Form 10-K
period 2003-05-25
S&C HOLDCO 3 INC
filed 2003-08-22
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 25, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-100717

S&C Holdco 3, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-0557245
(State of incorporation)	(IRS Employer Identification No.)

1770 Promontory Circle, Greeley, CO	80634
(Address of principal executive offices)	(Zip Code)

(970) 506-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

      There is no market for the Registrant’s common stock. As of August 11, 2003, 1,000 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      None

FORWARD-LOOKING INFORMATION
PART I
ITEM 1. BUSINESS
PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EX-3.1 Certificate of Incorporation
EX-3.2 Bylaws
EX-12.1 Ratio of Earnings to Fixed Charges
EX-12.2 Pro Forma Computation of Ratio
EX-16.1 Letter Re Change in Certifying Accountant
EX-21.1 Subsidiaries
EX-31.1 Certification of CEO Pursuant to Sec.302
EX-31.2 Certification of CFO Pursuant to Sec.302
EX-32.1 Certification of CEO Pursuant to Sec.906
EX-32.2 Certification of CFO Pursuant to Sec.906

ANNUAL REPORT ON FORM 10-K

May 25, 2003

FORWARD-LOOKING INFORMATION

      Our disclosure and analysis in this report, including Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Wherever possible, we have identified these “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) by words and phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,”, “may,” “plan,” “will” and similar expressions.

      Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions and expectations. Any or all forward-looking statements in this report may turn out to be wrong. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we currently believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described under the headings in Item 1. Business including “Risk Factors” as well as the availability and prices of live hogs and cattle, raw materials and supplies, food safety, livestock disease, live hog production costs, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the cost of compliance with environmental and health standards, adverse results from on-going litigation, action of domestic and foreign governments and the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations.

      Because we are subject to these risks and uncertainties, and for the other reasons described above, we caution readers not to place undue reliance on the forward-looking statements we make. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained throughout this report. Other than as required by law, our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General

      S&C Holdco 3, Inc. is referred to as “Swift Holdings” and, together with its subsidiaries including Swift & Company, which together with its subsidiaries is referred to as “Swift Operating”, is one of the leading beef and pork processing companies in the world. We process, prepare, package and deliver fresh, further processed and value-added beef and pork products for sale to customers in the United States and in international markets. Our fresh meat products include refrigerated beef and pork, processed to standard industry specifications and sold primarily in boxed form. Our further processed offerings include beef and pork products that are cut, ground and packaged in a customized manner for specific orders. Our value-added products include moisture enhanced, seasoned, marinated and consumer-ready products. We also provide services to our customers designed to help them develop more sophisticated and profitable sales programs. We sell our meat products to customers in the foodservice, international, further processor and retail distribution channels. We also produce and sell by-products that are derived from our meat processing operations such as hides and variety meats to customers in the clothing, pet food and automotive industries, among others.

      In the United States, we operate six beef processing facilities, three pork processing facilities, one lamb processing facility and one value-added facility. In Australia, we operate four beef processing facilities, including the largest and what we believe to be the most technologically advanced facility in that country, and four feedlots. Our facilities are strategically located to access raw materials in a cost effective manner and to service our global customer base. We have the ability to process 20,150 cattle and 43,000 hogs daily in the United States and 5,320 cattle daily in Australia based on our facilities’ existing configurations.

      Our business is divided into three segments: Swift Beef, through which we conduct our domestic beef processing business; Swift Pork, through which we conduct our domestic pork processing business; and Swift Australia, through which we conduct our Australian beef business. For the 249 days ended May 25, 2003, these businesses represented approximately 67%, 19% and 14% of our net sales, respectively. Swift Beef includes a lamb business, which contributed less than 1% of total net sales for the 249 days ended May 25, 2003.

      Swift Holdings was incorporated in May 2002 along with other subsidiaries and holding companies for the purpose of acquiring the United States beef, pork and lamb processing businesses and the Australian beef business of ConAgra Foods, Inc. On September 19, 2002, the limited partnership formed by our equity sponsors, Hicks, Muse, Tate & Furst Incorporated and Booth Creek Management Corporation, acquired a 54% interest in these businesses other than ConAgra’s domestic cattle feeding operations and other related assets and insignificant businesses (the “Transaction”). In a related transaction, the limited partnership formed by our equity sponsors also acquired a 54% interest in the domestic cattle feeding operations. The entities that were historically operated by ConAgra Foods as integrated businesses, which include the domestic cattle feeding operations and other assets and insignificant businesses that we did not acquire and liabilities that we did not assume in the Transaction, are referred to as the “ConAgra Red Meat Business” or “Predecessor”. Those entities and operations within the ConAgra Red Meat Business that we actually acquired in the Transaction and which are being operated by Swift Operating are referred to as the “Acquired Business” or “Successor.”

      The aggregate initial consideration for the Acquired Business was $1,080.7 million. As a result of a post-closing purchase price adjustment, ConAgra paid $16.0 million to our ultimate parent, Swift Foods Company, in March 2003. We have reflected the impact of this payment as a reduction to additional paid-in capital in our consolidated financial statements. The total purchase price (including expenses and other consideration) has been allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The Transaction was within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which resulted in a new basis of accounting in accordance with the Financial Accounting Standards Board’s EITF 88-16, Basis in Leveraged Buyout Transactions. In accordance with that guidance, the retained minority interest of the predecessor owner (i.e., ConAgra’s approximate 45% interest)

was carried over at the predecessor basis. The remainder of the investment in the assets acquired (i.e., the approximate 55% acquired by our equity sponsors and management) is based upon fair value. The excess of the purchase price over predecessor basis (book value) of net assets acquired from the predecessor owner was recognized as an offset in stockholder’s equity.

      Following the Transaction, our equity sponsors own approximately 54% of the equity of our ultimate parent, Swift Foods Company. ConAgra retained approximately 45% of the equity in Swift Foods Company, and the remaining 1% is held by our management. Swift Foods Company holds 100% of the equity in S&C Holdco 2, Inc., which in turn holds 100% of the equity of Swift Holdings, which in turn holds 100% of the equity in Swift Operating.

Business Strategy

      The key elements of our business strategy are to:

Expand Value-Added Products and Services

      We believe we can increase our profitability by offering higher margin, value-added products and services and, as a result, build strategic relationships with our customers and become their “preferred” supplier. In beef, we intend to continue to broaden our product offering to provide “mass-customized” products that support our customers’ need to differentiate their product offerings while at the same time providing the scale required to meet any customer’s growth requirements. In pork, we intend to continue to develop, improve and offer new products such as seasoned or marinated pork for our retail customers and boneless ham and specialized pork products for our processing customers. We are also developing innovative packaging solutions that will enable us to expand our distribution channels and consumer-ready product offerings.

Grow Sales in More Profitable and Faster-Growing Channels

      We continue to focus on increasing our sales to the international and foodservice channels, which we believe are the more profitable and faster growing channels. The international and foodservice channels, on average, pay premiums over USDA standard prices for customized production and packaging, consistent quality, timely delivery and other services. The USDA projects continued growth of beef and pork exports from the United States. We also believe that the foodservice sector will continue to grow as consumer trends continue to be favorable for the channel. Swift Beef’s sales volume to these two channels approximated 31% for the 249 days ended May 25, 2003. We expect to continue to grow this percentage in our domestic beef operations and seek similar opportunities in Swift Pork.

Improve Operating Efficiencies

      We will continue to focus on increasing our profit margins by improving operating efficiencies and raising our processing yields. Over the past three years, we have both increased daily volume throughput and improved product yields in our beef and pork operations. We will continue to seek similar opportunities in the future. We are currently implementing a product optimization program at Swift Beef that will enable us to more effectively coordinate planning, forecasting, scheduling, procurement and manufacturing disciplines that will result in improvements across our supply chain. We plan to apply these practices throughout other parts of our business where applicable.

Strategically Invest in Operations

      By expanding our product lines, implementing customer-focused programs, employing new packaging technologies and ensuring continued food safety standards, we expect to drive growth and margin expansion. We believe that we will be able to execute our business strategy and grow our core business. However, growing demand may necessitate adding profitable capacity by adding work shifts or making further investments. We will continue to evaluate each meaningful investment using economic models and such investment may include purchasing equipment or facilities, making acquisitions or entering into strategic alliances.

Capitalize on Benefits of Combined Operations

      In September 2001, we combined our domestic beef and pork operations into one headquarters building and these operations are working together to become the provider of choice for both beef and pork products to customers in our target channels. We intend to capitalize on significant cross-selling opportunities between beef and pork by building on our existing customer relationships within both businesses. In addition, we are in the process of re-engineering corporate functions such as accounting, human resources and food safety in an effort to streamline our operations and eliminate duplicative administrative costs. We believe that conducting our business as a combined operation further enables us to build on our existing customer relationships and to capitalize on the Swift brand name to attract new business opportunities.

Description of Business Segments

      The contribution of each of Swift Beef, Swift Pork and Swift Australia to net sales and operating income, and the identifiable assets attributable to each business segment are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included herein.

Swift Beef

Products, Sales and Marketing

      The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. Cattle hides are sold for both domestic and international use, primarily to the clothing and automotive industries. We market products under several brand names, including Swift Angus Select, Four Star Beef, Miller Blue Ribbon Beef and Monfort. Our lamb business is operated under Swift Beef, contributing less than 1% of total net sales for the 249 days ended May 25, 2003.

      We market our beef products through several channels, including:

•	national and regional retailers, including supermarket chains, independent grocers, club stores and wholesale distributors;

•	further processors;

•	international markets, including Japan, Mexico, Korea, Canada and China; and

•	the foodservice industry, including foodservice distributors, fast food, restaurant and hotel chains and other institutional customers.

      Our largest distribution channel is retail. Over the last three years, we have increased sales to the foodservice and international channels to a combined 31% for the 249 days ended May 25, 2003. One of the key elements to our business strategy is to continue to shift our sales mix to the more profitable foodservice and international channels. Total net sales contribution by channel is:

249 Days Ended
May 25, 2003

Retail	46%
Further processors	23%
International	16%
Foodservice	15%

Total	100%

Raw Materials and Procurement

      Our primary raw material for our processing facilities is live cattle. Our cattle procurement process is centralized at our headquarters in Greeley, Colorado. We require all of our cattle suppliers to document the quality of their feedlot operation, verify that use of antibiotics and agricultural chemicals follow the manufacturer’s intended standards, and confirm feed containing animal based protein products, which have been associated with outbreaks of BSE (Bovine Spongiform Encephalopathy), has not been used. Currently, we have approximately 3,600 suppliers that provide us with cattle. Historically, we have secured 40% to 50% of our annual cattle needs under forward purchase arrangements, purchased 35% to 40% on the spot market and obtained 15% to 20% from the domestic cattle feeding operations of the ConAgra Red Meat Business. In connection with the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations to continue this supply arrangement consistent with past practices.

Processing Facilities and Operations

      Our beef operations in the United States consist of four fed cattle facilities and two non-fed cattle facilities. We also operate a lamb processing facility. Steers and heifers raised on concentrated rations, such as grain with supplements, are typically referred to in the cattle industry as “fed cattle,” and cattle not fed such concentrated rations are usually referred to as “non-fed cattle.”

      We processed 3.0 million fed cattle, 400,000 non-fed cattle and 500,000 lambs at our domestic facilities in the 249 days ended May 25, 2003. Our facilities utilize modern, highly automated equipment to process and package beef products, which are typically marketed in the form of boxed beef. We also customize production and packaging of beef products for several large domestic and international customers. The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injuries. Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

      Our food safety efforts incorporate a comprehensive network of leading technologies that minimize the risks involved in beef processing. We have also recently introduced a carcass pasteurization program that reduces the presence of pathogenic bacteria from live animal to chilled carcass.

Swift Pork

Products, Sales and Marketing

      A significant portion of Swift Pork’s revenues are generated from the sale of fresh pork products predominantly to retailers including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings are predominantly sold to further processors who, in turn, manufacture bacon, sausage and deli and luncheon meats. The remaining sales are derived from by-products. Due to the higher margins attributable to value-added products, we intend to place greater emphasis on the sale of moisture enhanced, seasoned, marinated and consumer-ready pork products to the retail channel and boneless ham and skinless bellies to the further processor channel.

      We market our pork products through several channels, including:

•	national and regional retailers including supermarket chains, independent grocers, club stores and wholesale distributors;

•	further processors;

•	international markets, including Japan, Mexico and China; and

•	the foodservice industry including foodservice distributors, fast food, restaurant and hotel chains and other institutional customers.

      Pork products sold to the domestic retail and further processor channels comprised approximately 89% of total Swift Pork net sales for the 249 days ended May 25, 2003. Pork exports contributed approximately 7% of net sales, and we consider the overseas markets an opportunity for future growth. Total net sales contribution by channel is:

249 Days Ended
May 25, 2003

Retail	48%
Further processors	41%
International	7%
Foodservice	4%

Total	100%

Raw Materials and Procurement

      Our primary raw material for our processing facilities is live hogs. We employ a network of hog buyers at our processing plants and buying stations to secure our hog requirements. Approximately 50% of our hog purchases are made through various forms of supply contracts that provide us with a stable supply of high-quality hogs. These supply contracts are typically five to seven years in duration and stipulate minimum and maximum purchase commitments based in part on the market price of hogs with adjustments based on quality, weight, lean composition and meat quality. We purchase the remaining 50% of our hogs on the spot market at a daily market price with the same general quality and yield grade as we require under our contracts. We require an extensive supplier certification program and conduct comprehensive cutting tests of our potential suppliers’ animals to determine carcass composition and leanness.

Processing Facilities and Operations

      Our pork operations in the United States consist of three processing facilities located in close proximity to major hog growing regions of the country and a value-added facility that produces consumer-ready pork for certain customers.

      We processed 7.5 million hogs at our facilities in the 249 days ended May 25, 2003. Our facilities utilize modern, highly automated equipment to process and package pork products, which are typically marketed in the form of boxed pork. We have equipped our Santa Fe Springs facility to process value-added products and consumer-ready products. Our Louisville facility produces additional value-added products including seasoned and marinated pork items. The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injuries. Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards. Our Worthington and Marshalltown plants are the only two pork processing facilities in the United States with an ISO 9002 certified quality management system, and Worthington is the only active European Union certified facility in the United States which gives us the unique ability to ship primal cuts from the United States to Europe.

      Our food safety task force is made up of experts in the field of meat processing, food microbiology and quality assurance, all working together to assure compliance at all stages of the production chain and distribution channels. Our internal programs, policies and standards are designed to exceed both regulatory requirements and customer specifications.

Swift Australia

Products, Sales and Marketing

      The majority of Swift Australia’s revenues are generated by the meat processing division, from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats and other products. Approximately 85% of the beef product sold by Swift Australia is derived from grass-fed animals and the remainder are derived from grain-fed animals that are sold primarily to Japan. Grain-fed animals provide higher quality meat, which commands a premium price. Beef products sold by the meat division accounted for approximately 64% of Swift Australia’s net sales for the 249 days ended May 25, 2003. The foods division consists of two separate businesses. One manufactures meat patties and distributes consumables for McDonald’s in Australia. The other produces value-added meat products including toppings for Pizza Hut in Australia. This division contributed 23% of Swift Australia’s net sales for the 249 days ended May 25, 2003. The wholesale trading division trades in boxed meat products to brokers and retailers who resell those products to end customers, and provides the remaining contribution to net sales. Swift Australia’s net sales are viewed by division, rather than by channel as in our domestic segments. Total net sales contribution by division is:

249 Days Ended
May 25, 2003

Meat processing	64%
Food	23%
Wholesale trading	13%

Total	100%

      Swift Australia currently generates approximately 60% of total net sales as exports to foreign countries, including Japan, our largest export market, and the United States. The remaining 40% is derived in Australia.

Raw Materials and Procurement and Feedlot Operations

      The primary raw material for the Swift Australia processing facilities is live cattle. Our cattle procurement function is focused on efficiently sourcing both grass-fed cattle and feeder cattle for our grain-fed business. Grass-fed cattle are primarily sourced from third-party suppliers with specific weight and grade characteristics. This process helps ensure that the cattle we source meet our future order requirements. The majority of grain-fed cattle are sourced from company-owned feedlot operations.

      Swift Australia operates four feedlots that provide grain-fed cattle for our processing operations and also custom feeds for other producer clients on an opportunistic basis. We source feeder cattle from livestock producers. On average, cattle remain in our feedlots for approximately five months before they are transferred to our processing operations. Our feedlots produce approximately 180,000 cattle per year for processing.

Processing Facilities and Operations

      Swift Australia’s processing facilities are strategically located for efficient livestock acquisition, availability of labor and access to shipping and distribution. We processed 0.9 million cattle at our Australian facilities for the 249 days ended May 25, 2003. Our facilities utilize modern, highly automated equipment to process and package beef products. The Dinmore facility, which is European Union certified, is the largest plant in Australia.

      All products are subject to stringent animal husbandry and food safety procedures. Swift Australia’s processing facilities are operating under the strictest food safety and quality assurance regime to comply with international customer requirements. All products can be tracked to provide customer protection. Our feedlots are managed with cattle friendly policies providing clean and scientific feeding regimen to ensure safe grain-fed product is delivered to our customers.

Industry Overview

United States Beef

      Beef products are the second largest source of meat protein in the United States (behind chicken). The United States has the largest fed cattle industry in the world, and is the world’s largest producer of beef, primarily high-quality grain-fed beef for domestic and export use. In 2002, commercial beef production approximated 27.1 billion pounds in the United States.

      The domestic beef industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for beef and other proteins in the United States and abroad. In general, domestic and worldwide consumer demand for beef products determines beef processors’ long-term demand for cattle, which is filled by feedlot operators. In order to operate profitably, beef processors seek to acquire cattle at the lowest possible costs and to minimize processing costs by maximizing plant operating rates. Cattle prices vary over time and are impacted by inventory levels, the production cycle, weather, feed prices and other factors.

      In recent periods, demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand. According to the USDA, beef consumption approximated 27.9 billions pounds in 2002.

United States Pork

      Pork products are the third largest source of meat protein in the United States (behind chicken and beef). In 2002, commercial pork production approximated 19.7 billion pounds in the United States. Today, the United States is one of the world’s leading pork-producing countries and is widely regarded as a world leader in food safety standards. The United States is the third largest producer worldwide, behind China and the European Union, and one of the largest exporters, along with the European Union and Canada. United States production accounts for about 10% of total world supply.

      The domestic pork industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for pork and other meats in the United States and abroad. In general, domestic and worldwide consumer demand for pork products drive pork processors’ long-term demand for hogs, which is filled by hog producers. In order to operate profitably, hog processors seek to acquire hogs at the lowest possible costs and to minimize processing costs by maximizing plant operating rates. Hog prices vary over time and are impacted by inventory levels, the production cycle, weather, feed prices and other factors.

      In recent periods, demand for pork products in the United States has been relatively stable, with population growth and exports as the primary drivers for increased aggregate demand. According to the USDA, pork consumption approximated 19.1 billion pounds in 2002.

Australia Beef

      Australia produced approximately 4.6 billion pounds of beef in 2002. It has traditionally been a supplier of grass-fed beef. Grass is a much cheaper feed source than grain and given the vast amount of land in Australia that can be used for cattle raising and feeding relative to the United States, it is the predominant method used in that country. Australia also has a grain-fed beef cattle segment which primarily supplies cattle processed for export to Japan. Grain-fed production currently represents 25% of Australia’s total beef output.

      Australia has been one of the leading beef export countries for more than a decade. Exports are forecast at 2.9 billion pounds for calendar year 2003. Approximately 70% or more of exports have historically been made to the United States and Japan, but Australian beef is also exported to Korea, Taiwan, Canada and Mexico, among other countries.

      The Australian beef processing industry has dealt with two main issues over the last twelve months. One is the slow (but steady) recovery in the level of consumer confidence in Japan in the aftermath of the BSE and labeling incidents in the prior two years. Volumes for calendar year 2003 are forecast to remain 17% below calendar year 2000 levels despite the improvement. The second significant issue has been the widespread severe drought conditions, with calendar year 2002 being the hottest and one of the driest years on record. Some relieving rain in the early part of 2003 did not develop into a drought breaking weather pattern and the pressures on livestock supply and herd depletion continue to affect the outlook for the industry.

Intellectual Property

      We hold a number of trademarks, patents and domain names that we believe are material to our business and which are registered with the United States Patent and Trademark Office including “Swift” and “Monfort” derivative tradenames, and “Miller Blue Ribbon Beef”. We have also registered “Swift” and “Monfort” derivative trademarks in most of the foreign countries to which we sell our products. Currently, we have a number of patent applications and trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, we attempt to protect our unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection.

Competition

      The beef and pork processing industries are highly competitive. Competition exists both in the purchase of live cattle and hogs, as well as in the sale of beef and pork products. Our products compete with a large number of other protein sources, including chicken, turkey and seafood, but our principal competition comes from other beef and pork processors, including Tyson Foods, Inc., Smithfield Foods, Inc. and Excel Corporation. Management believes that the principal competitive factors in the beef and pork processing industries are price, quality, food safety, product distribution and brand loyalty. Some of our competitors have greater financial and other resources and enjoy wider recognition for their branded products.

Regulation and Environmental Matters

      Our operations are subject to extensive regulation by the United States Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the United States Environmental Protection Agency (“EPA”) and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. For example, in November 2002, the USDA issued a directive requiring all producers of raw beef products to reassess their HACCP system regulations to determine whether E. coli contamination is a food safety hazard reasonably likely to occur in the production process. We have historically and will continue to work closely with the USDA and any regulatory agencies to ensure that our operations comply with all applicable food safety laws and regulations.

      Wastewater, stormwater, and air discharges from our operations are subject to extensive regulation by the EPA and other state and local authorities. Our Australian operations also are subject to extensive regulation by the Australian Quarantine Inspection Service and other Australian state and local authorities. We believe that we currently are in substantial compliance with all governmental laws and regulations and maintain all material permits and licenses relating to our operations. We are not aware of any significant violations of such laws and regulations that are likely to result in material penalties or pending changes in such laws or regulations that are likely to result in material increases in operating costs, specifically as to proposed new EPA rules.

      Our domestic operations are subject to the Packers and Stockyards Act of 1921. This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires us to make payment for our livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, unless otherwise agreed to by our livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the Packers & Stockyards Act, we must hold our cash livestock purchases in trust for our livestock suppliers until they have received full payment of the cash purchase price. We maintain a bond in the amount of approximately $43 million to secure our payment obligations to our livestock suppliers. ConAgra Foods, Swift Beef and certain of their competitors are subject to current litigation alleging the use of captive cattle supplies in violation of this statute as described in Note 10, “Legal Proceedings” of our consolidated financial statements included in Item 8 of this Form 10-K.

      Between June 30, 2002 and July 19, 2002, we voluntarily recalled approximately 19 million pounds of beef trim and fresh and frozen ground beef products produced between April 12, 2002 and July 11, 2002 at our Greeley, Colorado facility, that may have been contaminated with E. coli. This is the first pathogen-related recall that we have experienced since 1996. The Centers for Disease Control and Prevention (“CDC”) has associated cases of E. coli illnesses with the consumption of these beef products. According to the USDA, since 1997 our industry has experienced 234 pathogen-related recalls and 91 E. coli related recalls. We estimate that the total recall costs associated with the return, destruction and replacement of affected products and any advertising or announcements necessary to effect the recall will be approximately $5.0 million. The actual charges could be more or less than the current estimate. Through September 18, 2002, we expensed approximately $3.4 million of costs directly related to the product recall. Amounts related to the recall costs incurred prior to the Transaction, together with an accrual for estimated recall costs expected to be incurred after the Transaction, were reflected as expenses that reduced the adjusted net book value of the Acquired Business, thereby reducing the purchase price paid for the Acquired Business. ConAgra Foods agreed to reimburse us to the extent the recall costs incurred after the Transaction exceed the accrual. Our May 25, 2003 balance sheet includes a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represent additional claims from customers seeking reimbursement for recall related costs. As our costs have not exceeded our deductible under our product recall insurance policy, we have not recorded any insurance receivable, and we expect no reimbursement under our policy. ConAgra Foods has further agreed to indemnify us for liabilities, costs and expenses that we may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall.

      Immediately following the expanded recall, we began working in coordination with our customers in order to quickly and efficiently effect the recall. In addition, we continue to work cooperatively with the USDA. Subsequent to the recall, order cancellations have been immaterial. Further, Swift Beef’s largest customers of grinds and muscle cuts have continued to order and, based on recent orders, we believe such customers will continue to order product from us at levels consistent with their historical patterns. As a proactive measure, Swift’s management team expanded its testing procedures in all of Swift Beef’s processing plants and, immediately following the recall, began 100% lot testing of all trimmings destined for raw products. Following our implementation of voluntary trimming testing, in November 2002, the USDA issued a directive requiring all producers of raw beef products to reassess their HACCP system regulations to determine whether E. coli contamination is a food safety hazard reasonably likely to occur in the production process. We estimate that additional costs to effect 100% testing, consisting of increased labor costs, testing materials, expanded storage expense and product yield loss, will approximate $4.0 million annually.

      In December 2002, the EPA modified its regulations governing concentrated animal feeding operations (“CAFOs”). The new rule revises the federal permitting requirements for CAFOs and requires all CAFOs to apply for a discharge permit under the federal Clean Water Act. Each CAFO must also develop and implement a nutrient management plan that, at a minimum, includes best management practices and procedures necessary to implement applicable effluent limitations and standards. In addition, the EPA has proposed revisions to the effluent limitations guidelines and standards for the meat processing industry. The proposed regulation would revise technology-based effluent limitation guidelines and standards for wastewater discharges associated with the operation of new and existing meat processing and independent rendering facilities. The adopted rule and the proposed rule, when adopted, could have a significant impact on our operations.

      One of our subsidiaries, Swift Beef Company (formerly known as ConAgra Beef Company), has been identified as a potentially responsible party at the Bill Johns Waste Oil Site in Jacksonville, Duval County, Florida. The Bill Johns Waste Oil Site is not listed on the National Priorities List of Superfund sites, but it was the subject of an investigation by the EPA. The basis for Swift Beef Company’s alleged liability is a small amount of waste oil sent to the Bill Johns Waste Oil Site by a distributor affiliated with the company. On January 8, 2002, a Consent Decree was lodged in the Middle District of Florida in a case titled United States v. Phillips Petroleum Company, Case No. 3:00-CV-620-J-25c. Under this Consent Decree, which has not yet been entered, the settling defendants agreed to reimburse the United States for $1,450,000 in past response costs incurred at the site. Swift Beef Company is a party to the Consent Decree, but because it is considered a de minimis contributor of waste oil at the site, its share of the settlement is less than $5,000. The EPA does not propose to take any further remedial action at the site, although the State of Florida has initiated an inquiry into whether there is groundwater contamination at the site that should be addressed. Because Swift Beef Company was a de minimis contributor to the site, we do not consider our potential liability at the site to be material.

      On May 30, 2003, Swift Beef Company received an administrative order from the EPA under the authority of the federal Clean Water Act in connection with its tannery operations in Cactus, Texas. The order directs us to either (1) take corrective action within thirty days of the effective date of the order to eliminate and prevent recurrence of certain alleged violations of the categorical pretreatment standard applicable to the tannery’s wastewater, specifically certain alleged exceedances of the maximum sulfide limitation applicable under the relevant pretreatment standard, and to submit a report detailing the specific actions we have undertaken; or (2) if it is not possible to eliminate the alleged violations within thirty days, to submit a plan to eliminate the alleged violations in the shortest possible time. The order also directs us to schedule a meeting with the EPA to discuss the alleged violations and why the EPA should not take further enforcement action. The order does not propose to assess an administrative penalty, although it is possible that the EPA could elect to pursue an administrative penalty or other sanction at a later time. We believe that the cost to undertake the ordered corrective action will not be material.

      We occasionally receive notices from regulatory authorities and others asserting that we are not in compliance with some laws and regulations. In some instances, litigation ensues, including the matters discussed Note 10, “Legal Proceedings” of the consolidated financial statements included in Item 8 of this Form 10-K.

Employees

      As of May 25, 2003, we had approximately 21,300 employees, including 11,000 employees in Swift Beef, 5,400 in Swift Pork and 4,900 in Swift Australia. We consider relations with our employees to be good. Approximately 11,300 employees at our United States facilities are represented by labor organizations and collective bargaining agreements expiring between 2003 and 2006. Approximately 4,100 employees at our Australia plants are parties to Awards of Enterprise or Certified Agreements with various labor organizations and Swift Australia.

Risk Factors

      Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows.

If our products become contaminated, we may be subject to product liability claims and product recalls that would adversely affect our business.

      Our beef and pork products have in the past been, and may in the future be, subject to contamination by organisms producing foodborne illnesses. These organisms are generally found in the environment and, as a result, there is a risk that as a result of food processing they could be present in our products. For example, E. coli is one of many foodborne illnesses commonly associated with beef products. Once contaminated products have been shipped for distribution, illness or death may result if the pathogens are present, or increase due to handling or temperatures, or if the pathogens are not eliminated at the further processing, foodservice or consumer level. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death and have in the past recalled, and may in the future recall products in the event of contamination or damage. For example, between June 30 and July 19, 2002, we voluntarily recalled approximately 19 million pounds of fresh and frozen ground beef products that may have been contaminated with E. coli. The CDC has associated cases of E. coli illnesses with the consumption of these beef products. We may encounter the same risks if a third party tampers with our products. Contamination of our products also may create adverse publicity that could negatively affect our business, reputation, prospects, financial condition, results of operations and cash flows.

Outbreaks of disease affecting livestock can adversely affect our business.

      An outbreak of disease affecting livestock, such as bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or BSE) or foot-and-mouth, could result in restrictions on sales of products to our customers or purchases of livestock from our suppliers. Also, outbreaks of these diseases or concerns of such disease, whether or not resulting in regulatory action, can lead to cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on consumer demand and, as a result, on our results of operations. Although there have been no reported cases of either foot-and-mouth disease or BSE in the United States or Australia, these health concerns have had an adverse effect on the livestock industry in Canada, Europe, South America and Japan in past years.

Our substantial debt could adversely affect our business.

      We have a significant amount of debt. As of May 25, 2003, we had total outstanding debt of $624.3 million (inclusive of the debt discount applicable to the senior notes), including capital lease obligations of $21.1 million, $252.2 million of secured debt and $150.0 million of debt that is subordinated to the senior notes. In addition we had $37.3 million of outstanding letters of credit and $239.5 million of senior debt available for borrowing under our revolving credit facility. The indenture governing the senior notes restricts, but does not prohibit us from refinancing the $150.0 million of senior subordinated notes with debt that is pari passu with the senior notes.

      Our substantial debt could:

•	make it difficult for us to satisfy our obligations, including making interest payments on the senior notes and on other debt obligations;

•	limit our ability to obtain additional financing to operate our business;

•	require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund working capital, capital expenditures and other general corporate requirements;

•	limit our flexibility to plan for and react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage relative to some of our competitors that have less debt than us; and

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates, lower cattle and hog prices or a downturn in our business or the economy.

Covenant restrictions under our senior credit facilities and our indentures may limit our ability to operate our business.

      The senior credit facilities and the indentures governing the senior notes and the senior subordinated notes contain, among other things, covenants that may restrict our and our subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The indentures and the senior credit facilities restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur additional indebtedness or issue guarantees;

•	create liens on our assets;

•	pay dividends on or redeem capital stock;

•	make certain investments;

•	make restricted payments;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	issue or distribute capital stock of our subsidiaries;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	engage in certain business activities; and

•	engage in mergers, consolidations and certain dispositions of assets.

      In addition, our senior credit facilities require us to maintain specified financial ratios and tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet those financial ratios and tests. We may not meet those ratios and tests and our lenders may not waive any failure to meet those ratios and tests. A breach of any of these covenants or failure to maintain such ratios would result in a default under our senior credit facilities and any resulting acceleration under the senior credit facilities may result in a default under our indentures. If an event of default under our senior credit facilities occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

Our ability to meet our obligations under our indebtedness depends on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to pay dividends or advance or repay funds to us.

      We are a holding company with no operations of our own. Consequently, our ability to service our debt and pay dividends is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to us, whether by dividends, loans, advances or other payments. The ability of our subsidiaries to pay dividends and make other payments to us depends on their earnings, capital requirements and general financial conditions and is restricted by, among other things, applicable corporate and other laws and regulations, the provisions of the senior credit facilities, and, in the future, other agreements to which our subsidiaries may be a party.

Our margins may be negatively impacted by fluctuating raw material costs and selling prices and other factors that are outside of our control.

      Our margins are dependent on the price at which our beef and pork products can be sold and the price we pay for our raw materials among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for beef and pork and the market for other protein products, such as poultry and fish. For example, beginning in March 2002, a month-long Russian trade embargo on chicken imported from the United States had the effect of increasing chicken supplies in the United States, which put downward pressure on demand and prices for red meat products, led to lower selling and raw material prices and had a negative impact on our results.

      The supply and market price of the livestock that constitute our principal raw material and represent the substantial majority of our cost of goods sold are dependent upon a variety of factors over which we have little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed, weather and livestock diseases.

      We generally do not have long-term sales arrangements with our customers and, as a result, the prices at which we sell products to them are determined in large part by market forces. A significant decrease in beef or pork product prices for a sustained period of time could have a material adverse effect on our revenues and, unless our input costs and other costs correspondingly decrease, on our operating margins.

      Severe price swings in raw materials, and the resultant impact on the prices we charge for our products, have at times had, and may in the future have, material adverse effects on our financial condition, results of operations and cash flows. If we experience increased costs, we may not be able to pass them along to our customers. We employ a number of strategies to attempt to reduce this risk, including forward purchase and sale agreements, futures and options, but these strategies cannot and do not eliminate these risks. For further discussion of the risks associated with commodity prices and hedging, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Market Risk Disclosures.

We are subject to extensive governmental regulation and our noncompliance with or changes in these regulations could adversely affect our business, financial condition, results of operations and cash flows.

      Our operations are subject to extensive regulation and oversight by the FDA, the USDA, the EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. Wastewater, stormwater, and air discharges from our operations are subject to extensive regulation by the EPA and other state and local authorities. Our Australian operations also are subject to extensive regulation by the Australian Quarantine Inspection Service and other state and local Australian authorities. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, recalls of our products or seizures of our properties, as well as potential criminal sanctions. These penalties or changes in the applicable laws and regulations could adversely affect our business, financial condition, results of operations and cash flows.

Our international operations expose us to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.

      For the 249 days ended May 25, 2003, exports, primarily to Japan, China, Canada, Mexico and Korea, accounted for approximately 26% of our total net sales. Our international activities expose us to risks not faced by companies that limit themselves to United States and Australian markets. One significant risk is that the international operations may be affected by tariffs, other trade protection measures and import or export licensing requirements. For example, on January 7, 2003, the Mexican government initiated an anti-dumping investigation against imports of pork from the United States during the period from April 1, 2002 through September 30, 2002. The results of that investigation could affect the tariffs we are required to pay on our exports of pork products to Mexico.

      Other risks associated with our international activities include:

•	changes in foreign currency exchange rates and hyperinflation in the foreign countries in which we operate;

•	exchange controls;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets; and

•	potentially negative consequences from changes in regulatory requirements.

Failure to successfully implement our business strategy may impede our plans to increase revenues and cash flow.

      Our revenues, margins and cash flows will not increase as planned if we fail to implement the key elements of our strategy, and our ability to successfully implement this strategy is dependent at least in part on factors beyond our control. For example, the willingness of consumers to purchase value-added products depends in part on economic conditions. In periods of economic uncertainty, consumers tend to purchase more private label or less-expensive products. Thus, if we encounter periods of economic uncertainty, the sales volume for our value-added products could suffer. Also, we may not be successful in identifying favorable international expansion opportunities or in further expanding into the foodservice markets.

Compliance with environmental regulations may result in significant costs and failure to comply with environmental regulations may result in civil as well as criminal penalties, liability for damages and negative publicity.

      Our operations are subject to extensive and increasingly stringent regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences for us, including criminal as well as civil and administrative penalties and negative publicity. We have incurred and will continue to incur significant capital and operating expenditures to avoid violations of these laws and regulations. Additional environmental requirements imposed in the future could require currently unanticipated investigations, assessments or expenditures, and may require us to incur significant additional costs. As the nature of these potential future charges is unknown, management is not able to estimate the magnitude of any future costs and the Company has not accrued any reserve for any potential future costs.

      Some of our facilities have been in operation for many years. During that time, we and previous owners of these facilities have generated and disposed of wastes that are or may be considered hazardous or may have polluted the soil or groundwater at our facilities, including adjacent properties. For example, one of our subsidiaries has been identified as a potentially responsible party at a site in Florida for the alleged disposal of a small amount of waste oil by a distributor affiliated with such subsidiary. Additional discovery of previously unknown contamination of property underlying or in the vicinity of our present or former properties or manufacturing facilities and/or waste disposal sites could require us to incur material unforeseen expenses. Occurrences of any of these events may have a material adverse affect on our business, financial condition, results of operations and cash flows.

Changes in consumer preferences could adversely affect our business.

      The food industry in general is subject to changing consumer trends, demands and preferences. Our products compete with other protein sources, such as chicken, and other foods. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The sales of our beef and pork products are subject to seasonal variations and, as a result, our quarterly operating results may fluctuate.

      Both the beef and pork industries are characterized by prices that change based on seasonal consumption patterns. The highest periods of demand for our products are usually the summer barbecue season for beef and the winter months for pork. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters.

Our performance depends on favorable labor relations with our employees. Any deterioration of those relations or increase in labor costs could adversely affect our business.

      We have approximately 21,300 employees worldwide. Approximately 11,300 employees at our United States facilities are represented by labor organizations and collective bargaining agreements. Approximately 4,100 employees at our Australian facilities are parties to Awards of Enterprise or Certified Agreements with various labor organizations and Swift Australia. Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business could be materially adversely affected as a result of war or acts of terrorism.

      Acts of war or acts of terrorism may cause damage or disruption to our employees, facilities, customers, partners, suppliers and distributors, which could have a material adverse effect on our business, results of operations and financial condition. Such acts may also cause damage or disruption to transportation and communication systems and our ability to manage logistics effectively.

Where you can find more information

      We maintain an internet web site at www.swiftbrands.com. The information on this site does not form a part of this Form 10-K. Our Form 10-K may be inspected, without charge, at the offices of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such materials may also be obtained by mail at prescribed rates from the Public Reference Room of the Securities and Exchange Commission at that address. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Copies of such materials may also be obtained from the web site that the Securities and Exchange Commission maintains at www.sec.gov.

ITEM 2.	PROPERTIES

      In addition to our owned beef, pork and lamb processing facilities described below, we lease our corporate headquarters building in Greeley, Colorado, our six distribution facilities located in California, Nebraska, Arizona, Colorado, Texas and Illinois and our sales offices in the US and Australia. We also own our distribution facilities in Hawaii and Delaware and have sales liaison offices in Korea, Japan, Mexico and Taiwan. The processing facility locations and capacity (based on current operating configurations and USDA limitations) are shown in the tables below:

Swift Beef

		Daily
		Processing
Location	Type	Capacity

Grand Island, Nebraska	Fed Cattle Processing	5,400
Greeley, Colorado	Fed Cattle Processing	5,200
Cactus, Texas	Fed Cattle Processing	5,100
Hyrum, Utah	Fed Cattle Processing	2,200
Omaha, Nebraska	Non-Fed Cattle Processing	1,125
Nampa, Idaho	Non-Fed Cattle Processing	1,125
Greeley, Colorado	Lamb Processing	4,000

Swift Pork

		Daily
		Processing
Location	Type	Capacity

Marshalltown, Iowa	Pork Processing	17,200
Worthington, Minnesota	Pork Processing	17,200
Louisville, Kentucky	Pork Processing	8,600
Santa Fe Springs, California	Value-Added Processing	N/A

Swift Australia

		Daily
		Processing
Location	Type	Capacity

Dinmore	Grass-fed Cattle Processing	3,200
Townsville	Grass-fed Cattle Processing	840
Rockhampton	Grass-fed Cattle Processing	630
Beef City	Grain-fed Cattle Processing	650
Beef City	Feedlot	N/A
Prime City	Feedlot	N/A
Caroona	Feedlot	N/A
Mungindi	Feedlot	N/A

ITEM 3.	LEGAL PROCEEDINGS

      For information regarding legal proceedings, see Note 10, “Legal Proceedings” to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for any class of common equity of Swift Holdings or Swift Operating. Neither Swift Holdings nor Swift Operating issues any of its equity securities in conjunction with an equity compensation plan. As of May 25, 2003, S&C Holdco 2, Inc. was the only stockholder of Swift Holdings, and Swift Holdings was the only stockholder of Swift Operating.

      We have not paid any dividends or other distributions with respect to our common stock since our formation in May 2002. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, fiscal requirements and other factors deemed relevant by our board of directors. We currently do not intend to pay any cash dividends in the foreseeable future; rather, we intend to retain earnings to provide for the operation and expansion of our business.

ITEM 6.	SELECTED FINANCIAL DATA

      Accounting principles generally accepted in the United States of America require our operating results prior to the Transaction (the periods prior to September 19, 2002) to be reported as the results of the ConAgra Red Meat Business (the “Predecessor”) in the selected financial data. Our operating results subsequent to the Transaction are presented as the “Successor’s” results in the selected financial data and include the 249 days from September 19, 2002 through May 25, 2003.

      The following table sets forth selected financial data of the ConAgra Red Meat Business on a combined basis at the dates and for the periods indicated. The combined statement of income data for the fiscal years ended May 27, 2001 and May 26, 2002 and the 115 days ended September 18, 2002 and the combined balance sheet data as of May 26, 2002 were derived from the ConAgra Red Meat Business audited combined financial statements included in this Form 10-K. The combined statement of income data for the fiscal year ended May 28, 2000 and the combined balance sheet data as of May 27, 2001 were derived from the ConAgra Red Meat Business audited combined financial statements which are not included in this Form 10-K. The combined statement of income data for the fiscal year ended May 30, 1999 and the combined balance sheet data as of May 30, 1999 and May 28, 2000 were derived from the ConAgra Red Meat Business unaudited combined financial statements, which are not included in this Form 10-K. In the opinion of management, the combined unaudited financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations of the ConAgra Red Meat Business.

      The financial statements of the ConAgra Red Meat Business include the results of ConAgra Foods’ domestic beef and pork businesses, Australia Meat Holding Pty. Ltd. and other entities that were historically operated by ConAgra Foods as an integrated business, which include a domestic cattle feeding operation and other assets and insignificant businesses that we did not acquire and liabilities that we did not assume in the Transaction. The financial data for the Successor set forth below represents the results of only those entities and operations within the ConAgra Red Meat Business that we actually acquired in the Transaction.

      The selected statement of income data for the 115 days ended September 18, 2002 was derived from the audited financial statements of the Predecessor included in this Form 10-K. The selected statement of income data for the 249 days ended May 25, 2003 and the balance sheet data at May 25, 2003 were derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. The results of operations for any partial fiscal year period or for the periods presented for the Predecessor or Successor are not necessarily indicative of the results of operations to be expected for other periods or for the full fiscal year.

      You should read the selected financial data set forth below in conjunction with, and the data is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

	Fiscal Year Ended (a)
											249 Days
									115 Days Ended		Ended
	May 30,		May 28,		May 27,		May 26,		September 18,		May 25,
	1999		2000		2001		2002		2002		2003

	Predecessor		Predecessor		Predecessor		Predecessor		Predecessor		Successor
											(Dollars in
	(Dollars in thousands)										thousands)
Statement of Income Data:
Net sales	$8,040,393		$8,962,982		$9,059,479		$8,476,208		$2,692,450		$5,739,168
Cost of goods sold	7,813,225		8,607,101		8,749,602		8,174,471		2,609,419		5,573,071

Gross profit	227,168		355,881		309,877		301,737		83,031		166,097
Income before income taxes and cumulative effect of change in accounting	14,044		57,472		104,247		117,953		28,018		59,978
Cash Flow Data:
Cash flows related to:
Operating activities	$340,613		$(18,554)		$73,474		$270,870		$2,328		$113,580
Investing activities	(99,190)		(83,215)		(79,012)		(22,222)		(7,494)		(839,377)
Financing activities	(249,402)		94,151		1,492		(250,612)		9,203		754,834
Other Financial Data:
EBITDA(b)	$82,167		$126,315		$167,048		$186,295		$49,590		$160,430
Capital expenditures	(98,918)		(71,228)		(77,958)		(56,527)		(8,842)		(43,917)
Ratio of earnings to fixed charges(c)	1.25	x	2.00	x	2.92	x	2.86	x	2.77	x	2.15x
Pro forma EBITDA of Acquired Business(d)									$83,853		$160,430

	May 30,	May 28,	May 27,	May 26,	May 25,
	1999	2000	2001	2002	2003

	Predecessor	Predecessor	Predecessor	Predecessor	Successor
					(Dollars in
	(Dollars in thousands)				thousands)
Balance Sheet Data:
Total assets	$1,783,202	$1,757,513	$1,804,937	$1,649,793	$1,620,463
Long-term debt	9,100	17,419	13,123	12,912	619,946
Total debt	10,100	17,600	17,419	13,123	624,253

(a)	The ConAgra Red Meat Business’ fiscal year ends on the last Sunday in May. The 1999 fiscal year ended May 30, 1999; the 2000 fiscal year ended May 28, 2000; the 2001 fiscal year ended May 27, 2001; and the 2002 fiscal year ended May 26, 2002. Our fiscal year ends on the last Sunday of May each year.

(b)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to cash flow or operating income (as measured by GAAP). We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. In addition, EBITDA is the starting point in the calculation of Adjusted EBITDA which is a financial measure defined in our senior credit facilities and used by our lenders in our financial covenant calculations. Since EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry.

(c)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents income (loss) before income tax plus fixed charges. Fixed charges consist of debt discount and financing costs and the portion of operating lease expense which management believes is representative of the interest component of rent expense.

(d)	The following table sets forth a reconciliation of Income before income taxes to EBITDA to Pro forma EBITDA:

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	115 Days	249 Days
	Ended	Ended	Ended	Ended	Ended	Ended
	May 30,	May 28,	May 27,	May 26,	September 18,	May 25,
	1999	2000	2001	2002	2002	2003

	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor	Successor
						(Dollars in
	(Dollars in thousands)					thousands)
Income before income taxes	$14,044	$57,472	$104,247	$117,953	$28,018	$59,978
Interest expense(i)	—	—	—	—	—	48,592
Depreciation and amortization	68,123	68,843	62,801	68,342	21,572	51,860

EBITDA	82,167	126,315	167,048	186,295	49,590	160,430
Elimination of Businesses Not Acquired(ii)					21,289	—
Elimination of existing corporate financing allocations(iii)					13,604	—
Monitoring and Oversight Agreement Fee(iv)					(630)	—

Pro forma EBITDA of Acquired Business(v)					$83,853	$160,430

(i)	Includes amortization of deferred financing costs and accretion of bond discount for the 249 days ended May 25, 2003 of $4,072 and $1,703, respectively.

(ii)	Represents the elimination of Businesses Not Acquired in connection with the Transaction. The specific items adjusted for include the domestic cattle feeding business and insignificant businesses not acquired and liabilities not assumed.

(iii)	Represents the elimination of historical allocated corporate financing costs. We believe eliminating these allocated corporate costs is appropriate because we have not incurred these costs after the Transaction.

(iv)	See Note 8, “Related Party Transactions” of the consolidated financial statements included in Item 8 of this Form 10-K.

(v)	The Pro forma EBITDA may not be indicative of the operations of, and does not reflect all costs resulting from operating, the Acquired Business as a stand-alone company such as insurance, treasury, internal audit, external reporting and information technology costs or costs resulting from compliance with the recent USDA directive requiring the testing of ground beef trimmings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. Selected Financial Data and the financial statements and accompanying notes included elsewhere in this Form 10-K. Those statements in this Item 7. that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Forward-Looking Information.”

Overview

      The ConAgra Red Meat Business was developed through a series of acquisitions made by ConAgra Foods in the late 1980’s and early 1990’s. E.A. Miller Enterprises Inc. and Monfort Inc. were both acquired in 1987 to form the foundation of the current domestic beef company. ConAgra Foods acquired Swift Independent Packing Co. during the late 1980’s in two separate transactions that formed the foundation of the current domestic pork business. Finally, the Australian operations were acquired in three separate transactions during the 1990’s. Since the time of the first acquisition, the ConAgra Red Meat Business was operated as a division of ConAgra Foods.

      Historically, the domestic cattle feeding operations were wholly owned by ConAgra Beef Company. Substantially all of the sales from those operations were made to our domestic beef processing facilities. For the fiscal year ended May 25, 2003, the domestic cattle feeding operations provided approximately 20% of the cattle processed by our domestic beef processing operations. The domestic cattle feeding operations consist of five feedlots that feed over 900,000 cattle annually. In a related transaction, a subsidiary of Swift Foods Company acquired the domestic cattle feeding operations that were historically included in the domestic beef business. In connection with the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations under which it will continue to supply cattle to Swift Beef consistent with past practices.

Summary Unaudited Pro Forma Financial and Other Data

      The summary unaudited pro forma financial and other data of Swift Holdings give effect to the Transaction as if it occurred as of the beginning of fiscal 2003 in the case of the unaudited pro forma statement of income data. A pro forma balance sheet has not been prepared because the balance sheet as of May 25, 2003 included elsewhere in this Form 10-K reflects the impacts of the Transaction. The unaudited pro forma statement of income does not purport to represent what our results of operations would have been if the Transaction had occurred as of the date indicated or what such results will be for future periods.

						Pro Forma
	115 Days Ended September 18, 2002
					249 Days	Fiscal Year
	ConAgra	Elimination	Adjustments		Ended	Ended
	Red Meat	of Businesses	for the		May 25,	May 25,
	Business	Not Acquired	Transaction(a)	Total	2003	2003

	(Dollars in thousands)
Statement of Income Data:
Net sales	$2,692,450	$(51,527)	$—	$2,640,923	$5,739,168	$8,380,091
Cost of goods sold	2,609,419	(70,989)	2,475	2,540,905	5,573,071	8,113,976

Gross profit	83,031	19,462	(2,475)	100,018	166,097	266,115
Selling, general and administrative expense	36,900	(2,095)	630	35,435	87,783	123,218
Translation gains	—	—	—	—	(9,026)	(9,026)
Gain on business interruption recovery	—	—	—	—	(21,230)	(21,230)
Corporate allocations: finance charges	13,604	190	(13,794)	—	—	—
Corporate allocations: selling, general and administrative expense	4,509	(875)	—	3,634	—	3,634

Operating income	28,018	22,242	10,689	60,949	108,570	169,519
Interest expense	—	—	21,375	21,375	48,592	69,967

Income before income taxes	$28,018	$22,242	$(10,686)	$39,574	$59,978	$99,552

Other Data:
Cash flows from operating activities						$124,045
EBITDA(b),(d)						244,284
Capital expenditures						(52,484)
Pro forma ratio of earnings to fixed charges(c)						2.32	x
Operating Data (in thousands):
Cattle processed — Swift Beef						5,193
Hogs processed — Swift Pork						10,858
Cattle processed — Swift Australia						1,400

(a)	Adjustments for the Transaction represent certain adjustments and eliminations, such as an adjustment to estimated depreciation expense based on the fair values of assets acquired, amounts payable pursuant to the Monitoring and Oversight Agreement (see Note 8 “Related Party Transactions” to the consolidated financial statements included in Item 8 of this Form 10-K), an elimination of historical allocated corporate financing cost, interest expense as a result of the Transaction, and the tax effects of the pro forma adjustments at an estimated statutory tax rate of 38%.
(b)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles

(“GAAP”) and should not be considered as an alternative to cash flow or operating income (as measured by GAAP). We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. In addition, EBITDA is the starting point in the calculation of Adjusted EBITDA which is a financial measure defined in our senior credit facilities and used by our lenders in our financial covenant calculations. Since EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry.

(c)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents income before income tax plus fixed charges. Fixed charges consist of debt discount and financing costs and the portion of operating lease expense which management believes is representative of the interest component of rent expense.

(d)	The following table sets forth a reconciliation of Pro forma Income Before Income Taxes to Pro forma EBITDA:

Pro Forma

Fiscal Year
Ended
May 25, 2003

(Dollars in
thousands)
Income before income taxes	$99,552
Interest expense(i)	69,967
Depreciation and amortization	74,765

Pro forma EBITDA	244,284

(i)	Our fiscal year ended May 25, 2003 includes amortization of deferred financing costs and accretion of bond discount of $4,072 and $1,703, respectively.

Results of Operations

      Accounting principles generally accepted in the United States of America require our operating results prior to the Transaction to be reported as the results of the Predecessor for periods prior to September 19, 2002 in the financial statements. Our operating results subsequent to the Transaction are presented as the Successor’s results in the financial statements and include the 249 days ended May 25, 2003.

      The financial results for periods prior to September 19, 2002 reflect the results of all of the historical operations of the ConAgra Red Meat Business, including the results of ConAgra Foods’ domestic beef and pork businesses, the domestic cattle feeding operations, Australia Meat Holding Pty. Ltd., Weld Insurance Company and other related entities which have historically been operated as an integrated business. We did not acquire the domestic cattle feeding operations, the capital stock of Weld Insurance Company, other assets and insignificant businesses and liabilities that were historically included in the ConAgra Red Meat Business. We refer to these businesses collectively as the “Businesses Not Acquired.” In the Transaction, we acquired ConAgra Foods’ domestic beef, pork and lamb processing businesses and its Australian beef business. We refer to these businesses collectively as the “Acquired Business.” The financial results for periods on or after September 19, 2002 reflect only the operations of the Acquired Business.

Fiscal Year Ended May 25, 2003 (Pro forma) Compared to Fiscal Year Ended May 26, 2002 (Predecessor basis).

      The information presented below for the fiscal year ended May 25, 2003 (Pro forma) compared to the fiscal year ended May 26, 2002 (Predecessor basis) is derived from comparing (1) the historical financial statements of the Predecessor ConAgra Red Meat Business for the fiscal year ended May 26, 2002 to (2) the sum of the historical financial statements of the Predecessor ConAgra Red Meat Business after deducting the results of the Businesses Not Acquired for the 115 day period from May 26, 2002 through September 18, 2002 and including pro forma adjustments related to the Transaction, plus the results of the Acquired Business for the 249 day period from September 19, 2002 through May 25, 2003.

      Net Sales. Pro forma net sales for the Acquired Business for the fiscal year ended May 25, 2003 decreased $96.1 million, or 1%, as compared to the fiscal year ended May 26, 2002 for the Predecessor, due to lower selling prices, which were offset by increased sales volumes.

      Cost of Goods Sold. Pro forma cost of goods sold was relatively flat year over year with $8,114.0 million for the fiscal year ended May 25, 2003 as compared to $8,174.5 million for the fiscal year ended May 26, 2002 for the Predecessor. Current period results are impacted by higher insurance costs due to general market conditions as a result of world events, and becoming a stand-alone company.

      Gross margin percentages (gross profit as a percent of net sales) remained relatively flat at 3% for both the current fiscal year (Pro forma) and the prior year (Predecessor basis).

      Selling, General and Administrative. Pro forma selling, general and administrative expenses were $123.2 million for the fiscal year ended May 25, 2003 as compared to $108.3 million for the fiscal year ended May 26, 2002 for the Predecessor. These expenses increased by $14.9 million due to increases in labor, facilities, professional services, costs associated with becoming a stand-alone company, offset by the adoption, effective May 27, 2002, of SFAS No. 142, which reduced intangible amortization expense recorded for the fiscal year ended May 25, 2003 by $2.4 million. During the quarter ended May 25, 2003, one of our customers filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware. We increased our reserve for bad debts by $3.8 million (including $2.9 million related to Swift Beef and $0.9 million related to Swift Pork) for amounts estimated to be unrecoverable from this customer.

      Corporate Allocations/ Interest Expense. Corporate allocations for the fiscal year ended May 26, 2002 were $75.5 million. No corporate allocations were recorded subsequent to the Transaction date of September 19, 2002, although payments to our prior owner in accordance with the Transition Services Agreement during the 249 days ended May 25, 2003 totaled $4.5 million. Interest expense for the 249 days ended May 25, 2003 was $48.6 million.

      Other Items. Our operating results for the fiscal year ended May 25, 2003 were impacted by a gain on business interruption insurance recovery of $21.2 million related to a December 2000 fire at a beef processing facility operated by the Predecessor (see Note 14 “Business Interruption Recovery” to the consolidated financial statements included in Item 8 of this Form 10-K). Our results were also impacted by a translation gain of $9.0 million related to gains on U.S. Dollar denominated borrowings.

      Income Taxes. For the 249 days ended May 25, 2003, our effective tax rate for the Acquired Business was approximately 34.5% as compared to 36% for prior periods on a Predecessor basis. The decrease in our effective rate was primarily due to the extraterritorial income exclusion that allows certain foreign sales to be non-taxable. As we are no longer a division of our previous parent company, we must file separate consolidated tax returns for the Acquired Business and the parent entities on a stand-alone basis.

Fiscal Year Ended May 26, 2002 Compared to Fiscal Year Ended May 27, 2001.

      Net Sales. Net sales were $8,476.2 million for the twelve months ended May 26, 2002 as compared to $9,059.5 million for the twelve months ended May 27, 2001. Net sales decreased during the twelve month period ended May 26, 2002 due, in part, to a decline in domestic beef net sales by $710.8 million or 12% primarily due to the absence of any contribution to total net sales from the Garden City facility (see Note 14, “Business Interruption Recovery” of the consolidated financial statements included in Item 8 of this Form 10-K), as well as unfavorable market conditions during the second half of the fiscal year. The domestic beef business was negatively affected by the terrorism events of September 11, 2001 and Russia’s ban on United States poultry products in March 2002 that caused an increase in protein on the United States market. Conversely, pork net sales increased in fiscal 2002 by $68.2 million or 4% due to additional head processed as a result of greater available hog supply, coupled with increased sales of higher margin, higher value products which contributed $34.2 million of the increase in pork net sales. In Australia, our net sales declined by

$60.5 million or 5%, primarily due to the reported cases of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or BSE) in Japan compounded by the incident in which a Japanese beef processor admitted to repackaging 13.8 tons of Australian beef in October 2001 and fraudulently representing the beef as Japanese beef in an attempt to claim a government subsidy under a Japanese beef buy back program established in response to the reported cases of BSE in Japan and weak demand for beef products in response to these incidents.

      Cost of Goods Sold. Cost of goods sold was $8,174.5 million for the twelve months ended May 26, 2002 as compared to $8,749.6 million for the twelve months ended May 27, 2001. Cost of goods sold decreased primarily due to lower beef slaughter levels in the United States and Australia resulting in lower plant costs, offset, in part, by increased cost of goods sold related to greater volumes of pork head processed.

      Selling, General and Administrative. Selling, general and administrative expenses were $108.3 million for the twelve months ended May 26, 2002 as compared to $130.1 million for the twelve months ended May 27, 2001. The decrease resulted in part from the re-engineering of corporate functions such as accounting, human resources and food safety in an effort to eliminate duplicative administrative costs initiated at the Greeley headquarters in April of fiscal 2001. That initiative resulted in the elimination of approximately 125 positions, resulting in a $9.5 million reduction in direct costs. In addition, fiscal 2001 included $7.8 million of non-recurring legal expenses associated with contesting a trademark violation in Korea (responsibility for which will be retained by ConAgra Foods).

      Corporate Allocations. Corporate allocations for the twelve months ended May 26, 2002 were $75.5 million as compared to $75.6 million for the twelve months ended May 27, 2001.

      Income Taxes. The effective tax rate was 36.0% for the twelve months ended May 26, 2002 compared with 36.1% for the twelve months ended May 27, 2001.

Segment Information

      In connection with the Transaction, we executed a management reporting reorganization resulting in three reporting segments: Swift Beef, Swift Pork and Swift Australia. Prior to the Transaction, the predecessor company (including each of its four divisions: US Beef, US Pork, Cattle Feeding and Australia) was a component of the Meat Processing Segment of ConAgra Foods, Inc. The segment disclosures of the Predecessor have been restated to provide comparable financial information for each of our three reporting segments that resulted from the Transaction and the management reorganization.

      Swift Beef. The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, Swift Beef also sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries. Cattle hides are sold for both domestic and international use, primarily to the clothing and automotive industries.

      Swift Pork. A significant portion of Swift Pork’s revenues are generated from the sale of fresh pork products predominantly to retailers including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings are predominantly sold to further processors who, in turn, manufacture bacon, sausage and deli and luncheon meat. The remaining sales were derived from by-products.

      Swift Australia. The majority of Swift Australia’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. Approximately 85% of the beef product sold by Swift Australia is derived from grass-fed animals. The remainder of Swift Australia’s beef products are derived from grain-fed animals that are sold primarily to Japan. Other sales are derived from our foods division, which manufactures meat patties and distributes products for McDonald’s in Australia and produces value-added meat products including pizza toppings for Pizza Hut. The remaining sales are derived from our wholesale business which sells and distributes boxed meat products to brokers who in turn resell those products to end customers.

      Corporate, Other and Eliminations. This line item includes certain expenses not directly attributable to the reportable segments, as well as eliminations resulting from the consolidation process. This line also includes the cattle feeding division which we did not acquire in the Transaction.

	Predecessor

	ConAgra Red Meat Business
				S&C Holdco 3, Inc.
				and Subsidiaries
	Fiscal Year Ended
			115 Days Ended	249 Days Ended
	May 27, 2001	May 26, 2002	September 18, 2002	May 25, 2003

	(Dollars in thousands)			(Dollars in thousands)
Net Sales
Swift Beef	$6,407,632	$5,712,758	$1,811,247	$3,851,210
Swift Pork	1,643,553	1,711,709	478,812	1,097,348
Swift Australia	981,236	1,023,552	350,525	804,194
Corporate, Other and Eliminations	27,058	28,189	51,866	(13,584)

Total	$9,059,479	$8,476,208	$2,692,450	$5,739,168

Depreciation and Amortization
Swift Beef	$34,391	$38,801	$12,236	$32,823
Swift Pork	14,866	15,360	4,633	13,480
Swift Australia	9,861	10,589	3,531	11,280
Corporate, Other and Eliminations	3,683	3,592	1,172	52

Total	$62,801	$68,342	$21,572	$57,635

Operating Income (Loss) Before Other Items(a)
Swift Beef	$48,235	$59,739	$41,820	$(440)
Swift Pork	43,869	83,541	9,061	53,004
Swift Australia	56,756	29,063	14,929	25,693
Corporate, Other and Eliminations	30,948	21,120	(19,679)	57

Total	179,808	193,463	46,131	78,314

Corporate allocations	(75,561)	(75,510)	(18,113)	—
Gain on business interruption recovery	—	—	—	21,230
Translation gains	—	—	—	9,026
Interest expense	—	—	—	(48,592)

Total Income Before Income Taxes	$104,247	$117,953	$28,018	$59,978

(a)	Other items include corporate allocations prior to the Transaction and include gain on business interruption recovery, translation gains, and interest expense subsequent to the Transaction.

      Depreciation and amortization amounts above include bond discount accretion and debt issuance amortization for Swift Beef of $2,744 thousand, for Swift Pork of $1,748 thousand, and for Swift Australia of $1,283 thousand for the 249 days ended May 25, 2003. These amounts are included in interest expense in our Statement of Earnings.

Fiscal Year Ended May 25, 2003 (Pro forma) Compared to Fiscal Year Ended May 26, 2002 (Predecessor basis).

      The information presented below for the fiscal year ended May 25, 2003 (pro forma) compared to the fiscal year ended May 26, 2002 (predecessor basis) is derived from comparing (1) the historical financial statements of the Predecessor ConAgra Red Meat Business for the fiscal year ended May 26, 2002 to (2) the sum of the historical financial statements of the Predecessor ConAgra Red Meat Business after deducting the results of the Businesses Not Acquired for the 115 day period from May 26, 2002 through September 18, 2002 and including pro forma adjustments related to the Transaction, plus the results of the Acquired Business for the 249 day period from September 19, 2002 through May 25, 2003.

						Pro Forma
	115 Days Ended September 18, 2002
					249 Days	Fiscal Year
	ConAgra	Elimination	Adjustments		Ended	Ended
	Red Meat	of Businesses	for the		May 25,	May 25,
	Business	Not Acquired	Transaction(a)	Total	2003	2003

	(Dollars in thousands)
Net sales
Swift Beef	$1,811,247	$—	$—	$1,811,247	$3,851,210	$5,662,457
Swift Pork	478,812	—	—	478,812	1,097,348	1,576,160
Swift Australia	350,525	—	—	350,525	804,194	1,154,719
Corporate, Other and Eliminations	51,866	(51,527)	—	339	(13,584)	(13,245)

Total	$2,692,450	$(51,527)	$—	$2,640,923	$5,739,168	$8,380,091

Depreciation and Amortization
Swift Beef	$12,236	$—	$1,307	$13,543	$32,823	$46,366
Swift Pork	4,633	—	750	5,383	13,480	18,863
Swift Australia	3,531	—	418	3,949	11,280	15,229
Corporate, Other and Eliminations	1,172	(1,142)	—	30	52	82

Total	$21,572	$(1,142)	$2,475	$22,905	$57,635	$80,540

Operating Income (Loss) Before Other Items(b)
Swift Beef	$41,820	$—	$(1,640)	$40,180	$(440)	$39,740
Swift Pork	9,061	—	(941)	8,120	53,004	61,124
Swift Australia	14,929	—	(524)	14,405	25,693	40,098
Corporate, Other and Eliminations	(19,679)	21,557	—	1,878	57	1,935

Total	$46,131	$21,557	$(3,105)	$64,583	$78,314	$142,897

Corporate allocations	(18,113)	685	13,794	(3,634)	—	(3,634)
Gain on business interruption recovery	—	—	—	—	21,230	21,230
Translation gains	—	—	—	—	9,026	9,026
Interest expense	—	—	(21,375)	(21,375)	(48,592)	(69,967)

Total Income Before Income Taxes	$28,018	$22,242	$(10,686)	$39,574	$59,978	$99,552

(a)	Adjustments for the Transaction represent certain adjustments and eliminations, such as an adjustment to estimated depreciation expense based on the fair values of assets acquired, amounts payable pursuant to the Monitoring and Oversight Agreement (see Note 8 “Related Party Transactions”, to the Consolidated Financial Statements included in Item 8 of this Form 10-K), an elimination of historical allocated corporate financing cost, interest expense as a result of the Transaction, and the tax effects of the pro forma adjustments at an estimated statutory tax rate of 38%.

(b)	Other items include corporate allocations prior to the Transaction and include gain on business interruption recovery, translation gains, and interest expense subsequent to the Transaction.

Swift Beef

      Net Sales. Net sales of Swift Beef were $5,662.5 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $5,712.8 million for the fiscal year ended May 26, 2002 (Predecessor basis). Although net sales remained relatively flat, selling prices were nominally lower in 2003 offset by an increase in volume.

      Depreciation & Amortization. Depreciation and amortization of Swift Beef was $46.4 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $38.8 million for the fiscal year ended May 26, 2002 (Predecessor basis). The increase of $7.6 million resulted from the increase in asset depreciable basis due to the Transaction, and the recording of amortization of related debt issuance costs.

      Operating Income. Operating income of Swift Beef was $39.8 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $59.7 million for the fiscal year ended May 26, 2002 (Predecessor basis). The decrease of $19.9 million resulted from increased labor and other in-plant overhead costs and higher selling, general and administrative costs due largely to a $2.9 million increase in the allowance for doubtful accounts related to a single customer who filed Chapter 11 bankruptcy and costs incurred to become a stand-alone company following the Transaction including insurance, staffing changes, and other.

      Gross margin percentages (gross profit as a percent of net sales) remained relatively flat at 2% for both the current fiscal year (Pro forma) and the prior year (Predecessor basis).

Swift Pork

      Net Sales. Net sales of Swift Pork were $1,576.2 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $1,711.7 million for the fiscal year ended May 26, 2002 (Predecessor basis). The decrease of $135.5 million or 8% resulted from a 10% decline in average selling price per pound, partially offset by a 2% increase in sales volume.

      Depreciation & Amortization. Depreciation and amortization of Swift Pork was $18.9 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $15.4 million for the fiscal year ended May 26, 2002 (Predecessor basis). The increase of $3.5 million or 23% resulted primarily from the increase in asset depreciable basis due to the Transaction, and the recording of amortization of related debt issuance costs.

      Operating Income. Operating income of Swift Pork was $61.1 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $83.5 million for the fiscal year ended May 26, 2002 (Predecessor basis). The decrease of $22.5 million or 27% resulted from a 1% reduction in meat margin (selling price less raw material cost) per pound (due primarily to higher trade allowances) combined with a 6% increase in plants costs (including packaging, transportation costs for finished goods, labor costs and overhead costs) and a $0.9 million increase in the allowance for doubtful accounts related to a single customer who filed Chapter 11 bankruptcy.

      Gross margin percentages (gross profit as a percent of net sales) remained relatively flat at 6% for both the current fiscal year (Pro forma) and the Prior year (Predecessor basis).

Swift Australia

      Net Sales. Net sales of Swift Australia were $1,154.7 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $1,023.5 million for the fiscal year ended May 26, 2002 (Predecessor basis). The increase of $131.2 million or 13% resulted from a 13% increase in head processed, achieved through an increase in throughput at the Townsville plant following the introduction of more flexible work arrangements, coupled with the influence on available cattle numbers of a below average rainfall weather pattern over a wide area of Australia during the year. This left cattle producers with few options to maintain total herd numbers, and significant numbers of breeding females were slaughtered during the period as a consequence. In addition, the Australian dollar to US dollar exchange rate increased an average 17% between the two periods.

      Depreciation & Amortization. Depreciation and amortization of Swift Australia was $15.2 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $10.6 million for the fiscal year ended May 26, 2002 (Predecessor basis). The increase of $4.6 million or 44% resulted primarily from the increase in asset depreciable basis due to the Transaction, and the recording of amortization of related debt issuance costs compounded by the effects of foreign exchange rates on the current period amounts. The Australian dollar to US dollar exchange rate increased an average 17% between the two periods.

      Operating Income. Operating income of Swift Australia was $40.1 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $29.1 million for the fiscal year ended May 26, 2002 (Predecessor basis). The increase of $11.0 million or 38% resulted from a 13% increase in sales volumes partially offset by nominally lower selling prices per pound. Meat margin improved while plant costs increased (largely due to increase in variable expenses attributable to running more hours in the current reporting period to process higher sales volumes) partially offset by increased selling, general and administrative expenses associated with becoming a stand-alone company (such as insurance, incentives paid at closing of the transaction, etc.). In addition, the Australian dollar to US dollar exchange rate increased an average 17% between the two periods.

      Gross margin percentages (gross profit as a percent of net sales) increased to 4% for the current fiscal year (Pro forma) versus 3% for the prior year (Predecessor basis) largely due to higher volumes and lower raw material costs.

      Although not included in operating income, Swift Australia’s results were also impacted by a translation gain of $9.0 million related to gains on US dollar denominated borrowings.

Fiscal Year Ended May 26, 2002 Compared to Fiscal Year Ended May 27, 2001.

Swift Beef

      Net Sales. Net sales of Swift Beef were $5,712.8 million in fiscal 2002 as compared to $6,407.6 million in fiscal 2001. The decline of $694.9 million, or 11%, was primarily attributable to the loss of production capability at our Garden City, Kansas facility. Our Garden City facility was damaged by fire in December 2000 and left inoperable. In addition, net sales were negatively impacted by the terrorism events of September 11th, Russia’s ban on United States poultry products in March 2002 (see “Risk Factors” below), and BSE concerns in Japan. Sales of by-products decreased by $120.0 million or 15% in fiscal 2002 as a result of the BSE incidents in Japan, overall softening of demand for leather-related products and general weakness in the global economy.

      Operating Income. Operating income of Swift Beef was $59.7 million in fiscal 2002 as compared to $48.2 million in fiscal 2001. The increase in operating income was due to an increased proportion of our net sales being generated from higher margin foodservice and international distribution channels and a decrease in our plant costs associated with a reduction in head processed. In addition, the increase in operating income was also due to reduced selling, general and administrative expenses resulting from the elimination of positions at our Greeley, Colorado headquarters in April 2001. These positive factors were partially offset by the factors that negatively impacted sales as discussed above.

Swift Pork

      Net Sales. Net sales of Swift Pork were $1,711.7 million in fiscal 2002 as compared to $1,643.6 million in fiscal 2001. The increase of $68.1 million, or 4%, was caused primarily by an increase in head processed, as well as the favorable impact of higher priced, further processed marinated product sales. Total head processed increased by 6% due to an increase in demand that was partially driven by Japanese consumers migrating to pork during the BSE concerns in Japan. This increase was partially offset by a decline in cut-out values.

      Operating Income. Operating income of Swift Pork was $83.5 million in fiscal 2002 as compared to $43.9 million in fiscal 2001. The increase in operating income was due to the impact of an increase in head processed, coupled with a benefit of more slowly declining meat selling prices compared with hog costs, as well as strong yield improvements. A change in product mix accounted for the remaining improvement.

Swift Australia

      Net Sales. Net sales of Swift Australia were $1,023.5 million in fiscal 2002 as compared to $981.2 million in fiscal 2001. The increase of $42.3 million, or 4%, was caused primarily by increased prices for beef products, offset by a modest reduction in head processed. Total head processed in fiscal 2002 declined by 2% from fiscal year 2001 as a result of a reduction in our Beef City plant’s slaughter volume due to the reported BSE cases and BSE fraud in Japan, which resulted in lower sales of grain-fed beef to the Japanese market.

      Operating Income. Operating income of Swift Australia was $29.1 million in fiscal 2002 as compared to $56.8 million in fiscal 2001. The decline in operating income was due to the reduction in higher margin grain-fed product shipments to Japan, as a result of the reported BSE cases and fraud issues. Plant costs, however, declined by $11.4 million in fiscal 2002 due, in part, to a reduction in head processed and overall efficiency improvements.

Liquidity and Capital Resources

      Historically, the ConAgra Red Meat Business’ sources of cash were primarily cash flow from operations and advances received from ConAgra Foods. Subsequent to the closing of the Transaction, our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our bank facilities. We are no longer able to rely on ConAgra Foods for additional cash funding.

Internal Sources of Liquidity

      For the fiscal year ended May 26, 2002, we used $2.0 million in cash, all of which pertained to Businesses Not Acquired. During the 115 days ended September 18, 2002, we generated $4.0 million in cash, of which $1.6 million was used by Businesses Not Acquired. During the 249 days ended May 25, 2003, we generated $30.3 million of cash, which is the net impact of $113.6 million provided by operations, $839.4 million used in investing activities, $754.8 million provided by financing activities, and $1.3 million attributable to changes in foreign exchange rates.

      Cash provided by operating activities totaled $270.9 million, of which $67.1 million was generated by Businesses Not Acquired, for the fiscal year ended May 26, 2002 (Predecessor basis), $2.3 million, of which $14.4 million was used by Businesses Not Acquired, for the 115 days ended September 18, 2002 (Predecessor basis) and $113.6 million for the 249 days ended May 25, 2003 for the Acquired Business. The decreased amount of cash generated from operating activities was primarily a result of our higher use of trade working capital (accounts receivable plus inventory, less accounts payable and accrued expenses) during the fiscal 2003 periods as compared to our use of trade working capital during the same period in the prior year. Cash flows from operating activities for the fiscal year ended May 26, 2002 and the 115 days ended September 18, 2002 were also impacted by changes in working capital related to Businesses Not Acquired of $(67.8) million and $1.0 million, respectively.

      Cash used in investing activities totaled $22.2 million for the fiscal year ended May 26, 2002 (Predecessor basis), $7.5 million for the 115 days ended September 18, 2002 (Predecessor basis) and $839.4 million for the 249 days ended May 25, 2003 for the Acquired Business. The increase from prior year is primarily a result of the purchase of the Acquired Business ($793.5 million), coupled with additions to property, plant and equipment.

      Cash used in financing activities totaled $250.6 million for the fiscal year ended May 26, 2002 (Predecessor basis), as compared to $9.2 million in cash provided by financing activities for the 115 days ended September 18, 2002 (Predecessor basis) and $754.8 million for the 249 days ended May 25, 2003 for the Acquired Business. The increase in cash provided by financing activities is a result of funding requirements for higher trade working capital coupled with financing related to the Transaction.

External Sources of Liquidity

      Our primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue our growth objectives. To finance our working capital needs, we utilize cash flow from operations and borrow from our existing revolving credit facility in addition to a combination of equity and long-term debt to finance noncurrent assets. We are currently in compliance with the financial covenants in our senior credit facilities.

      We have in place a short-term revolving credit facility of $350.0 million of which $239.5 million was available for borrowing as of May 25, 2003 (expiring in September 2007) with major domestic and international banks. The interest rates for the revolving credit facility vary based on currency denominations and borrowing rates of our lenders. See “Senior Credit Facilities” below.

      At May 25, 2003, we had $624.3 million of total debt outstanding as compared to net intercompany advances and borrowings of $1.3 billion as of May 26, 2002.

      Our current debt structure is secured by substantially all of our current assets, including inventory, accounts receivable as well as all of our property, plants and equipment. As a result, our future liquidity is dependent on maintaining adequate cash flows from operations as well as maintaining the credit quality of our underlying accounts receivable balances. Although not anticipated by our management, deterioration of our credit quality of accounts receivable could impact our ability to borrow under our revolving credit facility.

      We believe that available borrowings under our senior credit facilities, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.

      We project capital expenditures of approximately $75 million in the next fiscal year, primarily related to plant expansion and production efficiency projects. Approximately two-thirds of our capital spending for the next fiscal year relates to growth and process improvement projects and the remaining one-third relates to maintenance of our facilities. We expect to fund these capital expenditures with cash flow from operations and borrowings under our revolving credit facility.

Senior Credit Facilities

      In connection with the Transaction, Swift Operating entered into an agreement providing for senior secured credit facilities that allow borrowings from time to time up to $550.0 million, and consist of a term loan of up to $200.0 million and a revolving credit facility of up to $350.0 million of which $239.5 million was available for borrowing as of May 25, 2003. Availability under the senior credit facilities is affected by borrowing base limitations and, with respect to the revolving credit facility, the issuance of letters of credit. At May 25, 2003, we had total outstanding debt of $624.3 million (inclusive of the original issue debt discount attributable to the senior notes issued by Swift Operating), including capital lease obligations of $21.1 million, $252.2 million of secured debt, $150.0 million of senior subordinated notes and $37.3 million of outstanding letters of credit.

      Availability under the senior credit facilities with respect to any borrower is subject to a borrowing base. The borrowing base for the U.S. borrower is based on its and certain of its domestic wholly owned subsidiaries’ assets as described below. The borrowing base for the Australian borrowers is based on the borrowing base for the U.S. borrower plus a borrowing base based on their and certain of their wholly owned subsidiaries’ assets. The borrowing base consists of percentages of the U.S. borrower’s or Australian borrowers’ eligible accounts receivable, inventory and supplies and the lesser of a sublimit and percentages of their respective eligible equipment and real property, in each case, less certain eligibility and availability reserves to be determined. The borrowers are required to report their respective borrowing bases on a weekly basis and, as a result, the availability under the senior credit facilities is subject to change.

Senior Notes

      On September 19, 2002, Swift Operating issued $268.0 million of 10 1/8% Senior Notes due 2009. The senior notes were issued with original issue discount and generated gross proceeds of approximately $250.5 million. On August 15, 2003 Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the Senior Notes.

      On July 16, 2003, we entered into a $100 million (notional) interest rate swap that converted a portion of our fixed rate 10 1/8% Senior Notes into a floating rate obligation. The swap, which matures on October 1, 2007, was utilized to achieve a target fixed/floating capital structure appropriate for our business.

Senior Subordinated Notes

      On September 19, 2002, ConAgra Foods purchased $150.0 million aggregate principal amount of 12 1/2% senior subordinated notes due 2010 issued by Swift Operating. On March 26, 2003, ConAgra Foods sold all $150.0 million aggregate principal amount of the senior subordinated notes in a transaction exempt from the registration requirements of the Securities Act. An affiliate of ConAgra Foods acquired $30.0 million aggregate principal amount of the senior subordinated notes in that transaction.

Bank Covenant Compliance

      Our senior credit facilities’ financial covenants are based on Adjusted EBITDA as defined in the senior credit facilities. These financial covenants require us to comply with certain ratios calculated using Adjusted EBITDA and determine our ability to meet future debt service, incur additional indebtedness or capital expenditures and assess our working capital requirements. In particular, these financial covenants currently require us not to:

•	exceed a maximum leverage ratio of 4.2x Adjusted EBITDA;

•	fall below a minimum interest coverage ratio of 2.5x Adjusted EBITDA; and

•	fall below a minimum fixed charge ratio of 1.05.

      Our leverage ratio, interest coverage ratio and fixed charge coverage ratio are to be calculated each fiscal quarter based on the latest twelve month financial data beginning on November 24, 2002.

      The calculated ratios for the latest twelve months (“LTM”) ended November 24, 2002, February 23, 2003 and May 25, 2003 were as follows:

		Latest Twelve			Latest Twelve			Latest Twelve
		Months			Months			Months
		Ended			Ended			Ended
		November 24,			February 23,			May 25,
		2002			2003			2003(d)

Leverage Ratio:
Consolidated Debt/		$652,351			$621,996			$624,253
Adjusted EBITDA(a)	÷	$227,650		÷	$223,527		÷	$219,462

		=2.87	x		=2.78	x		=2.84	x
Interest Coverage Ratio:
Adjusted EBITDA(a)/		$227,650			$223,527			$219,462
Consolidated Interest Expense	÷	$63,994		÷	$61,336		÷	$61,944

		=3.56	x		=3.64	x		=3.54	x
Fixed Charge Ratio:
Fixed Charge Numerator(b)/		$176,301			$160,712			$148,744
Fixed Charge Denominator(c)	÷	$65,994		÷	$61,836		÷	$64,958

		=2.67	x		=2.60	x		=2.29	x

(a)	The term “Adjusted EBITDA” is a defined term in our senior credit facilities, filed as Exhibit 10.1 to this Form 10-K. Adjusted EBITDA is calculated by adding to EBITDA certain items of income and expense. Amounts required to be added back to EBITDA to arrive at Adjusted EBITDA, as defined, for the LTM periods presented above include: retiree pension plan not assumed, elimination of historical corporate allocation, the impact of mark-to-market accounting from certain derivative contracts, the impact of non-cash predecessor entity stock option expense recognized, and the deduction for certain standalone incremental costs.

(b)	The numerator for the fixed charge ratio is calculated as defined in our senior credit facilities as: Adjusted EBITDA, less capital expenditures for the preceding four quarters, less total federal income tax liability payable.

(c)	The denominator for the fixed charge ratio is calculated as defined in our senior credit facilities using estimated amounts of annualized consolidated interest expense, plus an annualized principal amount of consolidated financial covenant debt due, plus annualized cash dividends, plus other annualized restricted payments. The terms “annualized consolidated interest expense” and “consolidated financial covenant debt” are defined in our senior credit facilities, filed as Exhibit 10.1 to this Form 10-K.

(d)	LTM EBITDA includes translation gains for all periods presented. The LTM ended May 25, 2003 includes our gain on business interruption recovery and translation gains.

Obligations and Commitments

      As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as lease or debt agreements. The following is a summary of these obligations as of May 25, 2003:

	Payments Due by Period

							After
Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 5

	(Dollars in millions)
Term loan facility	$199.0	$2.0	$2.0	$2.0	$2.0	$96.0	$95.0
Senior subordinated notes	150.0	—	—	—	—	—	150.0
Senior notes	268.0	—	—	—	—	—	268.0
Operating leases	25.0	6.2	4.9	3.9	3.6	2.8	3.6
Capital lease obligations	33.8	2.7	2.7	2.8	2.9	3.0	19.7
Installment note payable	2.0	1.3	0.7	—	—	—	—

Total cash obligations	$677.8	$12.2	$10.3	$8.7	$8.5	$101.8	$536.3

      We have excluded from the above table amounts associated with operating leases having remaining noncancelable lease terms of one year or less.

      As part of our ongoing operations, we also enter into arrangements that obligate us to make future payments under contingent commitments, such as debt guarantees. A summary of our commitments as of May 25, 2003 is as follows:

	Amount of Commitment Expiration by Period

							After
Other Commercial Commitments	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 5

	(Dollars in millions)
Monitoring and Oversight Agreement(1)	$12.9	$2.9	$2.0	$2.0	$2.0	$2.0	$2.0

(1)	Represents estimated payments due under the Monitoring and Oversight Agreement. See Note 8, “Related Party Transactions” of the consolidated financial statements included in Item 8 of this Form 10-K. We have reflected these estimated payments in years one through year five of the above table, and a single such payment in the “After Year Five” column as the agreement has no stated end date, and thus the total amounts due after five years are not available.

      In addition, we have hog purchase contracts which require the purchase of a minimum of approximately 27.5 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices.

Seasonality and Fluctuations in Quarterly Operating Results

      Our quarterly operating results are influenced by seasonal factors in both the beef and pork industries. These factors impact the price that we pay for livestock as well as the ultimate price at which we sell our products.

      In beef, the seasonal demand for beef products is highest in the summer and fall months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

      The pork business has similar seasonal cycles, but in different months. It takes an average 11 months from conception for a hog to reach market weight. Generally, sows are less productive in summer months resulting in fewer hogs available in the spring and early summer, which causes prices of hogs and boxed pork to rise, but production to fall. The highest demand for pork occurs from October to March, as hog availability and holiday occasions increase the demand for hams, tenderloins and other higher value pork products.

Critical Accounting Policies and Estimates

      The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain or loss contingencies. We base our estimates on historical experience, our understanding of the facts and circumstances and various other assumptions that we believe are reasonable. Actual results could differ materially from these estimates.

      Certain accounting estimates require us to make assumptions about matters that are highly uncertain at the time the estimates are made, and under different assumptions or conditions, those estimates could be materially different. We believe that the application of the following critical accounting policies affects our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

      We evaluate the collectibility of our accounts receivable balance based on a general analysis of past due receivables, and a specific analysis on certain customers we believe will be unable to meet their financial obligations due to economic conditions, industry-specific conditions, historical or anticipated performance and other relevant circumstances. We continuously perform credit evaluations and reviews over our customer base. We believe this process effectively addresses our exposure to bad debt write-offs, however, if circumstances related to changes in the economy, industry or customer conditions change we may need to subsequently adjust our allowance for doubtful accounts.

Inventory Valuation

      Live cattle and hogs are valued on the basis of the lower of first-in, first-out cost or market. Beef and pork inventories are valued at net realizable value less cost to complete. Management reviews inventory balances and purchase commitments to determine if inventories can be sold at amounts equal to or greater than their carrying amounts. If actual results differ from management expectations with respect to the selling of inventories at amounts equal to or greater than their carrying amounts, we would be required to adjust our inventory balances accordingly.

Revenue Recognition

      Our revenue recognition policies are based on the guidance in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Revenue on products sales is recognized when title and risk of loss are transferred to customers (upon delivery based on the terms of sale), when the price is fixed or determinable and when collectibility is reasonably assured.

Accounting for Income Taxes

      We operate in multiple tax jurisdictions, both within and outside the United States. In order to determine our tax provision, we allocate income to each of these jurisdictions based on applicable tax laws. Because tax laws vary by jurisdiction and are subject to interpretation, we must make various judgments and estimates in determining the allocations. Tax audits associated with the allocation of this income, and other complex tax issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. While we believe that we have appropriately provided for income taxes for all years, the resolution of tax audits may result in significant adjustments to our tax provision and the associated financial results.

      We consider approximately $38 million of cumulative undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized tax liability associated with the permanently reinvested cumulative undistributed earnings is approximately $5.3 million. Should management decide to repatriate such earnings or change its assumption about indefinite reinvestment in the future, the related taxes would be charged to earnings at that time. Furthermore, we do not accrue deferred taxes on the currency translation adjustment component of equity relating to investments in foreign subsidiaries existing at the time of the Transaction. Foreign earnings subsequent to the Transaction are deemed to be repatriated and taxes accrued accordingly.

      Our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in U.S. or international tax laws could affect the continued realization of the tax benefit we are currently receiving. In addition, a change in the mix of our income among tax jurisdictions could change our overall effective tax rate.

      Deferred tax assets and liabilities are determined based on the expected tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we believe will more likely than not be realized.

Foreign Currency

      The acquisition of the Australian subsidiaries was financed, in part, with borrowings from our U.S.-based lenders, including use of our revolving line of credit. The funds invested in Australia are denominated in U.S. dollars and as such are subject to market price volatility related to the periodic translation of assets and liabilities into our reporting currencies. Such translation gains and losses are reflected in the other comprehensive income component of equity when related to long term investments and intercompany borrowings which were the source of the original investment. Periodic borrowings in excess of the amount used to finance the acquisition are subject to revaluation with the resultant translation gains or losses reflected in the statements of earnings contained in our financial statements herein. We evaluate foreign currency exposure on an ongoing basis and may determine the need to utilize derivatives to mitigate our exposure to foreign currency movement in future periods.

Self Insurance

      We are self-insured for certain losses relating to worker’s compensation, general liability and employee medical and dental benefits. We purchased stop-loss coverage in order to limit our exposure to any significant levels of claims. Self-insured losses are accrued based upon management’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and our historical experiences..

Recent Accounting Pronouncements

      For information regarding recent accounting pronouncements, see Note 2, “Basis of Presentation and Accounting Policies” of the consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

      The principal market risks affecting our business are exposures related to changes in commodity prices, as well as changes in foreign exchange rates. We attempt to mitigate these exposures by entering into various hedging transactions, which are intended to decrease the volatility of earnings and cash flows associated with the changes in the applicable rates and prices.

      The following table provides the fair value of our open derivative instruments:

	Predecessor

	ConAgra Red	S&C Holdco 3, Inc.
	Meat Business	and Subsidiaries

	May 26, 2002	May 25, 2003

	(Dollars in	(Dollars in
	thousands)	thousands)
Fair Value:
Cattle and hogs	$15,022	$799
Energy	766	2,381
Foreign currency	3,419	982

Total	$19,207	$4,162

•	Fair value for cattle and hogs was determined using the quoted fair value and was based on our net derivative fair value by commodity at each fiscal year end.

•	Fair value of energy was determined by using quoted market prices, if available, and was based on our net derivative fair value by commodity at each fiscal year end.

•	Fair value of foreign currency was determined using quoted market prices and was based on the net derivative fair value at each fiscal year end.

Commodity Risk

      We require various raw materials in our operations, including cattle and hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. We consider these raw materials generally available from a number of different sources and believe we can obtain them to meet our requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. We generally hedge these commodities when and to the extent management determines conditions are appropriate. While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.

      We reflect commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of earnings as a component of costs of goods sold upon sale of the hedged commodity. Generally, we hedge a portion of our anticipated consumption of commodity inputs for periods of up to 12 months. We may enter into longer-term derivatives on particular commodities if deemed appropriate.

Cattle and Hogs

      We purchase cattle and hogs for use in our processing businesses. The commodity price risk associated with these activities can be hedged by selling or buying the underlying commodity, or by using an appropriate commodity derivative instrument. We typically utilize exchange-traded futures and options as well as non-exchange-traded derivatives, in which case we monitor the amount of associated counterparty credit risk. We also enter into live cattle forward purchase contracts in order to establish margins on sales we have agreed to make, but have not yet delivered upon. These contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market values of these contracts are recognized immediately as unrealized income or expense in the statement of earnings each period as fluctuations in the fair value of the contracts change with the change in the underlying value of the commodity. As we deliver on our sales and the related live cattle forward contracts are closed, the unrealized income or expense is reversed and the actual transaction is realized. Therefore, on any given day, our reported operating results can be impacted from the non-cash gain or loss due to the accounting for these contracts.

      As of May 25, 2003, we had firm contracts to purchase approximately 34% of our anticipated need for cattle and hogs, and we had derivative positions for approximately 1% of our anticipated need for cattle and hogs.

Energy

      We incur energy costs in our facilities and incur higher operating expenses as a result of increases in energy costs. We take positions in commodities used in our operations to partially offset adverse price movements in energy costs, such as natural gas and electricity. We use exchange-traded derivative commodity instruments and non-exchange-traded swaps and options. We monitor the amount of associated counterparty credit risk for non-exchange-traded transactions.

      As of May 25, 2003, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we had hedge positions for approximately 56% of our annual needs for natural gas.

Foreign Exchange Risk

      Transactions denominated in a currency other than an entity’s functional currency are generally hedged to reduce market risk. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging foreign currency risk in sales of finished goods, future settlement of foreign denominated assets and liabilities, and firm commitments.

      Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.

Sensitivity Analysis

      The following sensitivity analysis estimates our exposure to market risk of commodity prices and foreign exchange rates. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the fair value of applicable commodity prices and foreign exchange rates and excludes the underlying items that are being hedged.

	Predecessor

	ConAgra Red	S&C Holdco 3, Inc.
	Meat Business	and Subsidiaries

	May 26, 2002	May 25, 2003

	(Dollars in	(Dollars in
	thousands)	thousands)
Fair Value:
Cattle and hogs(1)	$15,022	$799
Energy	766	2,381
Foreign currency	3,419	982

Total	$19,207	$4,162

Estimated Fair Value Volatility (-10%)
Cattle and hogs(1)	$19,958	$(2,737)
Energy	(1,115)	1,038
Foreign currency	3,071	884

Total	$21,914	$(815)

(1)	Includes derivatives related to feedstock at May 26, 2002.

Interest Rate Risk

      We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed-rate and variable rate debt and reviewing other business and financial risks. As of May 25, 2003 the fair value of our floating rate debt was $199.0 million. A 1% change in short-term interest rates would result in increased or decreased interest expense of approximately $2.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 4, 2002, Swift Holdings and Swift Operating dismissed Deloitte & Touche LLP as our independent accountants. Swift Holdings and Swift Operating were formed on May 29, 2002 and neither the report of Deloitte & Touche LLP on the financial statements of Swift Holdings at that date nor the reports of Deloitte & Touche LLP on the financial statements of the ConAgra Red Meat Business for the past two fiscal years contained any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. Each of Swift Holdings’ and Swift Operating’s Board of Directors participated in and approved the decision to change independent accountants.

      In connection with its audits of the ConAgra Red Meat Business for the fiscal years ended May 27, 2001 and May 26, 2002, and the audit of the balance sheet of Swift Holdings at May 29, 2002, and through October 4, 2002, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such periods. During the two most recent fiscal years and through October 4, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

      Swift Holdings and Swift Operating engaged PricewaterhouseCoopers LLP as their new independent auditors as of October 4, 2002. During the period beginning with our formation and ending October 4, 2002, we have not consulted PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information concerning the directors and executive officers of Swift Operating.

Name	Age	Position(s)

John N. Simons, Jr.	42	President and Chief Executive Officer and Director
Dennis R. Henley	57	President, North American Red Meats
Danny C. Herron	48	Vice President and Chief Financial Officer
Marshall R. Ernst	51	Vice President Operations
Donald F. Wiseman	57	Vice President, General Counsel and Secretary
Dan V. Halstrom	41	Vice President International Sales
John R. Keir	57	Joint Chief Executive Officer of Swift Australia
John W. Shandley	46	Vice President Human Resources
Peter R. White	59	Joint Chief Executive Officer of Swift Australia
Joe Colonnetta, Jr.	41	Director
George N. Gillett, Jr.	64	Chairman of the Board and Director
Gregg L. Engles	45	Director
Thomas O. Hicks	57	Director
Michael D. Kelly	56	Director
Thomas L. Manuel	56	Director
John R. Muse	52	Director
Michael D. Walter	54	Director

      A brief biography of each director and executive officer follows:

John N. Simons, Jr. became the President and Chief Executive Officer of Swift Operating and a director in September 2002, and is also the President of Swift Holdings and Swift Beef Company. From May 1999 to September 2002, Mr. Simons was employed as President and Chief Operating Officer of ConAgra Beef Company. Prior to his employment with ConAgra Foods, from 1991 to May 1999, Mr. Simons was employed in a variety of general management roles in the United States, Canada and

Australia at Excel Corporation. Prior to his employment with Excel Corporation, from 1987 to 1989, Mr. Simons was a Sales Associate at Trammell Crow Company. Mr. Simons is also a director of Swift Foods Company, one of our parent companies.

Dennis R. Henley became the President, North American Red Meats of Swift Operating in November 2002 and is also the President of Swift Pork Company. From 1993 to September 2002, Mr. Henley was employed in various capacities at Swift & Company, the former pork processing operations of ConAgra Foods. From February 1999 to September 2002, Mr. Henley was employed as President and Chief Operating Officer of Swift & Company. From 1996 to 1998, Mr. Henley was employed as Executive Vice President of Operations and Product Management with Swift & Company. From 1994 to 1996, Mr. Henley was Senior Vice President of Product Management and from 1993 to 1994, acted as Vice President of Product Management of Swift & Company.

Danny C. Herron became the Vice President and Chief Financial Officer of Swift Operating in September 2002 and is also the Chief Financial Officer and Vice President of Swift Holdings. From April 1998 to September 2002, Mr. Herron was employed as Vice President and Senior Financial Officer of ConAgra Beef Company. From 1991 to April 1998, Mr. Herron was employed at Borden Foods Company where he acted as Snacks Controller from 1991 to 1993, the Chief Financial Officer Midwest Snacks from 1993 to 1995 and Operations Controller from 1995 to April 1998. Mr. Herron also worked at Frito-Lay, Inc. and Textron Corporation in various capacities from 1983 to 1991 and 1978 to 1983, respectively, prior to his employment with Borden Foods Company.

Marshall R. Ernst became the Vice President of Operations of Swift Operating in September 2002. From March 2001 to September 2002, Mr. Ernst was employed as Vice President of Beef Operations of ConAgra Beef Company. Prior to his employment with ConAgra Beef Company, from June 1996 to October 1998, Mr. Ernst was employed as Vice President of Operations for Hillshire Farm, a division of Sara Lee Foods. From October 1998 to March 2001, Mr. Ernst was employed as Vice President of Operations for Sara Lee Corporation. Prior to his employment with Sara Lee, from February 1994 to June 1996, Mr. Ernst was employed as General Manager of Spirit Farms Land and Cattle Company, and from March 1988 to February 1994, Mr. Ernst was employed as the Director of Fresh Meat Operations and Procurement of Johnsonville Sausage LLC. From 1975 to 1988, Mr. Ernst worked in various capacities with Smithfield Foods, FDL Foods, and Jones Dairy Farm.

Donald F. Wiseman became the Vice President, General Counsel and Secretary of Swift Operating in March 2003. From December 1991 to March 2003, Mr. Wiseman was employed as Vice-President, General Counsel and Secretary of The Restaurant Company, the operator of the Perkins Restaurant and Bakery chain. Prior to his employment with The Restaurant Company, Mr. Wiseman was in private law practice from November 1979 to December 1991.

Dan V. Halstrom became the Vice President of International Sales of Swift Operating in September 2002. From August 1998 to September 2002, Mr. Halstrom was employed as Vice President of ConAgra Refrigerated Foods International, responsible for international sales. Prior to August 1998, Mr. Halstrom was Export Manager for Monfort, Inc.

John R. Keir became the Joint Chief Executive Officer of Swift Australia in June 2001. From December 1990 to June 2001, Mr. Keir was the General Manager of Livestock for Swift Australia.

John W. Shandley became the Vice President of Human Resources Swift Operating in September 2002. From April 2000 to September 2002, Mr. Shandley was employed as Vice President of Human Resources of ConAgra Beef Company. From 1986 to April 2000, Mr. Shandley was employed at Nestle, U.S.A where he was a Director of Human Resources.

Peter R. White became the Joint Chief Executive Officer of Swift Australia in March 1999. From October 1986 until March 1999, Mr. White was the General Manager of Marketing for Swift Australia.

Joe Colonnetta, Jr. became a director of Swift Operating in September 2002 and is also a director of Swift Holdings. Mr. Colonnetta has been a partner at Hicks Muse since December 2002 and was previously a principal at Hicks Muse from January 1998 to December 2002. Prior to this, from September 1994 to January 1998, Mr. Colonnetta was a partner with Resource Management Partners (“RMP”), a management partner to institutional and private equity firms investing in food and consumer related portfolio companies, where he served as interim Vice Chairman, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer at various times during his employment. Prior to his employment with RMP, from January 1992 to September 1994, he was the Chief Financial Officer of The Restaurant Company, the operator of the Perkins Restaurant and Bakery chain. Mr. Colonnetta also serves as a director of Swift Foods Company, Cooperative Computing, Inc., Home Interiors & Gifts, Inc., Safeguard Systems, Minsa Mexico (an agri-business), Veltri Metal Products and Zilog, Inc.

George N. Gillett, Jr. became Chairman of the Board and a director of Swift Operating in September 2002. Mr. Gillett has served as the Chairman of the Board and President of Booth Creek Management Corp., a company with investments in a wide variety of businesses, since founding the Company in 1996. Mr. Gillett has also served as Chairman of Booth Creek Ski Holdings, Inc. since its formation in October 1996 and Chief Executive Officer since February 1997. From August 1994 to July 2001, he served as Chairman of Packerland Packing Company, Inc., a meat packing company based in Green Bay, Wisconsin. From January 1997 to February 2000, Mr. Gillett served as Chairman of Corporate Brand Foods America, Inc., a processor and marketer of meat and poultry products based in Houston, Texas, which was acquired by IBP, Inc. in February 2000 (subsequently acquired by Tyson Foods). Mr. Gillett also serves as a director of Booth Creek Ski Holdings, Inc., Vail Banks, Inc., Gillett Family Partners and Northland Holdings, Inc.

Gregg L. Engles became a director of Swift Operating in April 2003. Mr. Engles has served as the Chief Executive Officer and as a director of Dean Foods Company since its formation in October 1994. From October 1994 until December 21, 2001, he served as Chairman of the Board of Dean Foods Company and resumed this position in April 2002. Prior to the formation of Dean Foods Company, Mr. Engles served as Chairman of the Board and Chief Executive Officer of certain predecessors of Dean Foods Company. He currently serves on the board of directors of Evercom, Inc., an independent provider of telecommunications services which has publicly-traded notes.

Thomas O. Hicks became a director of Swift Operating in September 2002. Mr. Hicks has been Chairman of Hicks Muse since co-founding the firm in 1989. Prior to forming Hicks Muse, Mr. Hicks co-founded Hicks & Haas Incorporated in 1983 and served as its Co-Chairman and Co-Chief Executive Officer through 1989. Mr. Hicks also serves as a director of Swift Foods Company, Clear Channel Communications, Inc., Viasystems Group, Inc., Home Interiors & Gifts, Inc. and Pinnacle Foods.

Michael D. Kelly became a director of Swift Operating in April 2003. Mr. Kelly served as the Executive Vice President, Marketing of The Restaurant Company, the operator of the Perkins Restaurant and Bakery chain from February 1993 until February 2003.

Thomas L. Manuel became a director of Swift Operating in September 2002. Mr. Manuel serves as a consultant to ConAgra Foods. Mr. Manuel joined ConAgra Foods in 1977, and was the President and Chief Operating Officer of ConAgra Meat Companies from 1998 to 2000, and the President and Chief Operating Officer of ConAgra Trading and Processing from 1994 to 1998. Mr. Manuel also serves as a director of Swift Foods Company.

John R. Muse became a director of Swift Operating in September 2002 and is also a director of Swift Holdings. Mr. Muse has been a partner and member of the management committee of Hicks Muse since co-founding the firm in 1989. Prior to forming Hicks Muse in 1989, Mr. Muse headed the merchant/investment banking operations of Prudential Securities in the Southwestern region of the United States. Mr. Muse also serves as a director of Swift Foods Company, Dean Foods Company, Arena Brands Holding Corp., Burtons Foods, Eurotax/ Glass’s, Media Capital, Pinnacle Foods, Premier International Foods Plc and Yell.

Michael D. Walter became a director of Swift Operating in September 2002. Mr. Walter joined ConAgra Foods in 1989. Mr. Walter has been ConAgra Foods’ Senior Vice President, Commodity

Procurement & Economic Strategy since 1998. Prior to his current position, he was Senior Vice President Trading and Procurement Management from 1997 to 1998. Mr. Walter also serves as a director of Swift Foods Company, Chicago Board of Trade, ConAgra Malt Co. and RES, a by-product recovery company.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth the compensation earned by the Chief Executive Officer of Swift Operating and the four other most highly compensated executive officers (based upon salary plus bonus) who were serving as such for the 249 days from the date of the Transaction and ending on May 25, 2003. We refer to these individuals as our “Named Executive Officers.”

					Long-Term
					Compensation
					Awards
		Annual Compensation
					Securities
				Other Annual	Underlying	All Other
		Salary	Bonus	Compensation	Options/SARs	Compensation
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	(#)	($)(4)

John N. Simons, Jr.	2003	$409,615	$540,000	$185	7,400,000	$6,231
President and Chief Executive Officer
Dennis R. Henley	2003	$274,039	$767,500	$14	2,250,000	$4,615
President, North American Red Meats
Marshall R. Ernst	2003	$244,231	$635,000	$98	1,000,000	$4,808
Vice President, Operations
Danny C. Herron	2003	$191,250	$495,000	$71	1,250,000	$6,298
Chief Financial Officer
Gary M. Acromite	2003	$173,077	$455,000	$—	1,000,000	$5,289
Vice President, Supply Chain Management and Information Technology

(1)	Amounts shown are actual amounts paid during the period from September 19, 2002, the closing date of the Transaction, through May 25, 2003. Salary amounts are based on an annual salary of $600,000 for Mr. Simons, $400,000 for Mr. Henley, $375,000 for Mr. Ernst, $300,000 for Mr. Herron and $250,000 for Mr. Acromite.

(2)	These amounts include retention bonuses paid in connection with the Transaction in the amount of $487,500 for Mr. Henley, $525,000 for Mr. Ernst, $315,000 for Mr. Herron and $375,000 for Mr. Acromite.

(3)	Amounts shown are reimbursements for taxes.

(4)	Other Compensation amounts are the value of the employer’s contribution to the 401(k) Savings Plan.

Option Grants in Last Fiscal Year

      The following table sets forth information regarding stock options to purchase shares of common stock of Swift Foods Company granted to the Named Executive Officers during the 249 days ended May 25, 2003.

	Individual Grants(1)

	Number of		% of Total			Potential Realizable Value
	Securities		Options/			at Assumed Annual Rates
	Underlying		SARs	Exercise		of Stock Price Appreciation
	Options/		Granted to	or Base		for Option Term(2)
	SARs Granted		Employees	Price	Expiration
Name	(#)		in Fiscal Yr.	($/Sh)	Date	5%	10%

John N. Simons, Jr.	6,400,000	(4)		$1.00	9/19/12	$4,024,926	$10,199,952
	1,000,000	(3)(5)		$2.00	10/3/12	$—	$593,743

	7,400,000		38.4%
Dennis R. Henley	2,250,000	(4)	11.7%	$1.00	9/19/12	$1,415,013	$3,585,921
Marshall R. Ernst	1,000,000	(4)	5.2%	$1.00	9/19/12	$628,895	$1,593,742
Danny C. Herron	1,250,000	(4)	6.5%	$1.00	9/19/12	$786,118	$1,992,178
Gary M. Acromite	1,000,000	(4)	5.2%	$1.00	9/19/12	$628,895	$1,593,742

(1)	All options are granted at or above the common stock’s estimated market value on the grant date, and each grant has an expiration date as specified in the table. All options vest in the event of a change in control. The option price may be paid in cash, by surrendering shares owned for more than six months, or through irrevocable instructions to a broker to deduct the option price from the proceeds of the sale.

(2)	These amounts represent certain assumed rates of appreciation only and are based on an original fair market value of $1.00 per share, which is based on the most recent third-party sale of Swift Foods Company common stock. Actual gains, if any, on stock option exercises will depend on the future market for Swift Foods Company common stock and the price at which it can be sold.

(3)	Options granted have an exercise price above the market price of $1.00 per share.

(4)	Options granted to officers vest 25% upon grant and 1/36th per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares will be fully vested.

(5)	Options granted in connection with the purchase of 1,000,000 shares of Swift Foods Company common stock under the Swift Foods Company Stock Purchase Plan.

Aggregated Option Exercises and Fiscal Year-End Option Values

      The following table sets forth certain information with respect to (i) the exercise price of stock options by the Named Executive Officers during the 249 days ended May 25, 2003, (ii) the number of securities underlying unexercised options held by such Named Executive Officers as of May 25, 2003 and (iii) the value of unexercised in-the-money options (that is, options for which the fair market value of the common stock at May 25, 2003 exceeded the exercise price) as of May 25, 2003.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired		Option/SARs at		Options/SARs at
	on	Value	5/25/03 (#)		5/25/03 ($)(1)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

John N. Simons, Jr.	—	—	1,850,000	5,550,000	$—	$—
Dennis R. Henley	—	—	562,500	1,687,500	$—	$—
Marshall R. Ernst	—	—	250,000	750,000	$—	$—
Danny C. Herron	—	—	312,500	937,500	$—	$—
Gary M. Acromite	—	—	250,000	750,000	$—	$—

(1)	Fair market value of securities underlying in-the-money options is based on the most recent third-party sale of Swift Foods Company common stock at $1.00 per share. Swift Foods Company does not have any class of equity securities registered pursuant to Section 12 of the Exchange Act.

Employment and Severance Agreements

      Swift Operating entered into employment agreements with each of John Simons, Dennis Henley and Danny Herron, which became effective at the closing of the Transaction. Pursuant to the terms of the employment agreements, Mr. Simons is employed as President and Chief Executive Officer of Swift Operating for four years with an initial annual base salary of $600,000; Mr. Henley is employed as President, North American Red Meats of Swift Operating for four years with an initial annual base salary of $400,000; and Mr. Herron is employed as Chief Financial Officer, Executive Vice President — Finance and Controls and Assistant Secretary of Swift Operating for four years with an initial annual base salary of $250,000.

      Each of the employment agreements will be automatically extended for additional one year periods unless, at least six, but no more than 12, months prior to the ensuing expiration date, either party gives the other party written notice that the employment agreement will not be extended. The terms of the employment agreements provide for an annual increase of at least five percent of the then current annual base salary each year as well as an annual bonus in an amount to be determined in accordance with the agreement. The maximum annual bonus potential of Messrs. Simons, Henley and Herron will be no less than 100%, 70% and 60%, respectively, of each employee’s annual base salary for the relevant year.

      The employment agreements each provide for lump sum severance payments if such individuals are terminated by Swift Operating without cause (as defined in the employment agreements) or such individuals terminate their employment for good reason (as defined in the employment agreements). The amount of any lump sum severance payment will include, among other things, an amount equal to (1) two times the applicable employee’s then current annual base salary plus (2) an amount equal to the greater of either 50% of (a) the maximum annual bonus the employee could have earned over the remainder of the employment term and (b) the highest bonus paid to the employee prior to the termination date, multiplied by the number of complete fiscal years remaining in the employment term and pro rated for all partial years remaining in the term. In addition, each employee was granted options to purchase shares of Swift Foods Company under the Swift Foods Company 2002 Stock Option Plan described below under “2002 Stock Option Plan.” Each employee has agreed pursuant to his employment agreement not to compete with Swift Operating during his employment and for a period of two years after termination of his employment for any reason. Unvested awards or grants made under the ConAgra Foods’ option plan or incentive plans to each of Messrs. Simons, Henley and Herron prior to their employment with Swift Operating will continue to vest.

      We have also entered into severance agreements with Marshall R. Ernst and Gary M. Acromite that provide for monthly severance payments if we terminate such individuals without cause within the 36-month period following the closing of the Transaction. The amount of the monthly severance payment is comprised of base salary and incentive components with Mr. Ernst being entitled to $43,750 and Mr. Acromite being entitled to $31,250 per month remaining in the 36-month period at the time of the termination of employment. In addition to their annual salaries, Messrs. Ernst and Acromite are eligible to receive an annual performance bonus of 50% of their annual base salary for the relevant year.

      In addition to the employment agreements and severance agreements entered into by our Named Executive Officers, we have severance arrangements with five of our other executive officers under which these officers may receive a maximum aggregate of approximately $3.2 million of severance payments as of May 25, 2003.

Stock Purchase Plan

      Swift Foods Company has adopted a stock purchase plan (“Purchase Plan”) pursuant to which eligible employees and non-employees (including non-employee directors) of Swift Foods Company and its subsidiaries may purchase shares of common stock of Swift Foods Company. A total of 4,000,000 shares of common stock of Swift Foods Company are available for purchase under this plan at a price per share as determined by the board of directors on the date of purchase. As of May 25, 2003, certain members of our management had purchased an aggregate of 2,810,000 shares under the stock purchase plan at a purchase price of $1.00 per share which was the fair market value of such shares on the date of purchase.

2002 Stock Option Plan

      At the closing of the Transaction, Swift Foods Company adopted the Swift Foods Company 2002 Stock Option Plan (“Option Plan”), pursuant to which options may be granted to employees and eligible non-employees of Swift Foods Company and its parent or subsidiaries for the purchase of shares of common stock of Swift Foods Company.

      The employees and non-employees (including non-employee directors) eligible to receive awards under the Option Plan will be those individuals whose services to Swift Foods Company and its parent or subsidiaries are determined by the board of directors of Swift Foods Company (or a committee thereof) to have a direct and significant effect on the financial development of Swift Foods Company or its parent and subsidiaries. In addition, non-employee directors of Swift Foods Company who are eligible for awards under the plan may elect to receive options under the plan in lieu of any annual fee for services as a director of Swift Foods Company.

      A total of 19.5 million shares of common stock of Swift Foods Company are available for grant under the Option Plan. Both incentive stock options and nonqualified stock options may be granted under the 2002 Stock Option Plan. The board of directors of Swift Foods Company (or a committee thereof) will administer and interpret the Option Plan and will determine, in its discretion, the employees and eligible non-employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period (which may not be more than ten years from the date the option is granted).

Other Benefit Programs

      The Named Executive Officers also have the opportunity to participate in other employee benefit programs including health insurance, group life insurance, and retirement benefits under the same benefits structure made available to most non-union employees.

Compensation of Directors

      Directors who are officers, employees or otherwise our affiliates do not receive compensation for their services as director. Independent or non-affiliate directors of Swift Operating receive an annual fee of $20,000 which is paid in cash unless the director elects to receive options in lieu of cash. In addition, independent directors receive $5,000 per board meeting attended, $1,000 per telephonic board meeting and $1,000 per committee meeting attended. Our audit committee chairman receives $3,000 per audit committee meeting attended.

      Independent directors of Swift Operating are given the option to purchase a minimum of $100,000 of Swift Foods Company common stock at $1.00 per share with a matching grant of 100,000 non-qualified stock options and an additional matching grant for each additional share purchased, up to a maximum grant of 200,000 shares. Mr. Engles and Mr. Kelly have agreed to purchase up to $500,000 and $200,000 of Swift Foods Company shares, respectively, pursuant to this arrangement. Subsequent to year end, Mr. Engles and Mr. Kelly were each awarded an option to purchase 200,000 shares.

      Independent directors who provide consulting services to the company are paid a fee of $1,000 per day plus expenses. Under this arrangement, Mr. Kelly received $8,000 plus expenses during the 249 days from September 19, 2002 to May 25, 2003.

      All independent directors are reimbursed for expenses incurred while attending board or committee meetings and in connection with any other company business. We have also acquired accidental death and dismemberment insurance for our independent directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      All of the issued and outstanding common stock of Swift Operating is owned by Swift Holdings. All of the issued and outstanding common stock of Swift Holdings is held by S&C Holdco 2, Inc. All of the issued and outstanding common stock of S&C Holdco 2, Inc. is owned by Swift Foods Company.

      The following table sets forth certain information regarding ownership of the common stock of Swift Foods Company as of the date of this Form 10-K by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of the common stock, (ii) each director of Swift Operating, (iii) each of Swift Operating’s named executive officers and (iv) all of Swift Operating’s directors and executive officers as a group.

	Number of	Percentage
	Shares	of Shares

5% Stockholders:
HMTF Rawhide, L.P.(1)	175,000,000	53.3%
200 Crescent Avenue
Suite 1600
Dallas, Texas 75201
ConAgra Foods, Inc.	147,315,000	44.8%
One ConAgra Drive
Omaha, Nebraska 68102

	Number of	Percentage
	Shares	of Shares

Named Executive Officers and Directors:
John N. Simons, Jr.(2)	2,850,000	1%
Dennis R. Henley(3)	1,062,500	*
Danny C. Herron(4)	462,500	*
Gary M. Acromite(5)	450,000	*
Marshall R. Ernst(5)	450,000	*
Joe Colonnetta, Jr.	—	—
George N. Gillett, Jr.	—	—
Gregg L. Engles	—	—
Thomas O. Hicks(6)	—	*
Michael D. Kelly	—	*
Thomas L. Manuel	—	*
John R. Muse	—	*
Michael D. Walter	—	*

All executive officers and directors as a group (18 persons)	6,166,250	1.9%

*	Holds less than 1% of the outstanding shares of Swift Foods Company common stock.

(1)	HMTF Rawhide, L.P. (“HMTF Rawhide”), the limited partnership formed by the equity sponsors, Hicks Muse and Booth Creek (an affiliate of George N. Gillett, Jr., the Chairman of the Board of Directors of Swift Operating), owns approximately 54% of the equity interests of Swift Foods Company. An affiliate of Hicks Muse owns all of the general partner interests of HMTF Rawhide.

(2)	Includes 1,850,000 shares of common stock issuable pursuant to options that are currently exercisable.

(3)	Includes 562,500 shares of common stock issuable pursuant to options that are currently exercisable.

(4)	Includes 312,500 shares of common stock issuable pursuant to options that are currently exercisable.

(5)	Includes 250,000 shares of common stock issuable pursuant to options that are currently exercisable.

(6)	Excludes 175,000,000 shares owned by HMTF Rawhide, whose general partner is HMTF RW, L.L.C. Mr. Hicks is the sole manager of HM5/ GP LLC, which is the general partner of Hicks, Muse, Tate & Furst Equity Fund V, L.P., which is the sole member of HMTF RW, L.L.C., and, accordingly, may be deemed to be the beneficial owner of the shares of common stock of Swift Foods Company held by HMTF Rawhide. Mr. Hicks disclaims beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is included at Note 10 of the consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 14.	CONTROLS AND PROCEDURES

      We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14 under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. As of May 25, 2003, we had substantially completed our separation of certain back office accounting, treasury and financial reporting functions from our former parent. This process included establishment of policies and procedures and an independent, stand-alone control environment. No significant changes were made to our internal controls or in other factors that have materially affected or are reasonably likely to materially affect these controls during our most recent fiscal year. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedule.

      The following are filed as a part of this Report on Form 10-K:

(1) Financial Statements: The financial statements filed as part of this report on Form 10-K at Item 8 are listed in the List of Financial Statements on page F-2.

(2) The following financial statement schedule is submitted herewith:

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibit list:

Exhibit
Number		Description

2.1		Agreement, dated as of May 20, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.2		First Amendment to Acquisition Documents, dated as of July 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.3		Second Amendment to Acquisition Agreement, dated as of September 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
*3	.1	Certificate of Incorporation of S&C Holdco 3, Inc.
*3	.2	Bylaws of S&C Holdco 3, Inc.
4.1		Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.2		Form of Global Note for the 10 1/8% Senior Notes due 2009 of Swift & Company (contained as an exhibit to Exhibit 4.1 hereto)

Exhibit
Number	Description

4.3	Registration Rights Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort Inc., Salomon Smith Barney Inc. and J.P. Morgan Securities Inc. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.4	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.5	Form of Global Note for the 12 1/2% Senior Subordinated Notes due 2010 of Swift & Company (contained as an exhibit to Exhibit 4.4 hereto)
4.6	Registration Rights Agreement, dated as of September 19,2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc., Salomon Smith Barney Inc. and J.P. Morgan Securities Inc. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.5 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.7	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.8	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.9	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.10	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.10 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.11	Third Supplemental Indenture, dated as of March 26, 2003, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Swift & Bros. Co., Inc., Monfort Food Distribution Company, Swift & Company International Sales Corporation, Monfort, Inc., S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

10.1		Credit Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 3, Inc., the Lenders (as defined therein), the Issuers (as defined therein), Citicorp USA, Inc., JPMorgan Chase Bank, Citisecurities Limited, General Electric Capital Corporation, U.S. Bank National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International,” New York Branch (incorporated by reference to Exhibit 10.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.2		Pledge and Security Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.41 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.3		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, Burcher Pty. Limited, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., and Citicorp USA, Inc. (incorporated by reference to Exhibit 10.42 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.4		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.43 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.5		Transition Services Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Monfort Finance Company, Inc., Swift Foods Company and each of the other companies listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
+10	.6	Preferred Supplier Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.7		Tax Sharing Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Cattle Holdco, Inc., and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.8		Hangar License Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc. and Swift Beef Company (incorporated by reference to Exhibit 10.5 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
+10	.9	Live Cattle Supply Agreement, dated as of September 19, 2002, by and between Swift Beef Company and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.6 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.10		Aviation Personnel Use and Cost Sharing Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Monfort International Sales Corporation and each of the other companies listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.11		Monitoring and Oversight Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

10.12		Financial Advisory Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
+10	.13	By-Products Marketing Agreement, dated as of September 19, 2002, by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.10 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.14		Patent License Agreement, dated as of September 19, 2002, by and between Swift Brands Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.15		Armour Transition Trademark License Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc., ConAgra Brands, Inc. and Swift Brands Company (incorporated by reference to Exhibit 10.12 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.16		Swift Transition Trademark License Agreement, dated as of September 19, 2002, by and between Swift Brands Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.13 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.17		Indemnification and Release Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., Swift & Company, S&C Australia Holdco Pty. Ltd., Swift Cattle Holdco, Inc., Swift Brands Company, Swift Beef Company, Swift Pork Company, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., Monfort Finance Company, Inc., Burcher Pty. Limited, Monfort, Inc., Australia Meat Holdings Pty. Limited, Miller Bros. Co., Inc., Monfort Food Distribution Company, and Monfort International Sales Corp. (incorporated by reference to Exhibit 10.14 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.18		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P. and Swift & Company (incorporated by reference to Exhibit 10.15 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.19		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P., Swift & Company, S&C Australia Holdco Pty. Ltd. and Australia Meat Holdings Pty. Limited (incorporated by reference to Exhibit 10.16 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.20		Contribution Agreement, dated as of September 19, 2002, by and among Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Swift & Company (incorporated by reference to Exhibit 10.17 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.21		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Joe Colonnetta (incorporated by reference to Exhibit 10.18 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.22		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and George N. Gillett, Jr. (incorporated by reference to Exhibit 10.19 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.23		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Thomas O. Hicks (incorporated by reference to Exhibit 10.20 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

10.24		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Thomas L. Manuel (incorporated by reference to Exhibit 10.21 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.25		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and John R. Muse (incorporated by reference to Exhibit 10.22 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.26		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and John N. Simons (incorporated by reference to Exhibit 10.23 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.27		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Michael D. Walter (incorporated by reference to Exhibit 10.24 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.28		Indemnification Agreement, dated April 4, 2003, by and between Swift & Company and Gregg L. Engles (incorporated by reference to Exhibit 10.45 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.29		Indemnification Agreement, dated April 4, 2003, by and between Swift & Company and Michael D. Kelly (incorporated by reference to Exhibit 10.46 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.30	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.25 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.31	First Amendment to Simons Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.26 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.32	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.27 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.33	First Amendment to Herron Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.28 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.34	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.29 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.35	First Amendment to Henley Executive Employment Agreement dated July 12, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.30 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.36	Offer Letter, dated July 29, 2002, by and between Swift & Company and Marshall Ernst (incorporated by reference to Exhibit 10.32 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.37	Offer Letter, dated July 29, 2002, by and between Swift & Company and Dan Halstrom (incorporated by reference to Exhibit 10.33 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.38	Offer Letter, dated July 29, 2002, by and between Swift & Company and John Keir (incorporated by reference to Exhibit 10.34 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

**10	.39	Offer Letter, dated July 29, 2002, by and between Swift & Company and John Shandley (incorporated by reference to Exhibit 10.35 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.40	Offer Letter, dated July 29, 2002, by and between Swift & Company and Peter White (incorporated by reference to Exhibit 10.36 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.41	Offer Letter, dated March 12, 2003, by and between Swift & Company and Donald F. Wiseman (incorporated by reference to Exhibit 10.47 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.42	Severance Agreement, dated July 29, 2002, by and between Swift & Company and Marshall Ernst (incorporated by reference to Exhibit 10.38 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.43	Severance Agreement, dated July 29, 2002, by and between Swift & Company and John Shandley (incorporated by reference to Exhibit 10.39 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.44	Severance Agreement, dated March 12, 2003, by and between Swift & Company and Donald F. Wiseman (incorporated by reference to Exhibit 10.48 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.45	Swift Foods Company 2002 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.46	Swift Foods Company Stock Purchase Plan (incorporated by reference to Exhibit 10.49 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.47		Indemnity Side Letter Agreement, dated September 3, 2002, by and between ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
*12	.1	Ratio of Earnings to Fixed Charges
*12	.2	Pro Forma Computation of Ratio of Earnings to Fixed Charges
*16	.1	Letter Re Change in Certifying Accountant
*21	.1	Subsidiaries of S&C Holdco 3, Inc.
*31	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Indicates that exhibit is a management contract or compensatory plan or arrangement

+	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 406 of the Securities Act of 1933, as amended.

(b) Reports on Form 8-K.

      None.

(c) Exhibits.

      The exhibits at 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(d) Financial Statement Schedule.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S & C HOLDCO 3, INC.

By:	/s/ JOHN N. SIMONS, JR.

John N. Simons, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 21, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

By:	/s/ JOHN N. SIMONS, JR. John N. Simons, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	August 21, 2003

By:	/s/ DANNY C. HERRON Danny C. Herron	Chief Financial Officer, Executive Vice President — Finance & Controls and Assistant Secretary (Principal Financial and Accounting Officer)	August 21, 2003

By:	/s/ GEORGE N. GILLETT, JR. George N. Gillett, Jr.	Chairman of the Board of Directors	August 21, 2003

By:	/s/ THOMAS O. HICKS Thomas O. Hicks	Director	August 21, 2003

By:	/s/ JOHN R. MUSE John R. Muse	Director	August 21, 2003

By:	/s/ JOE COLONNETTA, JR. Joe Colonnetta, Jr.	Director	August 21, 2003

By:	/s/ THOMAS L. MANUEL Thomas L. Manuel	Director	August 21, 2003

By:	/s/ MICHAEL D. WALTER Michael D. Walter	Director	August 21, 2003

By:	/s/ GREGG L. ENGLES Gregg L. Engles	Director	August 21, 2003

By:	/s/ MICHAEL D. KELLY Michael D. Kelly	Director	August 21, 2003

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2), (c) AND (d)

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FISCAL YEAR ENDED MAY 25, 2003

S&C HOLDCO 3, INC. AND SUBSIDIARIES

FORM 10-K — ITEM 15(a)(1) AND (2)

S&C HOLDCO 3, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

      The following financial statements of S&C Holdco 3, Inc. and subsidiaries for the fiscal year ended May 25, 2003, are included in Item 8:

Page(s)

Report of Independent Auditors, PricewaterhouseCoopers LLP	F-3
Report of Independent Auditors, Deloitte & Touche LLP	F-4
Balance Sheet at May 26, 2002 and May 25, 2003	F-5
Statement of Earnings for the fiscal years ended May 27, 2001 and May 26, 2002, the 115 days ended September 18, 2002, and the 249 days ended May 25, 2003	F-6
Statement of Cash Flows for the fiscal years ended May 27, 2001 and May 26, 2002, the 115 days ended September 18, 2002, and the 249 days ended May 25, 2003	F-7
Statement of Stockholder’s Net Investment and Advances/ Statement of Stockholder’s Equity for the fiscal years ended May 27, 2001 and May 26, 2002, the 115 days ended September 18, 2002, and the 249 days ended May 25, 2003
F-8
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholder of S&C Holdco 3, Inc., and subsidiaries:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of S&C Holdco 3, Inc. and its subsidiaries at May 25, 2003, and the results of their operations and their cash flows for the period from September 19, 2002 to May 25, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
August 4, 2003

INDEPENDENT AUDITORS’ REPORT — PREDECESSOR

The Stockholder and Board of Directors

ConAgra Red Meat Business

      We have audited the accompanying combined balance sheet of ConAgra Red Meat Business (the “company”), a division of ConAgra Foods, Inc., as of May 26, 2002, and the related combined statements of earnings, of stockholder’s net investment and advances and of cash flows for the 115 days ended September 18, 2002, and the years ended May 26, 2002 and May 27, 2001. The combined financial statements include the accounts of the companies discussed in Note 1, which were under common ownership and management. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of ConAgra Red Meat Business as of May 26, 2002 and the combined results of its operations and its combined cash flows for the 115 days ended September 18, 2002, and the years ended May 26, 2002 and May 27, 2001 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the combined financial statements, in 2003 the company changed its method of accounting for goodwill and other intangible assets and in 2002 the company changed its method of accounting for derivative instruments and other hedging activities.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Omaha, Nebraska
July 11, 2003

S&C HOLDCO 3, INC. AND SUBSIDIARIES

BALANCE SHEET

	Combined
	Predecessor Entity	Consolidated

	ConAgra Red Meat	S&C Holdco 3, Inc.,
	Business	and Subsidiaries

	May 26, 2002	May 25, 2003

	(Dollars in thousands)	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,643	$64,939
Trade accounts receivable, net	273,151	281,271
Accounts receivable from related parties	—	33,546
Inventories	682,536	464,463
Other current assets	37,070	23,830

Total current assets	1,001,400	868,049
Property, plant and equipment, net	552,029	609,475
Goodwill	66,097	66,717
Other intangibles, net	10,080	38,204
Other assets	20,187	38,018

Total assets	$1,649,793	$1,620,463

LIABILITIES AND STOCKHOLDER’S NET INVESTMENT AND ADVANCES/ STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$211	$4,307
Accounts payable	191,482	275,842
Accounts payable to related parties	—	15,148
Accrued liabilities	119,383	142,179

Total current liabilities	311,076	437,476
Long-term debt, excluding current portion	12,912	619,946
Other non-current liabilities	64,093	92,185

Total liabilities	388,081	1,149,607
Commitments and contingencies (Notes 6 and 10):
Stockholder’s net investment and advances/stockholder’s equity:
Stockholder’s net investment and advances	1,261,712	—
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 25, 2003	—	—
Additional paid-in capital	—	393,377
Retained earnings	—	39,286
Accumulated other comprehensive income	—	38,193

Total stockholder’s net investment and advances/ stockholder’s equity	1,261,712	470,856

	$1,649,793	$1,620,463

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

STATEMENT OF EARNINGS

	Combined

	Predecessor-Entity			Consolidated

	ConAgra Red Meat Business
				S&C Holdco 3, Inc.,
				and Subsidiaries
	Fiscal Year Ended,
			115 Days Ended	249 Days Ended
	May 27, 2001	May 26, 2002	September 18, 2002	May 25, 2003

				(Dollars in thousands)
	(Dollars in thousands)
Net sales (Note 8)	$9,059,479	$8,476,208	$2,692,450	$5,739,168
Cost of goods sold (Note 8)	8,749,602	8,174,471	2,609,419	5,573,071

Gross profit	309,877	301,737	83,031	166,097

Selling, general and administrative	130,069	108,274	36,900	87,783
Corporate allocations: Selling, general and administrative	29,695	20,270	4,509	—
Corporate allocations: Finance charges/interest and financing expense	45,866	55,240	13,604	—
Gain on business interruption recovery				(21,230)
Translation gains	—	—	—	(9,026)
Interest expense	—	—	—	48,592

	205,630	183,784	55,013	106,119

Income before income taxes and cumulative effect of change in accounting	104,247	117,953	28,018	59,978
Income tax expense	37,628	42,408	9,602	20,692

Income before cumulative effect of change in accounting	66,619	75,545	18,416	39,286
Cumulative effect of change in accounting, net of tax	(681)	—	—	—

Net income	$65,938	$75,545	$18,416	$39,286

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

	Combined Predecessor Entity
				Consolidated

	ConAgra Red Meat Business			S&C Holdco 3,
				Inc., and
				Subsidiaries
	Fiscal Year Ended,
			115 Days Ended	249 Days Ended
	May 27, 2001	May 26, 2002	September 18, 2002	May 25, 2003

				(Dollars in
	(Dollars in thousands)			thousands)
Cash flows from operating activities:
Net income	$65,938	$75,545	$18,416	$39,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,837	65,178	21,442	50,210
Amortization of intangibles, debt issuance costs and accretion of bond discount	2,964	3,164	130	7,425
Deferred taxes	—	—	—	12,032
Cumulative effect of change in accounting	681	—	—	—
Stock-based compensation	—	—	—	1,441
Other noncash items (includes derivative fair value adjustments and nonpension post retirement benefits)	4,919	632	—	(5,742)
Gain on business interruption recovery, net of tax	—	—	—	(13,162)
Change in assets and liabilities:
Accounts receivable, net	32,397	65,518	(15,158)	(63,091)
Inventories	(115,767)	79,819	(30,740)	(14,302)
Other current assets	(1,060)	(23,098)	17,872	4,760
Accounts payable and accrued liabilities	23,565	4,112	(13,063)	84,283
Other assets	—	—	3,429	10,440

Net cash flows provided by operating activities	73,474	270,870	2,328	113,580

Cash flows from investing activities:
Additions to property, plant and equipment	(77,958)	(56,527)	(8,842)	(43,917)
Proceeds from sales of property, plant and equipment	—	—	—	340
Purchase of acquired businesses, net of cash acquired	—	—	—	(793,500)
Notes receivable and other items	(1,054)	34,305	1,348	(2,300)

Net cash flows used in investing activities	(79,012)	(22,222)	(7,494)	(839,377)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	261,890	670,985
Payments of long-term debt	(181)	(4,296)	(13,123)	(71,745)
Change in overdraft balances	—	—	—	32,594
Issuance of common stock	—	—	—	160,000
Debt issuance costs	—	—	—	(37,000)
Net investments and advances/(distributions)	1,673	(246,316)	(239,564)	—

Net cash flows (used in) provided by financing activities	1,492	(250,612)	9,203	754,834

Effect of exchange rates on cash	—	—	—	1,280
Net change in cash and cash equivalents	(4,046)	(1,964)	4,037	30,317

Cash and cash equivalents, beginning of period	14,653	10,607	8,643	34,622

Cash and cash equivalents, end of period	$10,607	$8,643	$12,680	$64,939

Non-cash investing and financing activities:
Capital contributions from related parties	—	—	—	$299,000

Capital lease	—	—	—	$1,097

Supplemental information:
Cash paid for interest	$1,300	$1,300	—	$32,496

Cash paid for taxes	—	—	—	$7,310

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDER’S NET INVESTMENT AND ADVANCES

	Combined

	Predecessor Entity

	ConAgra Red Meat Business

					Total
					Accumulated
		Foreign	Minimum		Other
	Investment	Currency	Pension		Comprehensive	Stockholder’s
	and	Translation	Liability	Derivative	Income	Net Investment
	Advances	Adjustment	Adjustment	Adjustment	(Loss)	and Advances

	(Dollars in thousands)
Balance at May 28, 2000	$1,381,399	$(12,941)	$(7,506)	$—	$(20,447)	$1,360,952
Comprehensive income (loss):
Net income	65,938	—	—	—	—	65,938
Foreign currency translation adjustment	—	(9,034)	—	—	(9,034)	(9,034)
Minimum pension liability adjustment, net of tax	—	—	3,448	—	3,448	3,448

Total comprehensive income (loss)						60,352
Net investment and advances	1,673	—	—	—	—	1,673

Balance at May 27, 2001	1,449,010	(21,975)	(4,058)	—	(26,033)	1,422,977
Comprehensive income (loss):
Net income	75,545	—	—	—	—	75,545
Cumulative effect of change in accounting, net of tax	—	—	—	(9,465)	(9,465)	(9,465)
Derivative adjustment, net of tax	—	—	—	9,363	9,363	9,363
Foreign currency translation adjustment	—	10,240	—	—	10,240	10,240
Minimum pension liability adjustment, net of tax	—	—	(632)	—	(632)	(632)

Total comprehensive income (loss)						85,051
Net investment and advances (distributions)	(246,316)	—	—	—	—	(246,316)

Balance at May 26, 2002	1,278,239	(11,735)	(4,690)	(102)	(16,527)	1,261,712
Comprehensive income (loss):
Net income	18,416	—	—	—	—	18,416
Derivative adjustment, net of tax	—	—	—	12	12	12
Foreign currency translation adjustment	—	(1,529)	—	—	(1,529)	(1,529)

Total comprehensive income (loss)						16,899
Net investment and advances (distributions)	(239,564)	—	—	—	—	(239,564)

Balance at September 18, 2002	$1,057,091	$(13,264)	$(4,690)	$(90)	$(18,044)	$1,039,047

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDER’S EQUITY

	Consolidated

	S&C Holdco 3, Inc. and Subsidiaries

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholder’s
249 Days Ended May 25, 2003	Shares	Capital	Earnings	Income	Equity

	(Dollars in thousands)
Balance at September 19, 2002	—	$—	$—	$—	$—
Issuance of common stock	1,000	475,000	—	—	475,000
Post closing purchase price adjustments	—	(34,742)	—	—	(34,742)
Excess of purchase price over Predecessor Basis (book value) of net assets acquired from entities partially under common control	—	(48,322)	—	—	(48,322)
Stock based compensation provided by investor	—	1,441	—	—	1,441
Comprehensive income:
Net income	—	—	39,286	—	39,286
Derivative adjustment, net of tax of $1,200	—	—	—	2,251	2,251
Foreign currency translation adjustment, net of tax of $593	—	—	—	35,942	35,942

Total comprehensive income	—	—	39,286	38,193	77,479

Balance at May 25, 2003	1,000	$393,377	$39,286	$38,193	$470,856

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND THE TRANSACTION

      S&C Holdco 3, Inc. (“Swift Holdings”), is a Delaware corporation which was formed on May 29, 2002 as an indirect wholly-owned subsidiary of ConAgra Foods, Inc. (“ConAgra Foods”). Swift Holdings owns 100% of the issued and outstanding capital stock of Swift & Company (“Swift Operating”). Swift Holdings has had no operations since its formation and, following the Transaction described below, has consolidated the operations of the businesses acquired in the Transaction in Swift Holdings’ financial statements. The operations of Swift Operating and its subsidiaries constitute the operations of Swift Holdings under generally accepted accounting principles.

      Swift Operating is one of the leading beef and pork processing companies in the world. Swift Operating processes, prepares, packages and delivers fresh, further processed and value-added beef and pork products for sale to customers in the United States and in international markets. Swift Operating also provides services to its customers designed to help them develop more sophisticated and profitable sales programs. Swift Operating sells its meat products to customers in the foodservice, international, further processor and retail distribution channels. Swift Operating also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

      Swift Operating conducts its domestic beef and pork processing businesses through Swift Beef Company (“Swift Beef”) and Swift Pork Company (“Swift Pork”) and its Australian beef business through Australia Meat Holdings Pty. Ltd. (“Swift Australia”). Swift Operating operates six beef, three pork, one lamb and one value-added facilities in the United States and four beef processing facilities and four feed lots in Australia. Swift Operating’s facilities are strategically located to access raw materials in a cost effective manner and to service our global customer base.

      The Transaction — On September 19, 2002, HMTF Rawhide, L.P. (the “Purchaser”) acquired a 54% interest in the United States beef, pork and lamb processing business and the Australian beef business of ConAgra Foods (the “Transaction”) excluding (i) ConAgra Beef Company’s cattle feeding operations (the “domestic cattle feeding operations”) and (ii) Weld Insurance Company, Inc., Monfort Finance Company, Inc., and Monfort Construction Company. Swift Foods Company owns 100% of the outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the outstanding common stock of Swift Holdings, which in turn owns 100% of the outstanding common stock of Swift Operating. The entities that were historically operated by ConAgra Foods as an integrated business, which include the domestic cattle feeding operations and other assets and insignificant businesses that were not acquired and liabilities that were not assumed in the Transaction, are referred to as the “ConAgra Red Meat Business” or the “Predecessor Entity”. Those entities and operations within the ConAgra Red Meat Business that were actually acquired in the Transaction and which are being operated by Swift Operating and its subsidiaries are referred to as the “Acquired Business” or “Successor.”

      The acquisition was financed with approximately $270.0 million of advances under the senior credit facilities (see Note 6), $250.5 million of proceeds from the issuance of the 10 1/8% Senior Notes due 2009 by Swift Operating (see Note 6), the issuance to ConAgra Foods of $150.0 million of 12 1/2% Senior Subordinated Notes due January 1, 2010 by Swift Operating (see Note 6) and approximately $475.0 million of contributed equity, which was comprised of approximately $325.0 million of equity contributed or retained by our equity sponsors ($175.0 million) and ConAgra Foods ($150.0 million) and a $150.0 million promissory note payable to ConAgra Foods by S&C Holdco 2, Inc. (which note was issued in partial consideration for the Acquired Business, which was contributed to Swift Operating as equity and which note is not an obligation of Swift Operating, any of its subsidiaries or Swift Holdings). The limited partnership formed by our equity sponsors and controlled by Hicks, Muse, Tate & Furst Incorporated owns 175,000,000 shares, or approximately 54%, and ConAgra Foods initially owned 150,000,000 shares, or approximately 46%, of the equity in Swift Foods Company. In addition, pursuant to an executive stock purchase plan, certain members of management acquired an aggregate of 2,685,000 shares of Swift Foods Company, representing approximately 1% of the

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity in Swift Foods Company, at a purchase price of $1.00 per share. This share value, as well as the share value of ConAgra Foods’ investment, was determined by reference to the cash price per share paid by our equity sponsors. ConAgra Foods received the proceeds from the sale of such equity and, subsequent to these executive stock purchases, ConAgra Foods owns 147,315,000 shares, or approximately 45%, of the equity of Swift Foods Company.

      The purchase price for the Acquired Business was based primarily on the net book value of the assets and liabilities as of the closing date of the Transaction. The total purchase price (including expenses and other consideration) has been allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The Transaction was negotiated between a willing seller and an unrelated willing buyer and, as such, the purchase price and other consideration agreed to by both parties is considered to approximate fair value. The Transaction is within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which resulted in a new basis of accounting in accordance with the Emerging Issues Task Force (“EITF”) 88-16, Basis in Leveraged Buyout Transactions. In accordance with that guidance, the retained minority interest of the predecessor owner (i.e., ConAgra Foods’ approximately 45% interest) was carried over at the predecessor basis. The remainder of the investment in the assets acquired (i.e., the approximate 55% acquired by our equity sponsors and management) is based upon fair value. The excess of the purchase price over predecessor basis (book value) of net assets acquired from the predecessor owner was recognized as an offset in stockholders’ equity.

NOTE 2.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

      The aggregate purchase price for the Transaction described in Note 1 above was $1,129.5 million (including approximately $64.8 million of transaction costs), of which $670.5 million was funded through various debt instruments, and the remainder funded through contributed or retained equity. The Transaction and the financial statements of the Acquired Business provided herein have been accounted for as a purchase in accordance with SFAS No. 141 and EITF 88-16.

      Accounting principles generally accepted in the United States of America require Swift Operating’s operating results prior to the Transaction to be reported as the results of the Predecessor for periods prior to September 19, 2002 in the historical financial statements. Swift Operating’s operating results subsequent to the Transaction are presented as the Successor’s results in the historical financial statements and include the 249 days ended May 25, 2003.

      The results of operations for any quarter or a partial fiscal year period or for the periods presented for the Predecessor or Successor are not necessarily indicative of the results to be expected for other periods or the full fiscal year. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Consolidation

      The consolidated financial statements include the accounts of Swift Holdings and its direct and indirect wholly-owned owned subsidiaries. All intercompany transactions have been eliminated.

Fiscal Year

      Swift Holdings fiscal year consists of 52 or 53 weeks, ending on the last Sunday in May. Fiscal 2003, 2002 and 2001 were all 52 week fiscal years.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Cash and Cash Equivalents

      Swift Operating considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments which potentially subject Swift Operating to concentration of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions were in excess of Federal Deposit Insurance Corporation insurance limits. Swift Operating places its temporary cash investments with high-credit quality financial institutions. Swift Operating believes no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable and Allowance for Doubtful Accounts

      Swift Operating has a diversified customer base which includes some customers who are located in foreign countries. Swift Operating controls credit risk related to accounts receivable through credit appraisals, credit limits, letters of credit and monitoring procedures.

      Swift Operating evaluates the collectibility of its accounts receivable balance based on a general analysis of past due receivables, and a specific analysis of certain customers management believes will be unable to meet their financial obligations due to economic conditions, industry-specific conditions, historical or anticipated performance and other relevant circumstances. Swift Operating continuously performs credit evaluations and reviews over its customer base. Swift Operating believes this process effectively addresses its exposure to bad debt write-offs; however, if circumstances related to changes in the economy, industry or customer conditions change, Swift Operating may need to subsequently adjust the allowance for doubtful accounts. Swift Operating adheres to normal industry terms of net seven days. Swift Operating considers all accounts over 14 days as past due. The following table summarizes information related to the allowance for doubtful accounts:

	Combined

	Predecessor Entity

				Consolidated
	ConAgra Red Meat Business
				S&C Holdco 3, Inc.
				and Subsidiaries
	Fiscal Year Ended,
			115 Days Ended	249 Days Ended
	May 27, 2001	May 26, 2002	September 18, 2002	May 25, 2003

	(Dollars in thousands)
Balance, beginning of period	$4,027	$3,567	$3,709	$2,495 (a)
Bad debt expense	450	1,793	129	4,211 (b)
Write-offs, net of recoveries	(910)	(1,651)	(993)	(254)

Balance, end of period	$3,567	$3,709	$2,845	$6,452

(a)	The domestic cattle feeding operations are excluded from the allowance rollforward for periods subsequent to September 18, 2002 as cattle feeding is not a part of the Acquired Business. As of September 18, 2002, the allowance for doubtful accounts related to the domestic cattle feeding operations were $350 thousand.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	During the 249 days ended May 25, 2003, one of Swift Operating’s customers filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware. Swift Operating increased its reserve for bad debts by $3.8 million for amounts estimated to be unrecoverable from this customer.

Inventories

      Inventories consist primarily of product, livestock and supplies. Product inventories are valued at net realizable value less cost to complete and livestock and supply inventories are valued on the basis of the lower of first-in, first-out or market. Costs capitalized into livestock inventory include cost of livestock, direct materials, supplies, feed and other supplies. Cattle and hogs are reclassified from livestock to work in process at time of slaughter. Product inventories are relieved from inventory utilizing the first-in, first-out method. The components of inventories, net of reserves, are as follows:

	Predecessor

	Combined	Consolidated

	ConAgra Red	S&C Holdco 3, Inc.
	Meat Business	and Subsidiaries

	May 26, 2002	May 25, 2003

	(Dollars in	(Dollars in
	thousands)	thousands)
Product inventories:
Raw materials(a)	$6,588	$—
Work in progress	54,183	38,620
Finished goods	302,340	338,974
Livestock(a)	293,997	57,503
Supplies	25,428	29,366

	$682,536	$464,463

(a)	Inventory balances as of May 26, 2002 include inventories of the cattle feeding division totaling $255.5 million in livestock and raw materials, which were not acquired as part of the Transaction.

Property, plant and equipment

      Property, plant and equipment purchased as part of the Transaction were recorded at estimated fair value. Any purchases of property, plant and equipment subsequent to the Transaction date, September 19, 2002, are recorded at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets as follows:

Furniture, fixtures, office equipment and other	5 to 15 years
Machinery and equipment	5 to 20 years
Buildings	15 to 40 year
Leasehold improvements	shorter of useful life or the lease term of 7 to 14 years

      Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Applicable interest charges incurred during the construction of assets are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Swift Operating assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Swift Operating considers continued operating losses or significant and long-term changes in business conditions to be its primary indicators of potential impairment. When future undiscounted cash flows of assets are estimated to be insufficient to recover their related carrying value, Swift Operating compares the asset’s future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value and records a provision for impairment as appropriate.

      Property, plant and equipment are comprised of the following:

	Predecessor

	Combined	Consolidated

	ConAgra Red	S&C Holdco 3, Inc.
	Meat Business	and Subsidiaries

	May 26, 2002	May 25, 2003

	(Dollars in	(Dollars in
	thousands)	thousands)
Land	$16,294	$10,972
Buildings, machinery and equipment	1,018,952	568,093
Property and equipment under capital lease	—	21,515
Furniture, fixtures, office equipment and other	71,118	36,593
Construction in progress	23,034	25,318

	1,129,398	662,491
Less accumulated depreciation	(577,369)	(53,016)

	$552,029	$609,475

      Accumulated depreciation includes accumulated amortization on capitalized leases of approximately $1.0 million for the 249 days ended May 25, 2003. Depreciation expense was $59.8 million, $65.2 million, $21.4 million and $50.2 million for the fiscal years ended May 27, 2001 and May 26, 2002, the 115 days ended September 18, 2002, and the 249 days ended May 25, 2003, respectively.

Debt Issuance Costs

      Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the period the debt is outstanding.

Goodwill and Other Intangible Assets

      The Predecessor Entity adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of May 27, 2002, the beginning of its current fiscal year. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. In accordance with SFAS No. 142, the Predecessor Entity completed its initial impairment testing of goodwill and identifiable intangible assets with indefinite lives, and determined there were no impairments.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is certain pro forma information assuming SFAS No. 142 had been in effect in prior fiscal years:

	Predecessor Entity

	Fiscal Year Ended,

	May 27, 2001	May 26, 2002

	(Dollars in thousands)
Reported net income	$65,938	$75,545
Add goodwill amortization (net of tax)	1,712	1,466
Add brand/trademark amortization (net of tax)	15	262

Adjusted net income	$67,665	$77,273

      During fiscal year 2002, no goodwill was recognized as a result of acquisitions, no goodwill was impaired and no other changes in the carrying amount of goodwill occurred. As such, the following is a rollforward of goodwill by segment for fiscal year 2003:

	Beginning of	Purchase			End of
	Fiscal Year	Accounting	Write-offs/	Translation	Fiscal Year
	May 27, 2002	Adjustments	Impairments	Gains	May 25, 2003

	(Dollars in thousands)
Swift Beef	$19,245	$(2,388)	$—	$—	$16,857
Swift Pork	23,135	(1,370)	—	—	21,765
Swift Australia	23,717	(766)	—	5,144	28,095

Total	$66,097	$(4,524)	—	$5,144	$66,717

      The difference between the purchase accounting adjustments reflected in the above, and the amount reflected as the reduction in existing goodwill in Note 3, primarily relates to a change, at the acquisition date, to the Predecessor Entity’s method of accounting for certain spare parts inventories.

      Prospectively, Swift Operating will evaluate goodwill and other indefinite life intangible assets annually for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill and other intangible assets will be written down to the implied fair value. The following table depicts the gross carrying amount for all intangible assets and accumulated amortization for identifiable intangible assets:

	Predecessor Entity
	May 26, 2002			May 25, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in thousands)			(Dollars in thousands)
Amortizing intangible assets:
Patents	$5,083	$(1,171)	$3,912	$3,782	$(277)	$3,505
Trademarks	5,738	(1,348)	4,390	—	—	—
Preferred Supplier Agreement(i)	—	—	—	28,202	(1,070)	27,132
Live Cattle Supply Agreement(i)	—	—	—	1,482	(235)	1,247
Water Right Agreements	—	—	—	6,320	—	6,320

Total amortizing intangibles	10,821	(2,519)	8,302	39,786	(1,582)	38,204

Indefinite lived intangible assets:
Trademarks	1,230	—	1,230	—	—	—
Brands	548	—	548	—	—	—

Total indefinite lived intangibles	1,778	—	1,778	—	—	—

Total other intangibles	$12,599	$(2,519)	$10,080	$39,786	$(1,582)	$38,204

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	For further information regarding these agreements, see Note 8, “Related Party Transactions,” included herein.

      Patents are principally comprised of exclusive marketing rights and are being amortized over the life of the related agreements, which range from 10 to 16 years. The Preferred Supplier Agreement and the Live Cattle Supply Agreement are being amortized over the contract lives of seven and two years, respectively. For the 115 days ended September 18, 2002 and 249 days ended May 25, 2003, Swift Operating recognized $0.2 million and $1.6 million of amortization expense, respectively. Based on amortizing assets recognized in Swift Operating’s balance sheet as of May 25, 2003, amortization expense for each of the next five years is estimated as follows:

Estimated amortization expense for fiscal years ended:
(Dollars in thousands)
2004	$5,632
2005	$4,996
2006	$4,691
2007	$4,691
2008	$4,691

Overdraft Balances

      The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on our statement of cash flows, if material. As of May 25, 2003 $32.6 million in bank overdrafts were included in trade accounts payable.

Self-insurance

      Swift Operating is self-insured for certain losses relating to worker’s compensation, general liability and employee medical and dental benefits. Swift Operating has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon Swift Operating’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and Swift Operating’s historical experience rates.

Environmental Expenditures and Remediation Liabilities

      Environmental expenditures that relate to current or future operations and which improve operational capabilities are capitalized at time of expenditure. Expenditures that relate to an existing or prior condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

Foreign Currency Translation

      For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income. Translation gains and losses on U.S. Dollar denominated revolving intercompany borrowings between the Australian subsidiaries and the U.S. parent are recorded in earnings. Translation gains and losses on U.S. Dollar denominated intercompany

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings between the Australian subsidiary and the U.S. parent and which are deemed to be part of the investment in the subsidiary, are recorded in other comprehensive income.

Income Taxes

      Prior to the Transaction, the Predecessor Entity was included in the consolidated tax returns of ConAgra Foods. Subsequent to the Transaction, Swift Operating is included in the consolidated tax return of Swift Foods Company. The provision for income taxes is computed on a separate legal entity basis. Deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse.

Fair Value of Financial Instruments

      The carrying amounts of Swift Operating’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At May 25, 2003, Swift Operating’s Senior Notes and Senior Subordinated Notes had carrying values of $252.4 million and $150 million and fair values of $277.7 million and $155.4 million, respectively. The fair values were determined based on broker quotes. Swift Operating believes the carrying value of all other long-term debt approximates its fair value.

Revenue Recognition

      Swift Operating’s revenue recognition policies are based on the guidance in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Revenue on products sales is recognized when title and risk of loss are transferred to customers (upon delivery based on the terms of sale), when the price is fixed or determinable and when collectibility is reasonably assured.

Advertising Costs

      Advertising costs are expensed as incurred. Advertising costs were $8.2 million, $7.7 million, $1.7 million, and $6.5 million for the fiscal years ended May 27, 2001 and May 26, 2002, the 115 days ended September 18, 2002, and the 249 days ended May 25, 2003, respectively.

Shipping Costs

      Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

Comprehensive Income

      Comprehensive income consists of net income, foreign currency translation, derivative adjustments, and prior to the Transaction, minimum pension liability adjustments. Swift Operating deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. Foreign earnings subsequent to the date of the Transaction are deemed to be repatriated.

Derivatives and Hedging Activities

      In fiscal 2002, the Predecessor Entity adopted SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS No. 133”). The adoption of SFAS No. 133 resulted in a cumulative effect of an accounting change that decreased accumulated other comprehensive

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income by $9.5 million, net of tax of $5.8 million, in the first quarter of fiscal 2002. Swift Operating uses derivatives (e.g., futures and options) for the purpose of hedging exposure to changes in commodity prices and foreign currency exchange rates. The fair value of each derivative is recognized in the balance sheet within current assets or current liabilities. Changes in the fair value of derivatives are recognized immediately in the income statement for derivatives that do not qualify for hedging accounting. For derivatives designated as a hedge and used to hedge an existing asset or liability, both the derivative and hedged item are recognized at fair value within the balance sheet with the changes in both of these fair values being recognized immediately in the income statement. For derivatives designated as a hedge and used to hedge an anticipated transaction (e.g., future purchase of inventory), changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the income statement. Amounts deferred within accumulated other comprehensive income are recognized in the income statement upon the completion of the related hedged transaction.

Stock-Based Compensation

      Swift Operating’s stock-based compensation plan is described in Note 7. Swift Operating accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost related to stock options is reflected in net income, as all options granted have an exercise price equal to or above the market value of the underlying common stock of Swift Foods Company on the date of grant. If Swift Operating had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense, net of income tax, of approximately $305,000 would have been recorded for the 249 days ended May 25, 2003. Pro forma net income would have been adjusted to the amount indicated below:

249 Days Ended
May 25, 2003

Net income, in thousands:
As reported	$39,286
Pro forma	$38,981

      The fair value of each option granted during the 249 days ended May 25, 2003 is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

249 Days Ended
May 25, 2003

Dividend yield	0.00%
Expected volatility	N/A
Risk-free interest rate	2.94%
Expected life in years	4 years

      The weighted average per-share fair value of options granted during the 249 days ended May 25, 2003 was $0.11.

Recently Issued Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires Swift Operating to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for fiscal years beginning after June 15, 2002. Swift Operating adopted this standard at the beginning of its fiscal 2004. The adoption impact of SFAS No. 143 was not material.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Swift Operating adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of the beginning of the first quarter of fiscal 2003. SFAS No. 144 develops an accounting model, based upon the framework established in previous accounting literature. The accounting model applies to all long-lived assets excluding goodwill and other indefinite life intangibles, including discontinued operations. SFAS No. 144 requires long-lived assets held for sale to be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The adoption impact of SFAS No. 144 was not material.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. Currently these types of costs are recognized at the time management commits Swift Operating to the exit/disposal plan in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. Accordingly, Swift Operating will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated subsequent to December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS No. 123. Although SFAS No. 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 are effective for interim periods beginning after December 15, 2002. Swift Operating adopted this standard for its fourth quarter of fiscal year 2003. Since Swift Operating did not elect to adopt the fair value provisions of SFAS No. 123, adoption of SFAS No. 148 will only require expanded disclosure to include the effect of stock-based compensation in interim reporting.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption impact of SFAS No. 149 was not material.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting and disclosure requirements for certain financial instruments that, under previous guidance, could be classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this SFAS is not expected to have a material impact on Swift Operating’s consolidated financial statements or disclosures.

      In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for Swift Operating’s third quarter of fiscal 2003. The adoption of this

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interpretation did not have a material impact on Swift Operating’s consolidated financial statements or disclosures.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51. The Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Interpretation’s transitional disclosure requirements are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. The adoption of this Interpretation did not have an impact on Swift Operating’s consolidated financial statements or disclosures as Swift Operating has no VIEs.

NOTE 3.	PURCHASE ACCOUNTING

      The calculation of the allocated purchase price for the Acquired Business, as presented below, reflects the net book value of the Acquired Business as of September 18, 2002. In addition, the allocation of the purchase price reflects the fair value of the individual assets acquired and liabilities assumed which resulted in a decrease in goodwill of $11.2 million.

      The following details the adjustment to historical net book values based on the fair values of acquired assets and liabilities included in the Transaction. Amounts shown below have been adjusted from preliminary estimates previously reported, to represent the finalization of fair values of acquired assets and assumed liabilities and the recording of the Transaction in accordance with EITF 88-16. The adjustment to historical net book values of acquired assets and liabilities of the Acquired Business is calculated as follows:

(Dollars in thousands)
Total purchase price and other consideration for Acquired Business(i)	$1,064,700
Fees and expenses(ii)	64,800

$1,129,500
Less: Net book value of Acquired Business on September 18, 2002(iii)	(1,029,759)
Plus: Deferred tax adjustments	47,000

Excess of purchase price over net book value	146,741
Less: Deferred financing costs (iv)	(37,000)
Less: Incentive bonuses paid (ii)(3)	(3,071)

Subtotal	106,670
Percentage ownership acquired by equity sponsors and Management	54.7%

Excess purchase price to be allocated	$58,348

Amount allocated to:
Property, plant & equipment	66,185
Live cattle supply agreement	1,482
Preferred supplier agreement	28,202
Insurance receivable	8,999
Reduction of existing goodwill	(11,200)
Less: deferred taxes	(35,320)

Excess purchase price allocated	$58,348

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant changes to the amounts previously reported primarily relate to the finalization of the independent valuation of property, plant and equipment, the live cattle supply on preferred supplier agreements and the preliminary independent appraisal of the insurance receivable shown above.

(i)	The following table sets forth the components of the purchase price and other consideration related to the Transaction:

(Dollars in thousands)
Preliminary estimate of net book value of the Acquired Business as of September 18, 2002(1), (iii)	$1,047,700
Other consideration(2)	33,000
Post closing purchase price adjustment(3)	(16,000)

Total purchase price and other consideration for the Acquired Business	$1,064,700

(1)	The difference between the net book value reported above and the amount reflected in the Statement of Stockholder’s Net Investment and Advances as of September 18, 2002 contained elsewhere in these financial statements is due to assets and liabilities not acquired in the transaction.

(2)	Consists of $18.0 million added to the net book value of the Acquired Business in determining total consideration pursuant to the purchase agreement entered into in connection with the Transaction. Also includes $15.0 million of consideration provided to Booth Creek.

(3)	The purchase price for the Acquired Business was subject to a post-closing adjustment. As a result of this adjustment, ConAgra Foods paid $16.0 million to Swift Foods Company in March 2003. Swift Operating reflected the impact of this payment as a reduction to additional paid-in capital in its financial statements.

As indicated below, following the Transaction the limited partnership formed by Swift Operating’s equity sponsors, affiliates of Hicks Muse and Booth Creek Management, along with management controlled 54.7% of the equity interests of its ultimate parent, Swift Foods Company, which indirectly holds 100% of the equity of Swift Operating. The following, which excludes the $150.0 million promissory

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

note issued by Swift Holdings parent to ConAgra Foods which ConAgra Foods contributed to Swift Operating as equity, outlines the residual interest percentages:

	NEWCO			OLDCO

		Initial Dollar	Residual	Residual
Ownership	Shares Held	Value	Interest	Interest

Hicks Muse	145,000,000	$145,000,000	44.6%	0.0%
Booth Creek Management	30,000,000	30,000,000	9.3%	0.0%
Management	2,685,000	2,685,000	0.8%	0.0%

Subtotal	177,685,000	177,685,000	54.7%	0.0%
ConAgra Foods	147,315,000	147,315,000	45.3%	100.0%

Total ownership	325,000,000	$325,000,000	100.00%	100.0%

(ii)	The following table sets forth the fees and expenses directly related to acquisition of the Acquired Business:

(Dollars in thousands)
Placement fees(1)	$21,900
Finders fees(2)	17,300
Other fees and expenses(3)	25,600

Total estimated fees and expenses	$64,800

(1)	Includes $3.75 million payable to ConAgra Foods as a placement fee for its purchase of Swift Operating’s senior subordinated notes. See Note 6.

(2)	Includes $15.0 million payable to Hicks Muse pursuant to the Financial Advisory Agreement executed in connection with the Transaction, $0.3 million payable to Hicks Muse in reimbursement of its direct costs in consummating the Transaction and $2.0 million payable to Gillett Greeley LLC, an affiliate of George N. Gillett, Jr., Swift Operating’s Chairman of the Board, as an expense reimbursement. The expense reimbursement was agreed upon to reimburse Swift Operating’s chairman for normal due diligence costs incurred in evaluating and analyzing the Swift & Company acquisition. The agreement provided for a defined reimbursement of $2.0 million to cover due diligence expenses without having to provide Swift Operating with detailed expense records. See Note 8.

(3)	Includes $3.1 million of incentive bonuses paid to certain of Swift Operating’s executive officers. Of this amount, approximately $0.8 million attributable to payments to executive officers who have no future service obligation was expensed immediately following the Transaction. The remaining balance is being amortized over the twelve month future service period. These bonuses paid at closing of the Transaction are included in “Estimated fees and expenses” but are subtracted from “Excess of purchase price over net book value”. The bonuses are not a direct cost of the acquisition, rather, they represent prepaid compensation expense of Swift Operating that is tied to ongoing employment agreements with certain members of management. Accordingly these costs are reflected in operating expenses subsequent to the Transaction.

(iii)	The difference between the preliminary estimate of the net book value and the net book value of the Acquired Business is due to the difference between the estimate used for the closing of the Transaction

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on September 18, 2002, and the actual book value acquired based on finalization of the closing balance sheet.

(iv)	Deferred financing costs, which are included in “Estimated fees and expenses”, are subtracted from “Excess of purchase price over net book value” as, in accordance with the guidance in Staff Accounting Bulletin 77, the costs are an element of the effective interest cost of the related debt, not a direct cost of the acquisition.

      The unaudited pro forma information presented below assumes the Transaction took place at the beginning of the periods presented and includes the effect of amortization of identified intangibles and costs from that date. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the Transaction taken place at the beginning of the periods presented.

	Pro Forma (unaudited)

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 26, 2002	May 25, 2003

	(Dollars in thousands)
Statement of Income Data:
Net sales	$8,447,090	$8,380,091
Cost of goods sold	8,175,799	8,113,976

Gross profit	271,291	266,115
Selling, general and administrative expense	110,592	127,133
Translation gains	—	(9,026)
Gain on business interruption recovery	—	(21,230)
Corporate allocations: selling, general and administrative expense	16,571	3,634

Operating income	144,128	165,604
Interest expense	68,462	69,967

Income before income taxes	75,666	95,637
Income tax expense	26,328	34,685

Net income	$49,338	$60,952

NOTE 4.	ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

	Predecessor

	Combined	Consolidated

	ConAgra Red	S&C Holdco 3, Inc.
	Meat Business	and Subsidiaries

	May 26, 2002	May 25, 2003

	(Dollars in	(Dollars in
	thousands)	thousands)
Accrued insurance	$24,260	$24,010
Accrued salaries	13,343	41,207
Income taxes payable	9,622	1,539
Other	72,158	75,423

Total	$119,383	$142,179

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.

NOTE 5.	DERIVATIVE FINANCIAL INSTRUMENTS

      Swift Operating is exposed to market risk, such as changes in commodity prices and foreign currency exchange rates. To manage volatility associated with these exposures, Swift Operating may enter into various derivative transactions pursuant to established company policies.

      Commodity Price Management — Swift Operating is subject to price fluctuations and related price risk due to factors beyond its control such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, Swift Operating utilizes commodity futures and options contracts to reduce the volatility of commodity input prices.

      Futures and options contracts qualifying for hedge accounting and used to hedge anticipated transactions are designated as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge is effective. These amounts are recognized within cost of goods sold in the period during which the hedged transaction impacts earnings. Any hedge gain or loss deemed ineffective, as well as gains or losses on contracts which do not qualify, or for which Swift Operating elects not to qualify for hedge accounting, are recognized in the consolidated statement of earnings over the term of the derivative.

      Foreign Currency Management — In order to reduce exposures related to changes in foreign currency exchange rates, Swift Operating may enter into forward exchange or option contracts for transactions denominated in a currency other than its functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities.

      Hedges of anticipated foreign-denominated transactions are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income until the forecasted transaction impacts earnings. Forward exchange and option contracts are also used to hedge expenses and other current assets. Gains and losses associated with firm commitment and foreign currency hedges are recognized within net sales. Foreign currency derivatives for which Swift Operating elected not to account for under hedge accounting are recorded immediately in earnings within sales, or cost of goods sold, depending on the nature of the transaction.

      Additional Derivative Information — The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 26, 2002 and May 25, 2003, the fair value of derivatives recognized within other current assets was $19.9 million and $4.4 million, respectively. The fair value of derivatives recognized within accrued liabilities was $0.7 million and $0.3 million, respectively.

      Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of May 25, 2003, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through June 2004. As of May 25, 2003, Swift Operating had derivative positions in place covering approximately 1% and 56% of its anticipated need for livestock and natural gas, respectively.

      As of May 26, 2002 and May 25, 2003, the net deferred amount recognized in accumulated other comprehensive income was $0.1 million and $2.3 million, net of tax. The net deferred loss at May 26, 2002 includes the impact of the cumulative effect of change in accounting principle. Swift Operating anticipates gains of $2.3 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months. No cash flow hedges or firm commitments were discontinued during the fiscal years ended May 27, 2001 and May 26, 2002 or the 249 days ended May 25,

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003. For the fiscal year ended May 26, 2002 and the 249 days ended May 25, 2003, a net of tax loss of $5.4 million and $2.8 million, respectively, were recognized from accumulated other comprehensive income into earnings.

NOTE 6.	LONG-TERM DEBT AND LOAN AGREEMENTS

      During the 249 days ended May 25, 2003 and in conjunction with the Transaction discussed in Note 1 above, Swift Operating entered into various debt agreements in order to finance the Transaction and provide liquidity to operate the business on a going forward basis.

May 25,
2003

Short-term debt
Revolving credit facility	$—
Current portion of long-term debt (term loan)	2,000
Current portion of installment note payable	1,283
Current portion of capital lease obligations	1,024

Current portion of long-term debt	4,307
Long-term debt
Term loan facility, net of current portion	197,000
Senior notes, net of unamortized discount(a)	252,228
Senior subordinated notes(b)	150,000
Long-term portion of installment note payable	658
Long-term capital lease obligations	20,060

Long-term debt, less current portion	619,946

Total debt	$624,253

(a)	The 10 1/8% Senior Notes due 2009 were issued by Swift Operating on September 19, 2002 with original issue discount and generated gross proceeds to Swift Operating of approximately $250.5 million. Accretion of debt discount totaled approximately $1.7 million in the 249 days ended May 25, 2003.

(b)	Swift Operating issued $150.0 million of the 12 1/2% Senior Subordinated Notes due January 1, 2010 to ConAgra Foods at the closing of the Transaction. On March 26, 2003, ConAgra Foods sold all $150 million aggregate principal amount of the senior subordinated notes in a transaction exempt from the registration requirements of the Securities Act. An affiliate of ConAgra Foods acquired $30 million aggregate principal amount of the senior subordinated notes in that transaction.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate minimum principal maturities of the long-term debt for each of the five years and thereafter following May 25, 2003, are as follows:

Minimum Principal
Maturities

(Dollars in thousands)
2004	$4,307
2005	3,763
2006	3,193
2007	3,451
2008	97,644
Thereafter	527,667

Total minimum principal maturities	640,025
Less: Amount representing bond discount, net of accretion	(15,772)

Total debt	$624,253

      As of May 25, 2003, Swift Operating had approximately $252.2 million of secured debt outstanding, approximately $37.3 million of outstanding letters of credit and approximately $239.5 million of availability under its revolving credit facility. The remaining $110.5 million under the revolving credit facility was not immediately available for borrowings due to borrowing base limitations.

      A summary of the components of interest expense for the 249 days ended May 25, 2003 is presented below:

249 Days Ended
May 25, 2003

(Dollars in thousands)
Interest on
Revolving credit facility(i)	$3,099
Term loan facility (approximately 5.1%)	6,865
Senior notes (10.125% rate)	18,676
Senior subordinated notes (12.50% rate)	12,818

Total interest from the debt requirements of the Transaction	41,458
Capital lease interest	1,085
Other miscellaneous interest charges	274
Amortization of deferred financing costs(ii)	4,072
Amortization of original issue discount(iii)	1,703

Total interest expense	$48,592

(i)	Represents interest on the outstanding balance of the amount drawn on the revolving credit facility of approximately 5.36% plus a 0.5% commitment fee on the unused portion of the revolving credit facility, and other fees associated with the revolving credit facility.

(ii)	Represents amortization expense utilizing an average maturity of 7 years.

(iii)	Represents amortization of the original issue discount on the notes offered hereby of $17.5 million utilizing the effective interest method.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table relates to long-term debt and loan agreements related to the Predecessor Entity:

May 26, 2002

(Dollars in thousands)
Senior Debt:
5.75% Industrial Development Revenue Bonds (collateralized by plant and equipment) due 2017	$5,000
Unsecured promissory note at 8% per annum	7,912

Total long-term debt, excluding current portion	12,912
Current portion of long-term debt	211

Total Predecessor debt	$13,123

      Net interest paid was $1.3 million and $1.3 million in fiscal 2001 and 2002, respectively.

      In connection with the Transaction, ConAgra Foods assumed these liabilities. Accordingly, they are no longer an obligation of Swift Operating or its subsidiaries.

Description of Indebtedness

      Senior Credit Facilities — On September 19, 2002, Swift Operating entered into an agreement providing senior credit facilities which allow borrowings from time to time up to $550.0 million, and consist of a term loan of up to $200.0 million that matures on the sixth anniversary of the closing date of the Transaction and a revolving credit facility of $350.0 million that terminates on the fifth anniversary of the closing date of the Transaction. Up to $125.0 million of the revolving credit facility is available for the issuance of letters of credit or Australian bank guarantees and up to $45.0 million of the revolving credit facility is available for borrowings in Australian dollars by Swift Operating’s Australian subsidiaries. With respect to both revolving loan borrowings and term loan borrowings, (a) U.S. dollar denominated borrowings that are (i) eurodollar rate loans will initially bear interest at rates of 3.25% per annum plus the applicable eurodollar rate, or (ii) base rate loans will initially bear interest at rates of 2.25% per annum plus the highest of Citibank’s base rate, the three-month certificate of deposit rate plus 0.5%, and the federal funds effective rate plus 0.5%, and (b) Australian dollar denominated borrowings that are (i) bill rate loans will initially bear interest at rates of 2.75% per annum plus the applicable bid rate for Australian bills for the applicable interest period or (ii) short-term loans will initially bear interest at rates of 2.75% per annum plus the Reserve Bank of Australia Official Cash Rate or, if such rate is not published in time on the appropriate reference screen, an average of buying rates for Australian dollar overnight cash deposits quoted to Citibank, N.A. (Sydney branch) by certain reference banks. The Transaction was financed, in part, with approximately $270.0 million of advances under our senior credit facilities, consisting of $200.0 million drawn under the term loan facility and $70.0 million drawn under the revolving credit facility.

      Availability. Availability under the senior credit facilities with respect to any borrower is subject to a borrowing base. The borrowing base for the U.S. borrower is based on its and certain of its domestic wholly owned subsidiaries’ assets as described below. The borrowing base for the Australian borrowers is based on the borrowing base for the U.S. borrower plus a borrowing base based on their and certain of their wholly owned subsidiaries’ assets. The borrowing base consists of percentages of the U.S. borrower’s or Australian borrowers’ eligible accounts receivable, inventory and supplies and the lesser of a sublimit and percentages of their respective eligible equipment and real property, in each case, less certain eligibility and availability reserves to be determined. The borrowers are required to report their respective borrowing bases on a weekly basis and, as a result, the availability under the senior credit facilities is subject to change.

      Repayment and Prepayment. Loans outstanding under the term loan facility require 20 quarterly principal repayments each in an amount equal to $500,000 during the first five years after the closing date and

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

four installments of $47.5 million during the sixth year after the closing with the last such installment being due on the sixth anniversary after the closing date. The revolving credit facility terminates and all amounts outstanding thereunder must be repaid in full on the fifth anniversary of the closing date. Mandatory prepayments of the senior credit facilities are required from the proceeds of the issuance of debt, asset sales, insurance and condemnation and purchase price adjustments, in each case subject to customary exceptions and, in the case of certain asset sales and insurance and condemnation proceeds, reinvestment rights, as applicable. Mandatory prepayments are also required from excess cash flow. Mandatory repayments of the revolving credit facility do not result in a permanent reduction of the commitments thereunder (other than in the event of a sale of the Australian borrowers) but the events giving rise to such mandatory prepayments may reduce the amount of fixed assets which can be included in the borrowing base.

      Affirmative Covenants. Swift Operating’s senior credit facilities contain affirmative covenants, and include a covenant for the implementation and maintenance of deposit account control agreements and cash concentration accounts. These arrangements require, subject to certain customary exceptions, cash proceeds of accounts receivable and other collateral to be concentrated to cash collateral accounts held at the administrative agent, which accounts will be swept daily against outstandings under the revolving credit facility.

      Financial Covenants. Swift Operating’s senior credit facilities contain covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters. In addition, these facilities also contain financial covenants currently requiring Swift Operating not to:

•	exceed a maximum leverage ratio of 4.2x our senior credit facilities Adjusted EBITDA(a);

•	fall below a minimum interest coverage ratio of 2.5x our senior credit facilities Adjusted EBITDA (a); and

•	fall below a minimum fixed charge coverage ratio of 1.05x.

(a)	The term “Adjusted EBITDA” is a defined term in Swift Operating’s senior credit facilities. Adjusted EBITDA is calculated by adding to EBITDA certain items of income and expense. These adjustments reflect the elimination of the businesses not acquired in the Transaction, the elimination of corporate overhead allocations that ConAgra Foods charged to the ConAgra Red Meat Business, the elimination of certain pension and retiree medical plans and adjustments to reflect certain non-cash charges, all of which were reflected in the historical financial results of the ConAgra Red Meat Business.

      Swift Operating has been in compliance with all financial covenant ratios since the closing of the Transaction on September 19, 2002.

      Senior Notes — In connection with the Transaction, on September 19, 2002, Swift Operating issued $268.0 million of its 10 1/8% Senior Notes due 2009 (the “Senior Notes”). The Senior Notes were issued with original issue discount and generated gross proceeds to Swift Operating of approximately $250.5 million. The Senior Notes will mature on October 1, 2009. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2003. Swift Operating and all of Swift Operating’s domestic subsidiaries are guarantors of the Senior Notes. On July 16, 2003, Swift Operating entered into a $100 million (notional) interest rate swap that converted a portion of its fixed rate 10 1/8% Senior Notes into a floating rate obligation. The swap, which matures on October 1, 2007, was utilized to achieve a target fixed/floating capital structure appropriate for the business.

      Mandatory prepayments of the senior credit facilities are required from the proceeds of the issuance of debt, asset sales, insurance and condemnation and purchase price adjustments, in each case subject to customary exceptions and, in the case of certain asset sales and insurance and condemnation proceeds, reinvestment rights, as applicable. Mandatory prepayments are also required from excess cash flow.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Senior Subordinated Notes — In connection with the Transaction, on September 19, 2002, Swift Operating issued to ConAgra Foods $150.0 million aggregate principal amount of its 12 1/2% Senior Subordinated Notes due January 1, 2010 (the “Senior Subordinated Notes”). On March 26, 2003, ConAgra Foods sold all $150.0 million aggregate principal amount of the senior subordinated notes in a transaction exempt from the registration requirements of the Securities Act. An affiliate of ConAgra Foods acquired $30.0 million aggregate principal amount of the senior subordinated notes in that transaction. Interest on the Senior Subordinated Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2003. Swift Operating and all of Swift Operating’s domestic subsidiaries are guarantors of the Senior Subordinated Notes.

      Installment Note Payable — The installment note payable relates to Swift Operating’s financing of a software installation project. The note bears interest at 3.5% per annum. Payments are due quarterly in the amount of $0.3 million and matures on September 30, 2004.

      Capital and Operating Leases — Swift Operating leases a variety of buildings, warehouses and equipment under operating lease agreements that expire in various years. Future minimum lease payments required at May 25, 2003, under capital and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capitalized	Noncancellable
	Lease	Operating Lease
	Obligations	Obligations

	(Dollars in thousands)
For the fiscal years ended May
2004	$2,751	$6,231
2005	2,751	4,880
2006	2,751	3,916
2007	2,908	3,568
2008	3,015	2,813
Thereafter	19,720	3,573

Net minimum lease payments	33,896	$24,981

Less: Amount representing interest	(12,812)

Present value of net minimum lease payments	$21,084

      Rent expense associated with operating leases was $18.3 million, $19.9 million, $6.5 million and $12.8 million for the fiscal years ended May 27, 2001 and May 26, 2002, the 115 days ended September 18, 2002, and the 249 days ended May 25, 2003, respectively.

NOTE 7.	STOCK OPTION AND DEFINED CONTRIBUTION PLANS

Stock Purchase Plan

      Swift Foods Company has adopted a stock purchase plan (“Purchase Plan”) pursuant to which eligible employees, directors, consultants and advisors of Swift Foods Company and its subsidiaries may purchase shares of common stock of Swift Foods Company. A total of 4,000,000 shares of common stock of Swift Foods Company are available for purchase under this plan at a price per share as determined by the board of directors on the date of purchase. As of May 25, 2003, certain members of our management had purchased an aggregate of 2,810,000 shares under the stock purchase plan at a purchase price of $1.00 per share which was the fair market value of such shares on the date of purchase.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 Stock Option Plan

      At the closing of the Transaction, Swift Foods Company, an indirect parent of Swift Operating, adopted the Swift Foods Company 2002 Stock Option Plan (“Option Plan”), pursuant to which options may be granted to employees and eligible non-employees of Swift Foods Company and its subsidiaries for the purchase of shares of common stock of Swift Foods Company.

      Employees and non-employees (including non-employee directors) eligible to receive awards under the Option Plan are those individuals whose services to Swift Foods Company and its subsidiaries are determined by the board of directors of Swift Foods Company (or a committee thereof) to have a direct and significant effect on the financial development of Swift Foods Company or its subsidiaries. In addition, non-employee directors of Swift Foods Company who are eligible for awards under the Option Plan may elect to receive options under the Option Plan in lieu of any annual fee for services as a director of Swift Foods Company.

      A total of 19.5 million shares of common stock of Swift Foods Company are available for grant under the Option Plan. Both incentive stock options and nonqualified stock options may be granted under the Option Plan. Options granted to our executive officers vest 25% upon grant and 1/36th per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares will be fully vested. The board of directors of Swift Foods Company (or a committee thereof) administers and interprets the Option Plan and will determine, in its discretion, the employees and eligible non-employees who receive grants, the number of shares subject to each option granted, the exercise price and the option period (which may not be more than ten years from the date the option is granted). Certain executives of Swift Operating received a total of 18.3 million shares at an exercise price of $1.00 per share and 1 million shares at an exercise price of $2.00 per share subsequent to the Transaction.

Securities Authorized for Issuance under the 2002 Stock Option Plan

      The following table provides information for the 249 days ended May 25, 2003 about shares of Swift Foods Company common stock that may be granted under the Swift Foods Company 2002 Stock Option Plan.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding	for future issuance
	outstanding options,	options, warrants	under equity
Plan Category	warrants and rights	and rights	compensation plans

Equity compensation plans approved by shareholders	19,275,000	$1.05	225,000
Equity compensation plans not approved by shareholders	—	$—	—

Total	19,275,000	$1.05	225,000

      The weighted-average per share fair values and weighted-average exercise prices of options granted above, equal to and below market value on the date of grant are as follows:

			Weighted
		Weighted	Average
	Number of	Average	Exercise
	Shares	Fair Value	Price

Options granted equal to market value	18,275,000	$0.11	$1.00
Options granted above market value	1,000,000	0.00	2.00

Total options granted for 249 days ended May 25, 2003	19,275,000	$0.11	$1.05

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity for the 249 days ended May 25, 2003 was as follows:

	S&C Holdco 3, Inc. and
	Subsidiaries

	249 Days Ended
	May 25, 2003

		Weighted Average
	Shares	Exercise Price

Options outstanding, beginning of period	—	$—
Granted	19,275,000	$1.05
Exercised	—	—
Expired, forfeited or canceled	—	—

Options outstanding, end of period	19,275,000	$1.05

Exercisable	4,818,750	$1.05

Available for future grant	225,000

      The following table summarizes information about stock options outstanding at May 25, 2003:

	Options Outstanding			Options Exercisable

Weighted Average
	Options	Remaining	Weighted Average	Options	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00 to $2.00	19,275,000	9.3 years	$1.05	4,818,750	$1.05

      Swift Operating applies APB No. 25, and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation expense has been recognized for its Option Plan.

      In addition to the Option Plan described above, ConAgra Foods granted options to certain employees of Swift Operating prior to the Transaction that continue to vest and may be exercised by its employees. Swift Operating recognized $1.4 million of expense related to stock-based compensation provided by ConAgra Foods in the 249 days ended May 25, 2003, which has been reflected as a capital contribution in the accompanying statements of stockholder’s equity.

Defined Contribution Plans

      As of the date of the Transaction, Swift Operating established two tax-qualified employee savings and retirement plans (the “401(k) Plans”) covering Swift Operating’s employees, both union and non-union. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by Swift Operating, based on specific terms contained in the 401(k) Plans. The trustee of the 401(k) Plans, at the direction of each participant, invests the assets of the 401(k) Plans in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Company expenses related to the matching provisions of the 401(k) Plans of the Predecessor Entity totaled approximately $2.6 million, $2.0 million and $0.8 million for the fiscal years ended May 27, 2001, May 26, 2002 and the 115 days ended September 18, 2002. Company expenses related to the matching provisions of the 401(k) Plans totaled approximately $3.9 million for the 249 days ended May 25, 2003.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remaining information relates to pension and postretirement benefits related to the Predecessor Entity:

Predecessor Retirement Pension Plans

      The Predecessor Entity had defined benefit retirement plans (“Plan”) for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. The Predecessor Entity funded these plans in accordance with the minimum and maximum limits established by law.

      Components of pension benefit costs and weighted average actuarial assumptions are:

	2001	2002

Pension Benefit Cost
Service cost	$—	$150
Interest cost	2,913	2,758
Expected return on plan assets	(2,825)	(3,013)
Amortization of prior service costs	8	8
Recognized net actuarial loss	73	199

Pension benefit cost — company plans	169	102
Pension benefit cost — multi-employer plans	318	—

Total pension benefit cost	$487	$102

Actuarial Assumptions
Discount rate	7.50%	7.50%
Long-term rate of return on plan assets	9.25%	9.25%
Long-term rate of compensation increase	5.50%	5.50%

      The change in projected benefit obligation, change in plan assets and funded status of the plans at February 28, 2002:

2002

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$39,153
Service cost	150
Interest cost	2,758
Actuarial loss	747
Benefits paid	(4,294)

Projected benefit obligation at end of year	$38,514

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2002

Change in Plan Assets
Fair value of plan assets at beginning of year	$33,068	$35,878
Actual return on plan assets	5,590	2,720
Employer contributions	1,632	1,730
Benefits paid	(4,412)	(4,294)

Fair value of plan assets at end of year	35,878	36,034

Funded Status	(3,275)	(2,480)
Unrecognized actuarial gain	6,554	7,444
Unrecognized prior service cost	8	—

	$3,287	$4,964

Actuarial Assumptions
Discount rate	7.50%	7.25%
Long-term rate of compensation increase	5.50%	5.50%

      Plan assets are primarily invested in equity securities, corporate and government debt securities and common trust funds.

      Postretirement Benefits — Certain former employees of the Predecessor Entity are covered by a postretirement plan that provides medical and dental benefits. The obligations under this plan were assumed by ConAgra Foods when the Predecessor Entity’s pork business was acquired. Benefits associated with the plan are administered by ConAgra Foods. The costs associated with this plan, which primarily relate to interest costs were $3.2 million and $3.4 million in fiscal 2001 and 2002, respectively, and are included in selling, general and administrative expenses.

      In connection with the Transaction, ConAgra Foods assumed these liabilities. Accordingly, they are no longer an obligation of Swift Operating or its subsidiaries.

NOTE 8.	RELATED PARTY TRANSACTIONS

      Historically, ConAgra Foods’ executive, finance, tax and other corporate departments performed certain administrative and other services for the Predecessor Entity. Expenses incurred by ConAgra Foods and allocated to the Predecessor Entity were determined based on specific services being provided or were allocated based on ConAgra Foods’ investment in the Predecessor Entity in proportion to ConAgra Foods’ total investment in its subsidiaries. In addition, ConAgra Foods charged the Predecessor Entity finance charges on ConAgra Foods’ investment in the company and net intercompany advances. Management believes that such expense allocations were reasonable. Corporate allocations include allocated selling, general, and administrative expenses of approximately $29.7 million, $20.3 million and $4.5 million for the fiscal years ended May 27, 2001 and May 26, 2002 and the 115 days ended September 18, 2002, and allocated finance charges of approximately $45.9 million, $55.2 million and $13.6 million for the fiscal years ended May 27, 2001 and May 26, 2002 and the 115 days ended September 18, 2002. ConAgra Foods also historically paid certain direct expenses on the Predecessor Entity’s behalf and charged it directly for these expenses. Such expenses, which are included in selling, general and administrative expenses, were $9.2 million, $10.6 million and $2.9 million for the fiscal years ended May 27, 2001 and May 26, 2002 and the 115 days ended September 18, 2002.

      The Predecessor Entity also historically entered into transactions in the normal course of business with affiliates of ConAgra Foods that are not part of the Acquired Business. Net sales to these parties, which are

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in net sales in our statement of earnings, were $782.5 million, $744.5 million, $207.2 million and $474.8 million for the fiscal years ended May 27, 2001 and May 26, 2002, the 115 days ended September 18, 2002 and the 249 days ended May 25, 2003. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in our statement of earnings, were $60.2 million, $43.6 million, $48.6 million and $555.6 million for the fiscal years ended May 27, 2001 and May 26, 2002, the 115 days ended September 18, 2002 and the 249 days ended May 25, 2003. Within Swift Operating’s May 25, 2003 balance sheet are balances of $15.1 million due to, and $33.5 million due from, ConAgra Foods affiliates.

      The descriptions set forth below do not purport to be complete and are qualified in their entirety by reference to the applicable agreements, including the purchase agreement dated May 20, 2002, as amended to date, among ConAgra Foods, Swift Foods Company and HMTF Rawhide, a limited partnership formed by Swift Operating’s equity sponsors, Hicks Muse and Booth Creek. Swift Operating believes that the terms of each of the agreements described below are at least as favorable to it as it could have obtained from unaffiliated third parties.

      Stockholders’ Agreement — HMTF Rawhide, ConAgra Foods, Hicks Muse and Swift Foods Company entered into a Stockholders’ Agreement that includes provisions regarding, among others, the election of directors, registration rights, restrictions on transfer and other rights regarding sales of Swift Foods Company stock by Hicks Muse and ConAgra Foods, the sale of Swift Foods Company’s cattle feeding operations and a right to force the sale of Swift Foods Company after five years.

      The Stockholders’ Agreement requires HMTF Rawhide and ConAgra Foods, subject to certain conditions, to vote their shares in favor of the election to Swift Foods Company’s board of directors of (i) five individuals as may be designated by Hicks Muse and its affiliates (including HMTF Rawhide) and (ii) two individuals as may be designated by ConAgra Foods and its affiliates. Under the HMTF Rawhide Partnership Agreement, Hicks Muse has agreed to cause an individual designated by an affiliate of George N. Gillett, Jr., our Chairman of the Board, to be included in the five individuals designated for election to Swift Foods Company’s board of directors by Hicks Muse for as long as Mr. Gillett or his affiliates continue to own at least 25% of the limited partnership interest in HMTF Rawhide owned by such parties at the closing of the Transaction.

      The Stockholders’ Agreement also provides that HMTF Rawhide and ConAgra Foods each may require Swift Foods Company, subject to certain registration volume limitations, to effect up to four demand registrations of their Swift Foods Company common stock under the Securities Act at any time after consummation of a qualified IPO (as defined in the Stockholders’ Agreement). The Stockholders’ Agreement also provides that in the event Swift Foods Company proposes to register any shares of its common stock under the Securities Act, whether or not for its own account, holders of common stock subject to the Stockholders’ Agreement will be entitled, with certain exceptions, to include their shares of common stock in such registration. In addition, after a qualified IPO, ConAgra Foods has the right to require Swift Foods Company to act as a guarantor of the $150.0 million note issued to ConAgra Foods as part of the payment for the Acquired Business and to register the resale of such note by ConAgra Foods.

      The Stockholders’ Agreement also provides that, subject to certain exceptions, in connection with any transfer for value by Hicks Muse to a non-affiliate of Hicks Muse or its affiliates of Swift Foods Company’s securities or partnership interests in HMTF Rawhide, Hicks Muse and its affiliates have the right to require ConAgra Foods and its affiliates to also transfer a portion of their shares of Swift Foods Company common stock. If Hicks Muse and its affiliates desire to effect a sale of Swift Foods Company securities or their partnership interests in HMTF Rawhide, ConAgra Foods and its affiliates may “tag along” and sell a portion of their shares of Swift Foods Company common stock on the same terms. If Hicks Muse and its affiliates desire to effect a sale of Swift Foods Company securities or HMTF Rawhide partnership interests, ConAgra Foods and its affiliates may also cause the purchaser of the Hicks Muse securities to purchase from ConAgra Foods the pro rata portion of the outstanding principal amount of the $150.0 million note issued to ConAgra

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foods as part of the payment for the Acquired Business. Prior to the transfer of any securities subject to the Stockholders’ Agreement by any stockholder other than an affiliate of Hicks Muse, Hicks Muse has the right to acquire such securities on the same terms and conditions as the proposed transfer. The Stockholders’ Agreement also provides that, if Swift Foods Company has not completed a qualified IPO by the fifth anniversary of the closing of the Transaction, ConAgra Foods can cause Swift Foods Company to sell itself (through a merger, sale of securities or sale of substantially all of the assets) at a price proposed by ConAgra Foods. If ConAgra Foods notifies Swift Foods Company of its intention to cause Swift Foods Company to effect such a sale, Hicks Muse and its affiliates have the right for a 180 day period to purchase the common stock of Swift Foods Company then beneficially owned by ConAgra Foods for a per share price derived from the proposed ConAgra Foods sale price for the entire company. If Hicks Muse does not exercise its purchase right within the 180 day period, then ConAgra Foods may cause Swift Foods Company to conduct an auction to sell Swift Foods Company within a period not to exceed two years at a price that maximizes the value to be received by Swift Foods Company’s stockholders.

      The Stockholders’ Agreement grants Hicks Muse and its affiliates the right to purchase all of the securities of Swift Foods Company held by ConAgra Foods and its affiliates at any time during the five years following the closing of the Transaction based on a contractual formula which takes into account balance at inception, adjustments for net income/losses and certain other transaction related amounts. The Stockholders’ Agreement also contains provisions with respect to any sale of Swift Foods Company’s domestic cattle feeding operations following the completion of the Transaction.

      With respect to shares owned by management, the Stockholders’ Agreement provides for tag-along rights for the benefit of management, drag-along rights for the benefit of HMTF Rawhide, repurchase rights upon the occurrence of certain events, restrictions on transfer, rights of first refusal and other customary terms.

      The Stockholders’ Agreement will terminate by its terms on the 18th anniversary of the closing of the Transaction. In addition, the provisions of the Stockholders’ Agreement regarding the election of directors, tag along rights, co-sale rights, Hicks Muse’s right of first refusal and the general restriction on transfers and ConAgra Foods’ right to cause a sale of Swift Foods Company will each terminate upon the completion of a qualified IPO.

      Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement (the “Monitoring and Oversight Agreement”) with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods Company and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods Company or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly and $1.3 million is included in selling, general and administrative expense for the 249 days ended May 25, 2003.

      Swift Operating has agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, if any, agents, independent contractors and employees from and against all claims, liabilities, damages, losses and expenses, arising out of or in connection with the services rendered by Hicks Muse Partners pursuant to the Monitoring and Oversight Agreement. Certain of Swift Operating’s directors, Messrs. Hicks and Muse, are each limited partners of Hicks Muse Partners and directors, officers and shareholders of the general partner of Hicks Muse Partners.

      The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. Swift Operating believes the services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by it without the

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition of personnel or the engagement of outside professional advisors. In management’s opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by Swift Operating.

      Hicks Muse Partners has agreed to pay to Gillett Greeley, LLC, an affiliate of George N. Gillett, Jr., the Chairman of the Board, 25% of the annual fees payable to it under the Monitoring and Oversight Agreement pursuant to a consulting agreement between Hicks Muse Partners and Booth Creek, which is ultimately controlled by Mr. Gillett. Booth Creek has agreed to provide consulting services to Hicks Muse Partners for as long as Mr. Gillett or his affiliates own at least 25% of the outstanding limited partnership interests in HMTF Rawhide owned by such parties at the closing of the Transaction.

      Financial Advisory Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries also entered into a ten-year agreement (the “Financial Advisory Agreement”) pursuant to which Hicks Muse Partners received a cash financial advisory fee equal to $15.0 million upon the closing of the Transaction as compensation for its services as financial advisor for the Transaction. The Financial Advisory Agreement also provided for Hicks Muse Partners to receive an expense reimbursement of $2.0 million upon the closing of the Transaction. These fees were included as part of the expenses of the Transaction. The expense reimbursement was agreed upon in the purchase agreement to reimburse Swift Operating’s chairman for normal due diligence costs incurred in evaluating and analyzing the acquisition. The agreement provided for a defined reimbursement of $2.0 million to cover due diligence expenses without having to provide Swift Operating with detailed expense records. These fees were included as part of the expenses of the Transaction.

      Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the transaction value for any subsequent transaction in which Swift Operating is involved that is consummated during the term of the Financial Advisory Agreement.

      The Financial Advisory Agreement makes available the investment banking, financial advisory and other similar services of Hicks Muse Partners. Swift Operating believes the services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by it without the addition of personnel or the engagement of outside professional advisors. In management’s opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Swift Operating.

      Swift Operating has agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, if any, agents, independent contractors and employees from and against all claims, liabilities, damages, losses and expenses arising out of or in connection with the services rendered by Hicks Muse Partners pursuant to the Financial Advisory Agreement. Certain of Swift Operating’s directors, Messrs. Hicks and Muse, are each limited partners of Hicks Muse Partners and directors, officers and shareholders of the general partner of Hicks Muse.

      Hicks Muse Partners has agreed to pay to Booth Creek, an affiliate of George N. Gillett, Jr., Swift Operating’s Chairman of the Board, 25% of the annual fees payable to it under the Financial Advisory Agreement. Booth Creek Management Company did not receive any portion of the $15.0 million cash financial advisory fee paid to Hicks Muse Partners upon the closing of the Transaction. Hicks Muse Partners paid to Gillett Greeley, LLC, an affiliate of George N. Gillett, Jr., all of the $2.0 million expense reimbursement described above.

      Preferred Supplier Agreement — At the closing of the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods pursuant to which, for an initial term of seven years, Swift Operating and certain of its subsidiaries will supply those fresh beef and pork products historically provided by Swift Beef and Swift Pork to ConAgra Foods and certain of its subsidiaries on a delivered basis based on pricing mechanics consistent with past practices. In addition, ConAgra Foods offered Swift Operating the

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opportunity to supply additional fresh beef and pork products required by ConAgra Foods as a result of changes in its product mix or due to product reformulations. Swift Operating and ConAgra Foods will meet periodically during the term of the agreement to discuss and determine pricing and payment mechanisms and procedures. For the 249 days ended May 25, 2003, Swift Operating sold $474.8 million of products to ConAgra Foods under this agreement.

      Transition Services Agreement — At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into a one-year transition services agreement (the “Transition Services Agreement”) with ConAgra Foods pursuant to which, among other things, ConAgra Foods will provide certain transition services, including information technology, accounting, risk management, market research and product brokerage services, to Swift Operating and Swift Beef will provide certain transition services, including information technology, purchasing and human resources services, to ConAgra Foods. The parties have agreed, during the term, to use their commercially reasonable efforts to locate third party service providers to replace the services provided under the Transition Services Agreement. Payments received from ConAgra Foods for services Swift Operating provided under this agreement for the 249 days ended May 25, 2003 were $1.9 million. For this same period, Swift Operating paid $4.5 million to ConAgra Foods for services provided to it under this agreement. Such amounts are included in cost of goods sold and selling, general and administrative expenses in the accompanying consolidated statement of earnings.

      Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and the entity that operates the domestic cattle feeding operations acquired from ConAgra Foods entered into a live cattle supply agreement (the “Cattle Supply Agreement”) pursuant to which Swift Beef will purchase all of the cattle produced by the domestic cattle feeding business from such entity for processing at facilities owned by Swift Beef. The parties will meet periodically, but no less frequently than every 90 days, to determine the quantities of cattle to be supplied under the agreement. The Cattle Supply Agreement will terminate on the date of termination of the credit facility for the domestic cattle feeding operations, which will be the earlier of 24 months after the Transaction or the disposition of the domestic cattle feeding operations, unless extended in accordance with the Cattle Supply Agreement for an additional year. For the 249 days ended May 25, 2003, Swift Beef paid $525.3 million under this agreement, which amount is included in cost of goods sold.

      By-Products Marketing Agreement — At the closing of the Transaction, Swift Operating entered into a by-products marketing agreement (the “Marketing Agreement”) with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating will sell to CTG certain by-products resulting from its processing of cattle and hogs at prices calculated in accordance with the agreement. The Marketing Agreement was effective through May 31, 2003. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased under the agreement and CTG will also be obligated to make available to Swift Australia, and pay the salaries and benefits for, two designated employees so long as such employees remain CTG employees in Australia. For the 249 days ended May 25, 2003, Swift Operating received approximately $1.5 million from CTG under this agreement.

      Indemnification and Release Agreement — At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into an indemnification and release agreement with ConAgra Foods pursuant to which Swift Operating agreed to be bound by the post-closing indemnification obligations set forth in the purchase agreement and, following the closing, to release ConAgra Foods and its affiliates from all liabilities and actions for environmental costs or liabilities other than that which are set forth in the purchase agreement.

      Tax Sharing Agreement — In connection with the closing of the Transaction, Swift Operating and certain of its direct and indirect parent entities and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods, entered into a tax sharing agreement pursuant to which Swift Operating is

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligated, among other things, to distribute to Swift Foods Company any taxes attributable to it and its subsidiaries and under which Swift Operating will be indemnified for any taxes paid by it or its subsidiaries on behalf of any other member of Swift Foods Company’s consolidated tax group.

      Contribution Agreement — In connection with the closing of the Transaction, Swift Operating, with its direct and indirect parent entities, entered into a contribution agreement pursuant to which these entities will contribute or otherwise pay over, or cause any of their subsidiaries (other than the entities that will acquire and operate the domestic cattle feeding operations of ConAgra Foods) to contribute or otherwise pay over, to Swift Operating any amounts they receive from ConAgra Foods or its affiliates pursuant to indemnification claims under the purchase agreement and any amounts obtained from other sources which are applied to offset any indemnification claims that Swift Operating could otherwise make under the purchase agreement.

      Indemnity Side Letter — In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction, and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. The May 25, 2003 balance sheet includes a $1.6 million receivables from ConAgra Foods for reimbursement of amounts in excess of the accrual which represent additional claims from customers seeking reimbursement for recall related costs.

NOTE 9.	INCOME TAXES

      The pre-tax income on which the provision for income taxes was computed is as follows:

	Predecessor Entity

	ConAgra Red Meat Business
				S&C Holdco 3, Inc.
				and Subsidiaries
	Fiscal Year Ended
			115 Days Ended	249 Days Ended
	May 27, 2001	May 26, 2002	September 18, 2002	May 25, 2003

				(Dollars in
	(Dollars in thousands)			thousands)
Domestic	$57,035	$96,766	$16,452	$36,314
Foreign	47,212	21,187	11,566	23,664

Total	$104,247	$117,953	$28,018	$59,978

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense includes the following current and deferred provisions:

	Predecessor Entity

	ConAgra Red Meat Business
				S&C Holdco 3, Inc.
				and Subsidiaries
	Fiscal Year Ended
			115 Days Ended	249 Days Ended
	May 27, 2001	May 26, 2002	September 18, 2002	May 25, 2003

	(Dollars in thousands)			(Dollars in thousands)
Current Provision:
Federal	$6,123	$6,448	$3,435	$—
State	156	748	226	695
Foreign	15,873	3,460	5,250	7,965

Total current tax expense	22,152	10,656	8,911	8,660

Deferred provision:
Federal	13,290	26,232	2,276	9,710
State	406	2,624	195	1,590
Foreign	1,780	2,896	(1,780)	732

Total deferred tax expense	15,476	31,752	691	12,032

Total income tax expense	$37,628	$42,408	$9,602	$20,692

      The principal differences between the effective income tax rate, attributable to continuing operations, and the US statutory federal income tax rate, were as follows:

	Predecessor Entity

	ConAgra Red Meat Business
				S&C Holdco 3, Inc.
				and Subsidiaries
	Fiscal Year Ended
			115 Days Ended	249 Days Ended
	May 27, 2001	May 26, 2002	September 18, 2002	May 25, 2003

Expected tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	1.2	1.9	1.9	2.5
Non deductible expense	0.6	0.5	—	—
Benefit from export sales	—	—	—	(4.1)
Other — net	(0.7)	(1.4)	(2.6)	1.1

Effective tax rate	36.1%	36.0%	34.3%	34.5%

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Temporary differences that gave rise to a significant portion of deferred tax assets (liabilities) were as follows:

	Predecessor Entity

	ConAgra Red
	Meat Business	S&C Holdco 3, Inc.
		and Subsidiaries
	Fiscal Year Ended
		249 Days Ended
	May 26, 2002	May 25, 2003

	(Dollars in	(Dollars in
	thousands)	thousands)
Inventory	$—	$(9,411)
Derivatives	—	(1,200)
Depreciation and amortization	(51,481)	(92,637)
Undistributed earnings	—	(2,146)
All other	(3,483)	(592)

Gross deferred tax liability	(54,964)	(105,986)

Accounts receivable reserve	—	2,227
Accrued liabilities	15,853	17,558
Restructuring related charges	1,866	300
Net operating loss	—	1,855
All other current	—	466
All other long-term	1,938	2,030

Gross deferred tax asset	19,657	24,436

Net deferred tax liability	$(35,307)	$(81,550)

Financial statement classification:
Current deferred tax asset (included in other current assets)	$14,236	$12,199
Current deferred tax liability (included in accrued liabilities)	—	(2,851)
Long-term deferred tax liability (included in other non-current liabilities)	(49,543)	(90,898)

Net deferred tax liability	$(35,307)	$(81,550)

      At May 25, 2003, Swift Operating has a federal net operating loss of approximately $3.5 million which will begin to expire in years after 2023.

      Management of Swift Operating considers approximately $38 million of cumulative undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized tax liability associated with the permanently reinvested cumulative undistributed earnings is approximately $5.3 million. Should management decide to repatriate such earnings or change its assumption about indefinite reinvestment in the future, the related taxes would be charged to earnings at that time. Furthermore, Swift Operating does not accrue deferred taxes on the currency translation adjustment component of equity relating to investments in foreign subsidiaries existing at the time of the Transaction. Foreign earnings subsequent to the date of the Transaction are deemed to be repatriated and taxes accrued accordingly.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Swift Operating and ConAgra Foods have executed a tax sharing agreement that defines the parties’ rights and obligations with respect to deficiencies and refunds of Federal, state and other taxes relating to the Red Meats business for tax years prior to the Transaction. In general, Swift Operating is responsible for filing Federal and state returns and paying associated taxes for periods beginning September 19, 2002. ConAgra Foods is responsible for filing returns and paying taxes related to the Red Meats business for periods prior to September 19, 2002.

NOTE 10.	LEGAL PROCEEDINGS

      On May 10, 2002, a lawsuit was filed against ConAgra Foods, Inc. and ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company) in the United States District Court for the District of Nebraska seeking certification of a class of all persons who have sold fed cattle to ConAgra Foods for cash, or on a basis affected by the cash price for fed cattle, during the period in which claims may be maintained pursuant to the applicable statute of limitations. The case was originally filed by two named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate exceeds 15,000. The complaint alleges that ConAgra Foods, in violation of the Packers and Stockyards Act of 1921, has used its market power and alleged use of captive supplies of fed cattle to reduce the prices paid to cattle producers. The plaintiffs seek declaratory relief, unspecified compensatory damages, attorneys’ fees and expenses, and injunctive relief. On December 4, 2002, the complaint was amended to substitute two corporate entities for one of the individual plaintiffs. On December 16, 2002, the plaintiffs moved for class certification. ConAgra Foods has answered the amended complaint and discovery is under way. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities. Swift Operating believes that the defendants have acted properly and lawfully in their dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.

      On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek unspecified damages, or alternatively, restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. No class has yet been certified in this action. Swift Beef Company and the other named defendants have moved to dismiss this action. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.

      Swift Operating is also a party to a number of other lawsuits and claims arising out of the operation of its businesses. ConAgra Foods has also indemnified Swift Operating for pending litigation concerning foreign use of a trademark. Management believes the ultimate resolution of such matters should not have a material adverse effect on Swift Operating’s financial condition, results of operations or liquidity.

NOTE 11.	SUPPLEMENTAL GUARANTOR INFORMATION

      A significant amount of Swift Operating’s income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Swift Operating’s debt service obligations including its obligations under the Senior Notes and the Senior Subordinated Notes described above in Note 6 are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as Swift Operating’s financial condition and operating requirements and those of certain domestic subsidiaries, could limit Swift Operating’s ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the Senior Notes and the Senior Subordinated Notes.

      The following information sets forth the Predecessor Entity and Swift Operating’s balance sheet as of May 26, 2002 and May 25, 2003, and the statements of earnings and cash flows for the fiscal years ended May 27, 2001, May 26, 2002, the 115 days ended September 18, 2002 and the 249 days ended May 25, 2003. Effective with the date of the Transaction, the Senior Notes and the Senior Subordinated Notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information for pre- and post-Transaction periods is presented under the following column headings: Parent Guarantor (for periods subsequent to formation), Issuer (for periods subsequent to formation), Subsidiary Guarantors and Subsidiary Non-Guarantors. For pre-Transaction periods, “Subsidiary Non-Guarantors” includes (i) the domestic cattle feeding operations, (ii) the businesses not acquired in the Transaction and (iii) the foreign subsidiaries of the Predecessor Entity which were acquired in the Transaction and renamed. Swift Holdings and Swift Operating were formed on May 29, 2002. For post-Transaction periods, “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of the Predecessor which were acquired in the Transaction and renamed, which entities include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.

      All of the Subsidiary Guarantors are wholly-owned subsidiaries of Swift Operating and their guarantees are full and unconditional and joint and several. There are no provisions in the indentures governing the Senior Notes or the Senior Subordinated Notes or other existing agreements that would prevent holders of guaranteed obligations from taking immediate action against the Parent Guarantor or any Subsidiary Guarantor in the event of default. The ability of the Subsidiary Guarantors to pay dividends or make loans or other payments to Swift Operating depends on their earnings, capital requirements and general financial condition. The senior credit facilities and the indentures governing the Senior Notes and the Senior Subordinated Notes limit the ability of Swift Operating and its subsidiaries to restrict the ability of the Subsidiary Guarantors to pay dividends or make loans or other advances to Swift Operating, subject to applicable laws and regulations and future agreements to which the Subsidiary Guarantors may be a party. The Parent Guarantor is a holding company with no operations of its own, and its only asset is the capital stock of Swift Operating. Consequently, its ability to pay amounts under its guarantee depends on the earnings and

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows of Swift Operating and its subsidiaries and the ability of these entities to pay dividends or advance funds to the Parent Guarantor.

      As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction described in Note 1, for the 249 days ended May 25, 2003, an amount of $8.6 million was reflected as interest expense of the Subsidiary Non-Guarantors and interest income of the Subsidiary Guarantors on the accompanying Statement of Earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial information for the pre-Transaction and post-Transaction entities reported in the financial statements are as follows:

	Pre-Transaction Balance Sheets

				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
May 26, 2002	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$8,643	$—	$8,643
Accounts receivables, net	—	—	173,671	99,480	—	273,151
Inventories	—	—	315,451	360,025	7,060	682,536
Other current assets	—	—	3,594	17,623	15,853	37,070

Total current assets	—	—	492,716	485,771	22,913	1,001,400
Property, plant and equipment, net	—	—	392,430	159,599	—	552,029
Goodwill	—	—	42,380	23,717	—	66,097
Other intangibles, net	—	—	10,080	—	—	10,080
Other assets	—	—	10,425	5,958	3,804	20,187
Net investment and advances in subsidiaries	—	—	305,894	—	(305,894)	—

Total assets	$—	$—	$1,253,925	$675,045	$(279,177)	$1,649,793

LIABILITIES AND STOCKHOLDER’S NET INVESTMENT AND ADVANCES
Current liabilities:
Current portion of long term debt	$—	$—	$—	$211	$—	$211
Accounts payable	—	—	64,055	127,427	—	191,482
Accrued liabilities	—	—	100,196	15,704	3,483	119,383

Total current liabilities	—	—	164,251	143,342	3,483	311,076
Long-term debt, excluding current portion	—	—	5,000	7,912	—	12,912
Other noncurrent liabilities	—	—	12,408	204	51,481	64,093
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	—	—	181,659	151,458	54,964	388,081
Stockholder’s net investment and advances	—	—	1,072,266	523,587	(334,141)	1,261,712

Total liabilities and stockholder’s net investments and advances	$—	$—	$1,253,925	$675,045	$(279,177)	$1,649,793

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Balance Sheets

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
May 25, 2003	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,695	$4,432	$6,812	$—	$64,939
Accounts receivables, net	—	29,422	229,572	85,823	(30,000)	314,817
Inventories	—	—	345,208	119,255	—	464,463
Other current assets	—	7,768	13,452	2,610	—	23,830

Total current assets	—	90,885	592,664	214,500	(30,000)	868,049
Property, plant and equipment, net	—	—	456,336	153,139	—	609,475
Intercompany receivable	—	773,062	—	4,609	(777,671)	—
Goodwill	—	—	38,620	28,097	—	66,717
Other intangibles, net	—	28,379	9,825	—	—	38,204
Other assets	—	112,217	3,177	7,548	(84,924)	38,018
Net investment and advances in subsidiaries	470,856	132,300	—	—	(603,156)	—

Total assets	$470,856	$1,136,843	$1,100,622	$407,893	$(1,495,751)	$1,620,463

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long term debt	$—	$2,000	$2,188	$30,119	$(30,000)	$4,307
Accounts payable	—	9,435	186,591	94,964	—	290,990
Intercompany payable			777,671		(777,671)	—
Accrued liabilities	—	42,282	50,240	49,657	—	142,179

Total current liabilities	—	53,717	1,016,690	174,740	(807,671)	437,476
Long-term debt, excluding current portion	—	599,229	19,882	85,759	(84,924)	619,946
Other noncurrent liabilities	—	13,041	58,332	20,812	—	92,185
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	—	665,987	1,094,904	281,311	(892,595)	1,149,607
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	393,377	393,377	—	—	(393,377)	393,377
Retained earnings	39,286	39,286	4,198	15,500	(58,984)	39,286
Accumulated other comprehensive income	38,193	38,193	1,518	36,082	(75,793)	38,193

Total stockholder’s equity	470,856	470,856	5,718	126,582	(603,156)	470,856

Total liabilities and stockholder’s equity	$470,856	$1,136,843	$1,100,622	$407,893	$(1,495,751)	$1,620,463

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-Transaction Statements of Earnings

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 27, 2001	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$—	$8,051,185	$1,701,971	$(693,677)	$9,059,479
Cost of goods sold	—	—	7,840,175	1,603,104	(693,677)	8,749,602

Gross profit	—	—	211,010	98,867	—	309,877
Selling, general and administrative	—	—	118,906	11,163	—	130,069
Corporate allocations	—	—	46,187	29,374	—	75,561

	—	—	165,093	40,537	—	205,630
Income before income taxes and cumulative effect of change in accounting	—	—	45,917	58,330	—	104,247
Income tax expense	—	—	17,058	20,570	—	37,628

Income before equity in earnings of unconsolidated subsidiaries and cumulative effect of change in accounting	—	—	28,859	37,760	—	66,619
Equity in earnings of unconsolidated subsidiaries	—	—	7,238	—	(7,238)	—
Cumulative effect of change in accounting	—	—	(681)	—	—	(681)

Net income	$—	$—	$35,416	$37,760	$(7,238)	$65,938

	Pre-Transaction Statements of Earnings

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 26, 2002	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$—	$7,424,467	$1,716,590	$(664,849)	$8,476,208
Cost of goods sold	—	—	7,180,786	1,665,594	(671,909)	8,174,471

Gross profit	—	—	243,681	50,996	7,060	301,737
Selling, general and administrative	—	—	100,401	7,873	—	108,274
Corporate allocations	—	—	51,395	24,115	—	75,510

	—	—	151,796	31,988	—	183,784
Income before income taxes	—	—	91,885	19,008	7,060	117,953
Income tax expense	—	—	34,056	5,722	2,630	42,408

Income before equity in earnings of unconsolidated subsidiaries	—	—	57,829	13,286	4,430	75,545
Equity in earnings of unconsolidated subsidiaries	—	—	4,512	—	(4,512)	—

Net income	$—	$—	$62,341	$13,286	$(82)	$75,545

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-Transaction Statements of Earnings

	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
115 Days Ended September 18, 2002	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$—	$2,290,060	$587,822	$(185,432)	$2,692,450
Cost of goods sold	—	—	2,205,612	589,239	(185,432)	2,609,419

Gross profit	—	—	84,448	(1,417)	—	83,031
Selling, general and administrative	—	—	33,567	3,333	—	36,900
Corporate allocations	—	—	14,066	4,047	—	18,113

	—	—	47,633	7,380	—	55,013
Income (loss) before income taxes	—	—	36,815	(8,797)	—	28,018
Income tax expense (benefit)	—	—	13,717	(4,115)	—	9,602

Income before equity in earnings of unconsolidated subsidiaries	—	—	23,098	(4,682)	—	18,416
Equity in earnings of unconsolidated subsidiaries	—	—	(13,494)	—	13,494	—

Net income (loss)	$—	$—	$9,604	$(4,682)	$13,494	$18,416

	Post-Transaction Statements of Earnings

	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
249 Days Ended May 25, 2003	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$31	$4,948,558	$804,249	$(13,670)	$5,739,168
Cost of goods sold	—	—	4,820,319	766,422	(13,670)	5,573,071

Gross profit	—	31	128,239	37,827	—	166,097
Selling, general and administrative	—	148	75,676	11,959	—	87,783
Gain on business interruption recovery	—	(21,230)	—	—	—	(21,230)
Translation (gains) losses	—	1	174	(9,201)	—	(9,026)
Interest expense (income)	—	(8,793)	45,980	11,405	—	48,592

	—	(29,874)	121,830	14,163	—	106,119
Income before income taxes	—	29,905	6,409	23,664	—	59,978
Income tax expense	—	10,317	2,211	8,164	—	20,692

Income before equity in earnings of unconsolidated subsidiaries	—	19,588	4,198	15,500	—	39,286
Equity in earnings of unconsolidated subsidiaries	39,286	19,698	—	—	(58,984)	—

Net income	$39,286	$39,286	$4,198	$15,500	$(58,984)	$39,286

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-Transaction Statements of Cash Flows

	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
Fiscal Year Ended May 27, 2001	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$—	$—	$35,416	$37,760	$(7,238)	$65,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	47,058	12,779	—	59,837
Amortization	—	—	2,199	765	—	2,964
Cumulative effect of change in accounting	—	—	681	—	—	681
Equity in earnings of unconsolidated subsidiaries	—	—	(7,238)	—	7,238	—
Other noncash items (includes nonpension post-retirement benefits)	—	—	4,919	—	—	4,919
Change in assets and liabilities:
Accounts receivables	—	—	39,928	(7,531)	—	32,397
Inventories	—	—	(19,449)	(96,318)	—	(115,767)
Other current assets	—	—	(2,124)	3,970	(2,906)	(1,060)
Accounts payable and accrued liabilities	—	—	(11,422)	15,217	19,770	23,565

Net cash flows provided by (used in) operating activities	—	—	89,968	(33,358)	16,864	73,474

Cash flows from investing activities:
Additions to property, plant and equipment	—	—	(61,789)	(16,169)	—	(77,958)
Notes receivable and other items	—	—	157	2,417	(3,628)	(1,054)

Net cash flows used in investing activities	—	—	(61,632)	(13,752)	(3,628)	(79,012)

Cash flows from financing activities:
Payments of long-term debt	—	—	—	(181)	—	(181)
Net investments and advances/(distributions)	—	—	(28,336)	43,245	(13,236)	1,673

Net cash flows provided by (used in) financing activities	—	—	(28,336)	43,064	(13,236)	1,492

Net change in cash and cash equivalents	—	—	—	(4,046)	—	(4,046)

Cash and cash equivalents, beginning of period	—	—	—	14,653	—	14,653

Cash and cash equivalents, end of period	$—	$—	$—	$10,607	$—	$10,607

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-Transaction Statements of Cash Flows

	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
Fiscal Year Ended May 26, 2002	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$—	$—	$62,341	$13,286	$(82)	$75,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	51,748	13,430	—	65,178
Amortization	—	—	2,399	765	—	3,164
Equity in earnings of unconsolidated subsidiaries	—	—	(4,512)	—	4,512	—
Other noncash items (includes nonpension post-retirement benefits)	—	—	632	—	—	632
Change in assets and liabilities:
Accounts receivables	—	—	66,730	(1,212)	—	65,518
Inventories	—	—	(1,470)	88,349	(7,060)	79,819
Other current assets	—	—	(2,913)	(17,388)	(2,797)	(23,098)
Accounts payable and accrued liabilities	—	—	(2,422)	(6,250)	12,784	4,112

Net cash flows provided by (used in) operating activities	—	—	172,533	90,980	7,357	270,870

Cash flows from investing activities:
Additions to property, plant and equipment	—	—	(43,247)	(13,280)	—	(56,527)
Notes receivable and other items	—	—	5,150	(9,496)	38,651	34,305

Net cash flows used in investing activities	—	—	(38,097)	(22,776)	38,651	(22,222)

Cash flows from financing activities:
Payments of long-term debt	—	—	(4,100)	(196)	—	(4,296)
Net investments and advances/(distributions)	—	—	(130,336)	(69,972)	(46,008)	(246,316)

Net cash flows provided by (used in) financing activities	—	—	(134,436)	(70,168)	(46,008)	(250,612)

Net change in cash and cash equivalents	—	—	—	(1,964)	—	(1,964)

Cash and cash equivalents, beginning of period	—	—	—	10,607	—	10,607

Cash and cash equivalents, end of period	$—	$—	$—	$8,643	$—	$8,643

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-Transaction Statements of Cash Flows

	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
115 Days Ended September 18, 2002	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$—	$—	$9,604	$(4,682)	$13,494	$18,416
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	—	16,736	4,706	—	21,442
Amortization	—	—	130	—	—	130
Equity in earnings of unconsolidated subsidiaries	—	—	13,494	—	(13,494)	—
Deferred taxes & other	—	—	—	—	—	—
Other noncash items	—	—	—	—	—	—
Change in assets and liabilities:
Receivables	—	—	(21,387)	6,229	—	(15,158)
Inventories	—	—	(23,790)	(14,010)	7,060	(30,740)
Other current assets	—	—	2,402	15,470	—	17,872
Accounts payable and accrued liabilities	—	—	1,926	(14,989)	—	(13,063)
Other assets	—	—	228	3,201	—	3,429

Net cash flows provided by (used in) operating activities	—	—	(657)	(4,075)	7,060	2,328

Cash flows from investing activities:
Net (additions) disposals to property, plant and equipment	—	—	(7,860)	(982)	—	(8,842)
Notes receivable and other items	—	—	—	1,348	—	1,348

Net cash flows provided by (used in) investing activities	—	—	(7,860)	366	—	(7,494)

Cash flows from financing activities
Proceeds from debt issuance	—	—	—	261,890	—	261,890
Payments of long-term debt	—	—	(5,000)	(8,123)	—	(13,123)
Net investments and advances/(distributions)	—	—	13,517	(246,021)	(7,060)	(239,564)

Net cash flows provided by financing activities	—	—	8,517	7,746	(7,060)	9,203

Net change in cash and cash equivalents	—	—	—	4,037	—	4,037

Cash and cash equivalents, beginning of period	—	—	—	8,643	—	8,643

Cash and cash equivalents, end of period	$—	$—	$—	$12,680	$—	$12,680

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Statements of Cash Flows

				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
249 Days Ended May 25, 2003	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$39,286	$39,286	$4,198	$15,500	$(58,984)	$39,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	40,429	9,781	—	50,210
Amortization of intangibles, debt issuance costs and accretion of bond discount	—	—	5,874	1,551	—	7,425
Deferred taxes	—	—	11,300	732	—	12,032
Equity in earnings of subsidiaries	(39,286)	(19,698)	—	—	58,984	—
Stock-based compensation	—	1,441	—	—	—	1,441
Other noncash items (includes derivative fair value adjustments)	—	—	(900)	(4,842)	—	(5,742)
Gain on business interruption recovery	—	(13,162)	—	—	—	(13,162)
Change in assets and liabilities
Accounts receivables, net	—	(29,422)	(29,784)	(3,885)	—	(63,091)
Inventories	—	—	(12,777)	(1,525)	—	(14,302)
Other current assets	—	(3,437)	8,404	(207)	—	4,760
Accounts payable and accrued liabilities	—	43,216	12,284	28,783	—	84,283
Other assets	—	(1,072)	(237)	11,749	—	10,440

Net cash flows provided by operating activities	—	17,152	38,791	57,637	—	113,580

Cash flows from investing activities
Additions to property, plant and equipment	—	—	(36,238)	(7,679)	—	(43,917)
Proceeds from sales of property, plant and equipment	—	—	—	340	—	340
Purchase of acquired businesses, net of cash acquired	—	(644,645)	—	(223,855)	75,000	(793,500)
Notes receivable and other items	—	—	(2,300)	—	—	(2,300)

Net cash flows used in investing activities	—	(644,645)	(38,538)	(231,194)	75,000	(839,377)

Cash flows from financing activities
Proceeds from debt issuance	—	486,061	—	184,924	—	670,985
Payments of long-term debt	—	(1,000)	(745)	(70,000)	—	(71,745)

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Statements of Cash Flows

				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
249 Days Ended May 25, 2003	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

	(Dollars in thousands)
Change in overdraft balances	—	—	32,594	—	—	32,594
Issuance of common stock	—	160,000	—	75,000	(75,000)	160,000
Debt issuance costs	—	(30,000)	—	(7,000)	—	(37,000)
Net investments and advances/(distributions)	—	66,127	(55,921)	(10,206)	—	—

Net cash flows provided by (used in) financing activities	—	681,188	(24,072)	172,718	(75,000)	754,834

Effect of exchange rates on cash	—	—	—	1,280	—	1,280

Net change in cash and cash equivalents	—	53,695	(23,819)	441	—	30,317

Cash and cash equivalents, beginning of period	—	—	28,251	6,371	—	34,622

Cash and cash equivalents, end of period	$—	$53,695	$4,432	$6,812	$—	$64,939

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	BUSINESS SEGMENTS

      In connection with the Transaction, Swift Operating executed a management reporting reorganization wherein it created the single role of Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). The CODM measures segment profit as operating income for Swift Beef, Swift Pork, and Swift Australia, Swift Operating’s three reporting segments, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to the Transaction, the predecessor company (including each of its four divisions: US Beef, US Pork, Cattle Feeding and Australia) was a component of the Meat Processing Segment of ConAgra Foods, Inc. The segment disclosures of the predecessor company have been restated to provide comparable financial information for each of Swift Operating’s three reporting segments that resulted from the Transaction and the management reporting reorganization.

      Swift Beef — The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.

      Swift Pork — A significant portion of Swift Pork’s revenues are generated from the sale of fresh pork products predominantly to retailers including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings are predominantly sold to further processors who, in turn, manufacture bacon, sausage and deli and luncheon meats. The remaining sales are derived from by-products.

      Swift Australia — The majority of Swift Australia’s revenues are generated by the meat processing division, from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, and other products. The foods division consists of two separate businesses. One manufactures meat patties and distributes consumables for McDonald’s in Australia. The other produces value-added meat products including toppings for Pizza Hut in Australia. The wholesale trading division trades in boxed meat products to brokers and retailers who resell those products to end customers.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Corporate, Other and Eliminations — This line item includes certain expenses not directly attributable to the reportable segments, as well as eliminations resulting from the consolidation process. In predecessor company periods, this line also includes the Cattle Feeding division which was excluded from the Transaction.

	Predecessor Entity

	ConAgra Red Meat Business
				S&C Holdco 3, Inc.
				and Subsidiaries
	Fiscal Year Ended,
			115 Days Ended	249 Days Ended
	May 27, 2001	May 26, 2002	September 18, 2002	May 25, 2003

				(Dollars in
	(Dollars in thousands)			thousands)
Net Sales
Swift Beef	$6,407,632	$5,712,758	$1,811,247	$3,851,210
Swift Pork	1,643,553	1,711,709	478,812	1,097,348
Swift Australia	981,236	1,023,552	350,525	804,194
Corporate, Other and Eliminations	27,058	28,189	51,866	(13,584)

Total	$9,059,479	$8,476,208	$2,692,450	$5,739,168

Depreciation and Amortization
Swift Beef	$34,391	$38,801	$12,236	$32,823
Swift Pork	14,866	15,360	4,633	13,480
Swift Australia	9,861	10,589	3,531	11,280
Corporate, Other and Eliminations	3,683	3,592	1,172	52

Total	$62,801	$68,342	$21,572	$57,635

Operating Income (Loss) Before
Other Items(1)
Swift Beef	$48,235	$59,739	$41,820	$(440)
Swift Pork	43,869	83,541	9,061	53,004
Swift Australia	56,756	29,063	14,929	25,693
Corporate, Other and Eliminations	30,948	21,120	(19,679)	57

Total	179,808	193,463	46,131	78,314

Corporate allocations	(75,561)	(75,510)	(18,113)	—
Gain on business interruption recovery				21,230
Translation gains	—	—	—	9,026
Interest expense	—	—	—	(48,592)

Total Income Before Income
Taxes	$104,247	$117,953	$28,018	$59,978

(1)	Other items include corporate allocations prior to the Transaction; and include gain on business interruption recovery, translation gains and interest expense subsequent to the Transaction.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor Entity

	ConAgra Red Meat	S&C Holdco 3, Inc.
	Business	and Subsidiaries

	May 26, 2002	May 25, 2003

	(Dollars in thousands)	(Dollars in thousands)
Total Assets
Swift Beef	$1,012,878	$843,213
Swift Pork	241,047	257,409
Swift Australia	338,430	403,414
Corporate, Other and Eliminations	57,438	116,427

Total	$1,649,793	$1,620,463

      Depreciation and amortization amounts above include bond discount accretion and debt issuance amortization for Swift Beef of $2,744 thousand, for Swift Pork of $1,748 thousand, and for Swift Australia of $1,283 thousand for the 249 days ended May 25, 2003. These amounts are included in interest expense in the statement of earnings.

      Summary by geographical areas:

	Predecessor Entity

	ConAgra Red Meat Business
				S&C Holdco 3, Inc.
				and Subsidiaries
	Fiscal Year Ended,
			115 Days Ended	249 Days Ended
	May 27, 2001	May 26, 2002	September 18, 2002	May 25, 2003

				(Dollars in
	(Dollars in thousands)			thousands)
Net Sales:
United States	$8,078,243	$7,452,656	$2,341,925	$4,934,974
Australia	981,236	1,023,552	350,525	804,194

Total	$9,059,479	$8,476,208	$2,692,450	$5,739,168

	Predecessor Entity

	ConAgra Red	S&C Holdco 3, Inc.
	Meat Business	and Subsidiaries

	May 26, 2002	May 25, 2003

	(Dollars in	(Dollars in
	thousands)	thousands)
Long-lived assets:
United States	$479,798	$536,759
Australia	154,635	182,087
Other	457	639

Total	$634,890	$719,485

      No single customer accounted for more than 10% of net sales in the fiscal years ended May 27, 2001 and May 26, 2002, the 115 days ended September 18, 2002 or the 249 days ended May 25, 2003. Net sales by geographical area are based on the location of the facility producing the sales.

      Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, other intangibles and other assets less debt issuance costs, net of $32.9 million. Long-lived assets by geographical area are based on location of facilities.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Export sales for the fiscal years ended May 27, 2001 and May 26, 2002, the 115 days ended September 18, 2002 and the 249 days ended May 25, 2003 were $1,501.0 million, $1,480.0 million, $702.6 million and $1,494.8 million, respectively, and were principally to Asia.

NOTE 14.	BUSINESS INTERRUPTION RECOVERY

      During December 2000, ConAgra Foods’ Garden City, Kansas beef processing facility (which was included in the Acquired Business) was damaged in a fire and is not currently operational. Insurance was in force to cover the property damage and business interruption claims. All of these claims were retained by ConAgra Foods after the consummation of the Transaction. Net sales at the Garden City facility were $402.9 million for the first seven months of fiscal 2001 prior to the fire. Swift Operating has not determined whether it will reestablish the Garden City facility as a beef processing facility or reserve it for an alternative use.

      Prior to May 25, 2003, ConAgra Foods reached final settlement related to their business interruption and physical property loss insurance claim related to the Garden City fire. Subsequent to May 25, 2003, Swift Foods Company received $18.8 million from ConAgra Foods as its share of the related settlement, representing Swift Operating’s business interruption claims related to the fire, net of tax, costs and expenses. Swift Operating, Swift Foods Company and ConAgra Foods agreed that any insurance proceeds received by ConAgra Foods from the business interruption claim relating to Swift Beef net of tax, costs and expenses would be contributed by ConAgra Foods to Swift Foods Company. Since the cash has been retained by Swift Foods Company, Swift Operating has reflected the impact of this payment as a reduction to additional paid-in capital in its May 25, 2003 balance sheet. The original estimated insurance recovery of $8.9 million ($5.6 million net of tax) was recorded as part of the purchase price allocation in accordance with SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The excess of the settlement received and the estimated amount included in the purchase price allocation has been recorded as a $13.2 million net of tax gain in the statement of earnings.

NOTE 15.	CAPITAL STOCK RELATED TO THE PREDECESSOR ENTITY

      The capital stock of the combined entities consists of the following:

		Shares

	Par Value	Authorized	Issued

ConAgra Beef Company	$1.00	10,000	1,000
Monfort Food Distribution Company	$1.00	40,000	20,000
Monfort International Sales Corporation	$1.00	100,000	50,000
Monfort Construction Company	$1.00	10,000	1,000
Monfort Finance Company, Inc.	$1.00	1,000,000	1,000
ConAgra Refrigerated Foods International, Inc.	$1.00	1,000	1,000
Australia Meat Holdings Pty. Ltd.	Aus 1.00	200,000,000	118,790,003
Miller Brothers Company	$1.00	500,000	50,000
Weld Insurance Company, Inc.	$1.00	1,000,000	400,000
ConAgra Refrigerated Foods SA de CV	1 Peso	50,000	50,000
Kabushiki Kaisha ConAgra Japan	JPY 500	50,000	20,000
Swift & Company	$1.00	1,000	1,000

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	RESTRUCTURING PLAN RELATED TO THE PREDECESSOR ENTITY

      In fiscal 1999, ConAgra approved a restructuring plan in connection with its previously announced initiative, “Operation Overdrive”. The restructuring plan was completed within two fiscal years as the plan’s final charges were in fiscal 2000. The restructuring plan was aimed at improving future profitability by eliminating overcapacity and streamlining operations.

      In association with the restructuring plan, the Predecessor Entity closed a total of 3 production plants and sold 1 non-core business. The historical operating results and gains/losses associated with the sold business are not material.

      Approximately 690 employees received notification of their termination as a result of the restructuring plan, primarily in manufacturing and operating facilities. In addition, other exit costs (consisting of lease termination and other contractual termination costs) occurred as a result of the restructuring plan. Such activity is as follows:

	Severance
			Other
	Amount	Headcount	Exit Costs

	(In thousands, except headcount)
Balance, May 28, 2000	$986	190	$806
Fiscal 2001 activity:
Utilized	(943)	(190)	(792)

Balance, May 27, 2001	43	—	14
Fiscal 2002 activity:
Utilized	(43)	—	(14)

Balance, May 26, 2002	$—	—	$—

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement, dated as of May 20, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.2		First Amendment to Acquisition Documents, dated as of July 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.3		Second Amendment to Acquisition Agreement, dated as of September 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
*3	.1	Certificate of Incorporation of S&C Holdco 3, Inc.
*3	.2	Bylaws of S&C Holdco 3, Inc.
4.1		Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.2		Form of Global Note for the 10 1/8% Senior Notes due 2009 of Swift & Company (contained as an exhibit to Exhibit 4.1 hereto)
4.3		Registration Rights Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort Inc., Salomon Smith Barney Inc. and J.P. Morgan Securities Inc. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.4		Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.5		Form of Global Note for the 12 1/2% Senior Subordinated Notes due 2010 of Swift & Company (contained as an exhibit to Exhibit 4.4 hereto)
4.6		Registration Rights Agreement, dated as of September 19,2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc., Salomon Smith Barney Inc. and J.P. Morgan Securities Inc. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.5 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.7		Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number	Description

4.8	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.9	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.10	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.10 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.11	Third Supplemental Indenture, dated as of March 26, 2003, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Swift & Bros. Co., Inc., Monfort Food Distribution Company, Swift & Company International Sales Corporation, Monfort, Inc., S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.1	Credit Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 3, Inc., the Lenders (as defined therein), the Issuers (as defined therein), Citicorp USA, Inc., JPMorgan Chase Bank, Citisecurities Limited, General Electric Capital Corporation, U.S. Bank National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International,” New York Branch (incorporated by reference to Exhibit 10.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.2	Pledge and Security Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.41 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.3	Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, Burcher Pty. Limited, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., and Citicorp USA, Inc. (incorporated by reference to Exhibit 10.42 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.4	Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.43 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.5	Transition Services Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Monfort Finance Company, Inc., Swift Foods Company and each of the other companies listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

+10	.6	Preferred Supplier Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.7		Tax Sharing Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Cattle Holdco, Inc., and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.8		Hangar License Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc. and Swift Beef Company (incorporated by reference to Exhibit 10.5 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
+10	.9	Live Cattle Supply Agreement, dated as of September 19, 2002, by and between Swift Beef Company and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.6 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.10		Aviation Personnel Use and Cost Sharing Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Monfort International Sales Corporation and each of the other companies listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.11		Monitoring and Oversight Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.12		Financial Advisory Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
+10	.13	By-Products Marketing Agreement, dated as of September 19, 2002, by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.10 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.14		Patent License Agreement, dated as of September 19, 2002, by and between Swift Brands Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.15		Armour Transition Trademark License Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc., ConAgra Brands, Inc. and Swift Brands Company (incorporated by reference to Exhibit 10.12 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.16		Swift Transition Trademark License Agreement, dated as of September 19, 2002, by and between Swift Brands Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.13 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.17		Indemnification and Release Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., Swift & Company, S&C Australia Holdco Pty. Ltd., Swift Cattle Holdco, Inc., Swift Brands Company, Swift Beef Company, Swift Pork Company, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., Monfort Finance Company, Inc., Burcher Pty. Limited, Monfort, Inc., Australia Meat Holdings Pty. Limited, Miller Bros. Co., Inc., Monfort Food Distribution Company, and Monfort International Sales Corp. (incorporated by reference to Exhibit 10.14 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

10.18		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P. and Swift & Company (incorporated by reference to Exhibit 10.15 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.19		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P., Swift & Company, S&C Australia Holdco Pty. Ltd. and Australia Meat Holdings Pty. Limited (incorporated by reference to Exhibit 10.16 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.20		Contribution Agreement, dated as of September 19, 2002, by and among Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Swift & Company (incorporated by reference to Exhibit 10.17 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.21		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Joe Colonnetta (incorporated by reference to Exhibit 10.18 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.22		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and George N. Gillett, Jr. (incorporated by reference to Exhibit 10.19 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.23		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Thomas O. Hicks (incorporated by reference to Exhibit 10.20 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.24		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Thomas L. Manuel (incorporated by reference to Exhibit 10.21 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.25		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and John R. Muse (incorporated by reference to Exhibit 10.22 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.26		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and John N. Simons (incorporated by reference to Exhibit 10.23 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.27		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Michael D. Walter (incorporated by reference to Exhibit 10.24 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.28		Indemnification Agreement, dated April 4, 2003, by and between Swift & Company and Gregg L. Engles (incorporated by reference to Exhibit 10.45 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.29		Indemnification Agreement, dated April 4, 2003, by and between Swift & Company and Michael D. Kelly (incorporated by reference to Exhibit 10.46 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.30	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.25 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.31	First Amendment to Simons Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.26 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.32	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.27 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

**10	.33	First Amendment to Herron Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.28 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.34	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.29 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.35	First Amendment to Henley Executive Employment Agreement dated July 12, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.30 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.36	Offer Letter, dated July 29, 2002, by and between Swift & Company and Marshall Ernst (incorporated by reference to Exhibit 10.32 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.37	Offer Letter, dated July 29, 2002, by and between Swift & Company and Dan Halstrom (incorporated by reference to Exhibit 10.33 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.38	Offer Letter, dated July 29, 2002, by and between Swift & Company and John Keir (incorporated by reference to Exhibit 10.34 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.39	Offer Letter, dated July 29, 2002, by and between Swift & Company and John Shandley (incorporated by reference to Exhibit 10.35 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.40	Offer Letter, dated July 29, 2002, by and between Swift & Company and Peter White (incorporated by reference to Exhibit 10.36 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.41	Offer Letter, dated March 12, 2003, by and between Swift & Company and Donald F. Wiseman (incorporated by reference to Exhibit 10.47 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.42	Severance Agreement, dated July 29, 2002, by and between Swift & Company and Marshall Ernst (incorporated by reference to Exhibit 10.38 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.43	Severance Agreement, dated July 29, 2002, by and between Swift & Company and John Shandley (incorporated by reference to Exhibit 10.39 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.44	Severance Agreement, dated March 12, 2003, by and between Swift & Company and Donald F. Wiseman (incorporated by reference to Exhibit 10.48 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.45	Swift Foods Company 2002 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.46	Swift Foods Company Stock Purchase Plan (incorporated by reference to Exhibit 10.49 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.47		Indemnity Side Letter Agreement, dated September 3, 2002, by and between ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

*12	.1	Ratio of Earnings to Fixed Charges
*12	.2	Pro Forma Computation of Ratio of Earnings to Fixed Charges
*16	.1	Letter Re Change in Certifying Accountant
*21	.1	Subsidiaries of S&C Holdco 3, Inc.
*31	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Indicates that exhibit is a management contract or compensatory plan or arrangement

+	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 406 of the Securities Act of 1933, as amended.