Form 10-Q
period 2003-08-24
S&C HOLDCO 3 INC
filed 2003-10-03
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 333-100717-06

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

     There is no market for the Registrant’s common stock. As of October 1, 2003, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM 10-Q
August 24, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 25, 2003	August 24, 2003

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,939	$110,539
Trade accounts receivable, net	281,271	288,980
Accounts receivable from related parties	33,546	36,903
Inventories	464,463	477,380
Other current assets	23,830	26,149

Total current assets	868,049	939,951
Property, plant and equipment, net	609,475	610,407
Goodwill	66,717	66,416
Other intangibles, net	38,204	36,780
Other assets	38,018	36,126

Total assets	$1,620,463	$1,689,680

LIABILITIES AND
STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4,307	$4,680
Accounts payable	275,842	241,061
Accounts payable to related parties	15,148	23,845
Accrued liabilities	142,179	196,342

Total current liabilities	437,476	465,928
Long-term debt, excluding current portion	619,946	631,830
Other non-current liabilities	92,185	91,082

Total liabilities	1,149,607	1,188,840
Commitments and contingencies Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 25, 2003 and August 24, 2003	—	—
Additional paid-in capital	393,377	393,904
Retained earnings	39,286	73,981
Accumulated other comprehensive income	38,193	32,955

Total stockholder’s equity	470,856	500,840

	$1,620,463	$1,689,680

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Combined	Consolidated

	Predecessor Entity	S&C Holdco 3,
	ConAgra Red Meat	Inc. and
	Business	Subsidiaries
	Thirteen Weeks Ended	Thirteen Weeks Ended
	August 25, 2002	August 24, 2003

Net sales (Note 4)	$2,140,433	$2,480,391
Cost of goods sold (Note 4)	2,065,073	2,373,812

Gross profit	75,360	106,579

Selling, general and administrative	26,819	31,531
Corporate allocations: Selling, general and administrative	3,568	—
Corporate allocations: Finance charges/interest and financing expense	10,765	—
Translation losses	—	547
Interest expense	—	20,728

Total expenses	41,152	52,806

Income before income taxes	34,208	53,773
Income tax expense	12,158	19,078

Net income	$22,050	$34,695

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Combined	Consolidated

	Predecessor Entity	S&C Holdco 3,
	ConAgra Red Meat	Inc., and
	Business	Subsidiaries
	Thirteen Weeks Ended	Thirteen Weeks Ended
	August 25, 2002	August 24, 2003

Cash flows from operating activities:
Net income	$22,050	$34,695
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	16,712	19,231
Amortization of intangibles, debt issuance costs and accretion of bond discount	103	3,660
Stock-based compensation	—	527
Other noncash items	—	217
Change in assets and liabilities	(57,903)	(6,074)

Net cash flows (used in) provided by operating activities	(19,038)	52,256

Cash flows from investing activities:
Net additions to property, plant and equipment	(4,571)	(22,723)
Proceeds from sales of property, plant and equipment	—	1,448
Notes receivable and other items	6,306	—

Net cash flows provided by (used in) investing activities	1,735	(21,275)

Cash flows from financing activities:
Proceeds from debt issuance	—	12,365
Payments of long-term debt	(13,123)	(1,065)
Change in overdraft balances	—	3,434
Net investments and advances	30,233	—

Net cash flows provided by financing activities	17,110	14,734

Effect of exchange rates on cash	—	(115)
Net change in cash and cash equivalents	(193)	45,600

Cash and cash equivalents, beginning of period	8,643	64,939

Cash and cash equivalents, end of period	$8,450	$110,539

Non-cash investing and financing activities:
Capital lease	—	$382

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     S&C Holdco 3, Inc. (“Swift Holdings”), is a Delaware corporation which owns 100% of the issued and outstanding capital stock of Swift & Company (“Swift Operating”). The operations of Swift Operating and its subsidiaries constitute the operations of Swift Holdings under accounting principles generally accepted in the United States of America.

     Swift Operating is one of the leading beef and pork processing companies in the world. Swift Operating processes, prepares, packages and delivers fresh, further processed and value-added beef and pork products for sale to customers in the United States and international markets. Swift Operating also provides services to its customers designed to help them develop more sophisticated and profitable sales programs. Swift Operating sells its meat products to customers in the foodservice, international, further processor and retail distribution channels. Swift Operating also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

     Swift Operating conducts its domestic beef and pork processing businesses through Swift Beef Company (“Swift Beef”) and Swift Pork Company (“Swift Pork”) and its Australian beef business through Australia Meat Holdings Pty. Ltd. (“Swift Australia”). Swift Operating operates six beef, three pork and one lamb facilities and one value-added facility in the United States and four beef processing facilities and four feed lots in Australia. Swift Operating’s facilities are strategically located to access raw materials in a cost-effective manner and to service our global customer base.

     These statements should be read in conjunction with the audited consolidated financial statements and related notes, which are included in the Swift Holdings Annual Report on Form 10-K. The interim consolidated financial information furnished herein is unaudited and reflects all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented.

     On September 19, 2002, HMTF Rawhide, L.P. (the “Purchaser”) acquired a 54% interest in the United States beef, pork and lamb processing business and the Australian beef business of ConAgra Foods Inc. (the “Transaction”) excluding (i) ConAgra Beef Company’s cattle feeding operations (the “domestic cattle feeding operations”) and (ii) Weld Insurance Company, Inc., Monfort Finance Company, Inc., and Monfort Construction Company. Subsequent to the Transaction, the Purchaser owns approximately 54%, ConAgra Foods owns approximately 45%, and Management of Swift Foods owns approximately 1% of Swift Foods Company. Swift Foods Company (“Swift Foods”) owns 100% of the outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the outstanding common stock of Swift Holdings, which in turn owns 100% of the outstanding common stock of Swift Operating. The entities that were historically operated by ConAgra Foods as an integrated business, which include the domestic cattle feeding operations and other assets and insignificant businesses that were not acquired and liabilities that were not assumed in the Transaction, are referred to as the “ConAgra Red Meat Business” or the “Predecessor Entity”. Those entities and operations within the ConAgra Red Meat Business that were actually acquired in the Transaction and which are being operated by Swift Operating and its subsidiaries are referred to as the “Acquired Business” or “Successor.”

     Accounting principles generally accepted in the United States of America require Swift Operating’s operating results prior to the Transaction to be reported as the results of the Predecessor Entity for periods prior to September 19, 2002 in the historical financial statements. Swift Operating’s operating results subsequent to the Transaction are presented as the Successor’s results in the financial statements and include the thirteen weeks ended August 24, 2003.

     The results of operations for any quarter or a partial fiscal year period or for the periods presented for the Predecessor Entity or Successor are not necessarily indicative of the results to be expected for other periods or the full fiscal year. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Use of Estimates

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This statement requires Swift Operating to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for fiscal years beginning after June 15, 2002. Swift Operating adopted this standard at the beginning of its current fiscal year. The adoption impact of SFAS No. 143 was not material.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption impact of SFAS No. 149 was not material.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 changes the accounting and disclosure requirements for certain financial instruments that, under previous guidance, could be classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption impact of SFAS No. 150 was not material.

Inventories

     The components of inventories, net of reserves, are as follows (in thousands):

	May 25, 2003	August 24, 2003

Livestock	$57,503	$60,578
Product inventories:
Work in progress	38,620	31,720
Finished goods	338,974	355,348
Supplies	29,366	29,734

	$464,463	$477,380

Property, plant and equipment

     Property, plant and equipment are comprised of the following (in thousands):

	May 25, 2003	August 24, 2003

Land	$10,972	$10,912
Buildings, machinery and equipment	568,093	562,547
Property and equipment under capital lease	21,515	21,897
Furniture, fixtures, office equipment and other	36,593	43,400
Construction in progress	25,318	40,786

	662,491	679,542
Less accumulated depreciation	(53,016)	(69,135)

	$609,475	$610,407

Goodwill and other intangible assets

     Following is a rollforward of goodwill by segment for the thirteen weeks ended August 24, 2003 (in thousands):

		Write-offs/	Translation
	May 25, 2003	Impairments	Gains/(Losses)	August 24, 2003

Swift Beef	$16,857	$—	$—	$16,857
Swift Pork	21,765	—	—	21,765
Swift Australia	28,095	—	(301)	27,794

Total	$66,717	—	(301)	$66,416

     Other identifiable intangible assets as of May 25, 2003 and August 24, 2003 are as follows (in thousands):

	May 25, 2003			August 24, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizing intangible assets:
Patents	$3,782	$(277)	$3,505	$3,782	$(380)	$3,402
Preferred Supplier Agreement	28,202	(1,070)	27,132	28,202	(2,139)	26,063
Live Cattle Supply Agreement	1,482	(235)	1,247	1,482	(471)	1,011
Water Right Agreements	6,320	—	6,320	6,320	(16)	6,304

Total amortizing intangibles	$39,786	$(1,582)	$38,204	$39,786	$(3,006)	$36,780

For the thirteen weeks ended August 25, 2002 and August 24, 2003, Swift Operating recognized $0.1 million and $1.4 million of amortization expense, respectively.

Based on amortizing assets recognized in Swift Operating’s balance sheet as of August 24, 2003, amortization expense for each of the next five years is estimated as follows (in thousands):

2004	$5,632
2005	4,996
2006	4,691
2007	4,691
2008	4,691

Overdraft Balances

     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statement of cash flows, if material. As of May 25, 2003 and August 24, 2003 bank overdrafts included in trade accounts payable were $89.8 million and $93.2 million, respectively.

Foreign Currency Translation

     For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income. Translation gains and losses on U.S. dollar denominated revolving intercompany borrowings between the Australian subsidiaries and the U.S. parent are recorded in earnings. Translation gains and losses on U.S. dollar denominated intercompany borrowings between the Australian subsidiary and the U.S. parent, which are deemed to be part of the investment in the subsidiary, are recorded in other comprehensive income.

Pro Forma Information

     The unaudited pro forma information presented below (in thousands) assumes the Transaction took place at the beginning of the period presented and includes the affect of amortization of identified intangibles and transaction costs from that date. This is presented under the provisions of FASB SFAS No. 141, Business Combinations for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the Transaction taken place at the beginning of the periods presented.

Pro Forma
(unaudited)
Thirteen Weeks
Ended
August 25, 2002

Statement of Income Data:
Net sales	$2,100,548
Cost of goods sold	2,015,840

Gross profit	84,708
Selling, general and administrative expense	27,316
Corporate allocations: selling, general and administrative expense	2,876
Interest expense	17,533

Total expenses	47,725
Income before income taxes	36,983
Income tax expense	13,632

Net income	$23,351

Comprehensive Income

     The components of comprehensive income for the thirteen weeks ended are as follows (in thousands):

	Combined	Consolidated

	Predecessor Entity
	ConAgra Red	S&C Holdco 3, Inc.
	Meat Business	and Subsidiaries
	August 25, 2002	August 24, 2003

Net income	$22,050	$34,695
Other comprehensive income
Derivative adjustment, net of tax of $0.2 million	2,613	(2,655)
Foreign currency translation adjustment, net of tax of $0.6 million	(4,142)	(2,583)

Total comprehensive income	$20,521	$29,457

Stock-Based Compensation

     Swift Operating accounts for the Swift Foods stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost related to stock options is reflected in net income, as all options granted have an exercise price equal to or above the market value of the underlying common stock of Swift Foods on the date of grant. If Swift Operating had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense, net of income tax, of approximately $17 thousand would have been recorded for the thirteen weeks ended August 24, 2003. Pro forma net income has been adjusted to the amount indicated below (in thousands):

Thirteen Weeks Ended
August 24, 2003

Net income:
As reported	$34,695
Pro forma	$34,678

NOTE 2. DERIVATIVE FINANCIAL INSTRUMENTS

     Swift Operating is exposed to market risk, such as changes in commodity prices, foreign currency exchange rates and interest rate risk. To manage volatility associated with these exposures, Swift Operating may enter into various derivative transactions pursuant to established policies. Derivatives that qualify and are designated for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are measured at fair value and reported as a component of other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Hedges that do not qualify and are not designated for hedge accounting are measured at fair value and the gain or loss is recognized currently into earnings.

     The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 25, 2003 and August 24, 2003, the fair value of derivatives recognized within other current assets was $4.4 million and $7.8 million, respectively. The fair value of derivatives recognized within accrued liabilities was $0.3 million and $4.6 million, respectively. In the first quarter of 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting and the net decrease in fair value of $3.1 million is recorded within interest expense on the statement of earnings for the thirteen weeks ended August 24, 2003.

     As of May 25, 2003 and August 24, 2003, the net deferred amount of derivative gains and losses recognized in accumulated other comprehensive income was a $2.3 million gain and a $0.4 million loss, net of tax. Swift Operating anticipates losses of $0.4 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

     Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of August 24, 2003, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through July 2004. As of August 24, 2003, Swift Operating had derivative positions in place covering approximately 1% and 58% of its anticipated need for livestock and natural gas, respectively.

NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS

     The major components of debt are as follows (in thousands)

	May 25,	August 24,
	2003	2003

Short-term debt :
Revolving credit facility	$—	$—
Current portion of long-term debt (term loan)	2,000	2,000
Current portion of installment notes payable	1,283	1,644
Current portion of capital lease obligations	1,024	1,036

Current portion of long-term debt	4,307	4,680
Long-term debt:
Term loan facility, net of current portion	197,000	196,500
Senior notes, net of unamortized discount	252,228	252,852
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	658	12,316
Long-term capital lease obligations	20,060	20,162

Long-term debt, less current portion	619,946	631,830

Total debt	$624,253	$636,510

     As of August 24, 2003, Swift Operating had approximately $198.5 million of secured debt outstanding, approximately $27.3 million of outstanding letters of credit, and approximately $244.5 million of availability under its revolving credit facility. The remaining $78.2 million under the revolving credit facility was not immediately available for borrowings due to borrowing base limitations.

     A summary of the components of interest expense for the thirteen weeks ended August 24, 2003 is presented below (in thousands):

August 24, 2003

Interest on:
Revolving credit facility	$1,155
Term loan facility (approximately 4.5%)	2,237
Senior notes (10.125% rate)	6,868
Senior subordinated notes (12.50% rate)	4,662
Capital lease interest	452
Other miscellaneous interest charges	60
Interest rate swap	3,134
Amortization of deferred financing costs	1,584
Amortization of original issue discount	624
Less: Capitalized interest	(48)

Total interest expense	$20,728

     Financial Covenants — Swift Operating’s senior credit facilities contain financial covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters. For more information on Swift Operating’s financial covenants please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bank Covenant Compliance.”

NOTE 4. RELATED PARTY TRANSACTIONS

     Historically, ConAgra Foods’ executive, finance, tax and other corporate departments performed certain administrative and other services for the Predecessor Entity. Expenses incurred by ConAgra Foods and allocated to the Predecessor Entity were determined based on specific services being provided or were allocated based on ConAgra Foods’ investment in the Predecessor Entity in proportion to ConAgra Foods’ total investment in its subsidiaries. In addition, ConAgra Foods charged the Predecessor Entity finance charges on ConAgra Foods’ investment in the company and net intercompany advances. Management believes that such expense allocations were reasonable. Corporate allocations include allocated selling, general and administrative expenses of approximately $3.6 million for the thirteen weeks ended August 25, 2002, and allocated finance charges of approximately $10.8 million for the thirteen weeks ended August 25, 2002. ConAgra Foods also historically paid certain direct expenses on the Predecessor Entity’s behalf and charged it directly for these expenses. Such expenses, which are included in selling, general and administrative expenses, were $2.4 million for the thirteen weeks ended August 25, 2002.

     Purchases and Sales with ConAgra Foods — The Predecessor Entity historically entered into transactions in the normal course of business with affiliates of ConAgra Foods that are not part of the Acquired Business. In connection with the transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods. Net sales to these parties, which are included in net sales in the statement of earnings, were $143.8 million and $176.0 million for the thirteen weeks ended August 25, 2002 and August 24, 2003. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in the statement of earnings, were $35.6 million and $269.6 million for the thirteen weeks ended August 25, 2002 and August 24, 2003. Within Swift Operating’s May 25, 2003 and August 24, 2003 balance sheets are balances due to ConAgra Foods affiliates of $15.1 million and $23.8 million, respectively, and balances due from ConAgra Foods affiliates of $33.5 million and $36.9 million, respectively.

     Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods Company and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods Company or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly and $0.6 million is included in selling, general and administrative expense for the thirteen weeks ended August 24, 2003.

     Transition Services Agreement — At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into a one-year transition services agreement (“Transition Services Agreement”) with ConAgra Foods pursuant to which, among other things, ConAgra Foods will provide certain transition services, including information technology, accounting, risk management, market research and product brokerage services, to Swift Operating and Swift Operating will provide certain transition services, including information technology, purchasing and human resources services to ConAgra Foods. The parties have agreed, during the term, to use their commercially reasonable efforts to locate third party service providers to replace the services provided under the Transition Services Agreement. Payments received from ConAgra Foods for services Swift Operating provided under this agreement for the thirteen weeks ended August 24, 2003 were $0.1 million. For this same period, Swift Operating paid $1.0 million to ConAgra Foods for services provided to it under this agreement. Such amounts are included in cost of goods sold and selling, general and administrative expenses in the accompanying consolidated statement of earnings.

     Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and the entity that operates the domestic cattle feeding operations acquired from ConAgra Foods entered into a live cattle supply agreement (“Cattle Supply Agreement”) pursuant to which Swift Beef will purchase all of the cattle produced by the domestic cattle feeding business from such entity for processing at facilities owned by Swift Beef. The parties will meet periodically, but no less frequently than every 90 days, to determine the quantities of cattle to be supplied under the agreement. The Cattle Supply Agreement will terminate on the date of termination of the credit facility for the domestic cattle feeding operations, which will be the earlier of 24 months after the Transaction or the disposition of the domestic cattle feeding operations, unless extended in accordance with the Cattle Supply Agreement for an additional year. For the thirteen weeks ended August 24, 2003, Swift Beef paid $258.8 million under this agreement, which amount is included in cost of goods sold.

     By-Products Marketing Agreement — At the closing of the Transaction, Swift Operating entered into a by-products marketing agreement (the “Marketing Agreement”) with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating will sell to CTG certain by-products resulting from its processing of cattle and hogs at prices calculated in accordance with the agreement. The Marketing Agreement expired in May 2003 but is currently being continued while Swift Operating and CTG discuss new future terms. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased under the agreement. CTG will also be obligated to make available to Swift Australia, and pay the salaries and benefits for, two designated employees so long as such employees remain CTG employees in Australia. Included in Swift Operating’s balance sheet at May 25, 2003 and August 24, 2003 is approximately $1.0 million and $0.4 million, respectively, due from CTG under this agreement.

NOTE 5. LEGAL PROCEEDINGS

     On May 10, 2002, a lawsuit was filed against ConAgra Foods, Inc. and ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company) in the United States District Court for the District of Nebraska seeking certification of a class of all persons who have sold fed cattle to ConAgra Foods for cash, or on a basis affected by the cash price for fed cattle, during the period in which claims may be maintained pursuant to the applicable statute of limitations. The case was originally filed by two named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate exceeds 15,000. The complaint alleges that ConAgra Foods, in violation of the Packers and Stockyards Act of 1921, has used its market power and alleged use of captive supplies of fed cattle to reduce the prices paid to cattle producers. The plaintiffs seek declaratory relief, unspecified compensatory damages, attorneys’ fees and expenses and injunctive relief. On December 4, 2002, the complaint was amended to substitute two corporate entities for one of the individual plaintiffs. On December 16, 2002, the plaintiffs moved for class certification. ConAgra Foods has answered the amended complaint and discovery is under way. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating, or certain of its affiliates, that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities. Swift Operating believes that the defendants have acted properly and lawfully in their dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.

     On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek unspecified damages, or alternatively, restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. No class has yet been certified in this action. Swift Beef Company and the other named defendants have moved to dismiss this action. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Swift Operating has not established a loss accrual associated with this claim.

     Swift Operating is also a party to a number of other lawsuits and claims arising out of the operation of its businesses. Management believes the ultimate resolution of such matters should not have a material adverse effect on Swift Operating’s financial condition, results of operations or liquidity.

NOTE 6. BUSINESS SEGMENTS

     Swift Operating is organized into three reportable segments, Swift Beef, Swift Pork and Swift Australia. Segment operating performance is evaluated based on total assets, net sales, depreciation and amortization and operating income. The segment disclosures of the Predecessor Entity have been restated to provide comparable financial information for each of Swift Operating’s three reporting segments that resulted from the Transaction.

     Swift Beef — The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef and other products. In addition, Swift Beef also sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries.

     Swift Pork — A significant portion of Swift Pork’s revenues are generated from the sale of fresh pork products, including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings, are predominantly sold to further processors who, in turn, manufacture bacon, sausage and deli and luncheon meats. The remaining sales are derived from by-products.

     Swift Australia — The majority of Swift Australia’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats and other products. Approximately 85% of the beef product sold by Swift Australia is derived from grass-fed animals. The remainder of Swift Australia’s beef products are derived from grain-fed animals that are sold primarily to Japan. Other sales are derived from our foods division, which manufactures meat patties and distributes products for McDonald’s in Australia and produces value-added meat products including pizza toppings for Pizza Hut. The remaining sales are derived from our wholesale business which sells and distributes boxed meat products to brokers who in turn resell those products to end customers.

     Corporate, Other and Eliminations — This line item includes certain expenses not directly attributable to the reportable segments, as well as eliminations resulting from the consolidation process. In Predecessor Entity periods, this line also includes the cattle feeding division which was excluded from the Transaction.

     The following table presents segment results for the thirteen weeks ended (in thousands):

	Predecessor Entity
	ConAgra Red	S&C Holdco 3, Inc.
	Meat Business	and Subsidiaries
	August 25, 2002	August 24, 2003

Net Sales
Swift Beef	$1,444,726	$1,694,729
Swift Pork	384,093	446,195
Swift Australia	271,199	387,348
Corporate, Other and Eliminations	40,415	(47,881)

Total	$2,140,433	$2,480,391

Depreciation and Amortization(a)
Swift Beef	$9,502	$13,398
Swift Pork	3,604	5,086
Swift Australia	2,799	4,388
Corporate, Other and Eliminations	910	19

Total	$16,815	$22,891

Operating Income (Loss) Before Other Items(b)
Swift Beef	$43,631	$62,111
Swift Pork	5,108	14,663
Swift Australia	10,220	(1,920)
Corporate, Other and Eliminations	(10,418)	194

Total	48,541	75,048

Corporate allocations	(14,333)	—
Translation gains(losses)	—	(547)
Interest expense	—	(20,728)

Total Income Before Income Taxes	$34,208	$53,773

(a)	Depreciation and amortization amounts above include bond discount accretion and debt issuance cost amortization for Swift Beef of $1.1 million, for Swift Pork of $0.6 million, and for Swift Australia of $0.5 million for the thirteen weeks ended August 24, 2003. These amounts are included in interest expense in the statement of earnings.

(b)	Other items include corporate allocations prior to the Transaction and include translation gains and losses and interest expense subsequent to the Transaction.

     Total assets by segment are as follows (in thousands):

	May 25, 2003	August 24, 2003

Total Assets
Swift Beef	$843,213	$897,537
Swift Pork	257,409	250,891
Swift Australia	403,414	403,312
Corporate, Other and Eliminations	116,427	137,940

Total	$1,620,463	$1,689,680

NOTE 7. SUPPLEMENTAL GUARANTOR INFORMATION

     A significant amount of Swift Operating’s income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Swift Operating’s debt service obligations including its obligations under the senior notes and the senior subordinated notes are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as Swift Operating’s financial condition and operating requirements and those of certain domestic subsidiaries, could limit Swift Operating’s ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the senior notes and the senior subordinated notes.

     The following condensed financial statements set forth Swift Operating’s balance sheet as of May 25, 2003 and August 24, 2003, and the Predecessor Entity’s and Swift Operating’s statements of earnings and cash flows for the thirteen weeks ended August 25, 2002 and August 24, 2003. Effective with the date of the Transaction, the senior notes and the senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information for pre- and post-Transaction periods is presented under the following column headings: Parent Guarantor (for periods subsequent to formation), Issuer (for periods subsequent to formation), Subsidiary Guarantors and Subsidiary Non-Guarantors. For pre-Transaction periods, “Subsidiary Non-Guarantors” includes (i) the domestic cattle feeding operations, (ii) the businesses not acquired in the Transaction and (iii) the foreign subsidiaries of the Predecessor Entity which were acquired in the Transaction and renamed. Swift Holdings and Swift Operating were formed on May 29, 2002. For post-Transaction periods, “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of the Predecessor Entity which were acquired in the Transaction and renamed, which entities include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.

     All of the Subsidiary Guarantors are wholly-owned subsidiaries of Swift Operating and their guarantees are full and unconditional and joint and several. There are no provisions in the indentures governing the senior notes or the senior subordinated notes or other existing agreements that would prevent holders of guaranteed obligations from taking immediate action against the Parent Guarantor or any Subsidiary Guarantor in the event of default. The ability of the Subsidiary Guarantors to pay dividends or make loans or other payments to Swift Operating depends on their earnings, capital requirements and general financial condition. The senior credit facilities and the indentures governing the senior notes and the senior subordinated notes limit the ability of Swift Operating and its subsidiaries to restrict the ability of the Subsidiary Guarantors to pay dividends or make loans or other advances to Swift Operating, subject to applicable laws and regulations and future agreements to which the Subsidiary Guarantors may be a party. The Parent Guarantor is a holding company with no operations of its own, and its only asset is the capital stock of Swift Operating. Consequently, its ability to pay amounts under its guarantee depends on the earnings and cash flows of Swift Operating and its subsidiaries and the ability of these entities to pay dividends or advance funds to the Parent Guarantor.

     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction, for the thirteen weeks ended August 24, 2003, an amount of $3.1 million was reflected as interest expense of the Subsidiary Non-Guarantors and interest income of Swift Operating on the accompanying Statement of Earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MAY 25, 2003
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$53,695	$4,432	$6,812	$—	$64,939
Accounts receivables, net	—	31,983	229,572	85,823	(32,561)	314,817
Inventories	—	—	345,208	119,255	—	464,463
Other current assets	—	7,768	13,452	2,610	—	23,830

Total current assets	—	93,446	592,664	214,500	(32,561)	868,049
Property, plant and equipment, net	—	—	456,336	153,139	—	609,475
Intercompany receivable	—	770,501	—	7,170	(777,671)	—
Goodwill	—	—	38,620	28,097	—	66,717
Other intangibles, net	—	28,379	9,825	—	—	38,204
Other assets	—	112,217	3,177	7,548	(84,924)	38,018
Net investment and advances in subsidiaries	470,856	132,300	—	—	(603,156)	—

Total assets	$470,856	$1,136,843	$1,100,622	$410,454	$(1,498,312)	$1,620,463

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	2,000	$2,188	$30,119	$(30,000)	$4,307
Accounts payable	—	9,435	186,591	94,964	—	290,990
Intercompany payable	—	—	777,671	—	(777,671)	—
Accrued liabilities	—	42,282	50,240	52,218	(2,561)	142,179

Total current liabilities	—	53,717	1,016,690	177,301	(810,232)	437,476
Long-term debt, excluding current portion	—	599,229	19,882	85,759	(84,924)	619,946
Other noncurrent liabilities	—	13,041	58,332	20,812	—	92,185
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	—	665,987	1,094,904	283,872	(895,156)	1,149,607
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	393,377	393,377	—	—	(393,377)	393,377
Retained earnings	39,286	39,286	4,198	15,500	(58,984)	39,286
Accumulated other comprehensive income	38,193	38,193	1,518	36,082	(75,793)	38,193

Total stockholder’s equity	470,856	470,856	5,718	126,582	(603,156)	470,856

Total liabilities and stockholder’s equity	$470,856	$1,136,843	$1,100,622	$410,454	$(1,498,312)	$1,620,463

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
August 24, 2003
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$95,575	$4,171	$10,793	$—	$110,539
Accounts receivables, net	—	41,138	258,478	85,156	(58,889)	325,883
Inventories	—	—	355,600	121,780	—	477,380
Other current assets	—	5,582	17,568	2,999	—	26,149

Total current assets	—	142,295	635,817	220,728	(58,889)	939,951
Property, plant and equipment, net	—	—	461,133	149,274	—	610,407
Intercompany receivable	—	755,336	—	3,416	(758,752)	—
Goodwill	—	—	38,620	27,796	—	66,416
Other intangibles, net	—	27,074	9,706	—	—	36,780
Other assets	—	110,820	3,153	7,077	(84,924)	36,126
Net investment and advances in subsidiaries	500,840	159,774	—	—	(660,614)	—

Total assets	$500,840	$1,195,299	$1,148,429	$408,291	$(1,563,179)	$1,689,680

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,350	$2,219	$36,111	$(36,000)	$4,680
Accounts payable	—	5,273	167,642	91,991	—	264,906
Intercompany payable	—	—	758,752	—	(758,752)	—
Accrued liabilities	—	62,458	102,093	54,680	(22,889)	196,342

Total current liabilities	—	70,081	1,030,706	182,782	(817,641)	465,928
Long-term debt, excluding current portion	—	611,337	19,315	86,102	(84,924)	631,830
Other noncurrent liabilities	—	13,041	57,229	20,812	—	91,082
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	—	694,459	1,107,250	289,696	(902,565)	1,188,840
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	393,904	393,904	—	—	(393,904)	393,904
Retained earnings	73,981	73,981	41,511	10,910	(126,402)	73,981
Accumulated other comprehensive income	32,955	32,955	(334)	32,685	(65,306)	32,955

Total stockholder’s equity	500,840	500,840	41,179	118,595	(660,614)	500,840

Total liabilities and stockholder’s equity	$500,840	$1,195,299	$1,148,429	$408,291	$(1,563,179)	$1,689,680

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS

	Combined Predecessor Entity
	ConAgra Red Meat Business
	Thirteen Weeks Ended August 25, 2002

	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$—	$1,828,818	$440,974	$(129,359)	$2,140,433
Cost of goods sold	—	—	1,756,285	438,147	(129,359)	2,065,073

Gross profit	—	—	72,533	2,827	—	75,360
Selling, general and administrative	—	—	23,793	3,026	—	26,819
Corporate allocations	—	—	11,860	2,473	—	14,333

	—	—	35,653	5,499	—	41,152
Income (loss) before income taxes	—	—	36,880	(2,672)	—	34,208
Income tax expense (benefit)	—	—	13,822	(1,664)	—	12,158

Income before equity in earnings of unconsolidated subsidiaries	—	—	23,058	(1,008)	—	22,050
Equity in earnings of unconsolidated subsidiaries	—	—	(7,591)	—	7,591	—

Net income (loss)	$—	$—	$15,467	$(1,008)	$7,591	$22,050

	Consolidated S&C Holdco 3, Inc and Subsidiaries
	Thirteen Weeks Ended August 24, 2003

	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$—	$2,140,931	$387,363	$(47,903)	$2,480,391
Cost of goods sold	—	—	2,037,261	384,454	(47,903)	2,373,812

Gross profit	—	—	103,670	2,909	—	106,579
Selling, general and administrative	—	43	26,725	4,763	—	31,531
Translation (gains) losses	—	(1)	(46)	594	—	547
Interest expense (income)	—	(3,099)	19,158	4,669	—	20,728

	—	(3,057)	45,837	10,026	—	52,806
Income (loss) before income taxes	—	3,057	57,833	(7,117)	—	53,773
Income tax expense (benefit)	—	1,085	20,520	(2,527)	—	19,078

Income before equity in earnings of unconsolidated subsidiaries	—	1,972	37,313	(4,590)	—	34,695
Equity in earnings of unconsolidated subsidiaries	34,695	32,723	—	—	(67,418)	—

Net income (loss)	$34,695	$34,695	$37,313	$(4,590)	$(67,418)	$34,695

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Combined Predecessor Entity
	ConAgra Red Meat Business

	Thirteen Weeks Ended August 25, 2002

	(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net cash flows used in operating activities	$—	$—	$(20,841)	$(5,257)	$7,060	$(19,038)

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(3,977)	(594)	—	(4,571)
Notes receivable and other items	—	—	1,117	5,189	—	6,306

Net cash flows provided by (used in) investing activities	—	—	(2,860)	4,595	—	1,735

Cash flows from financing activities:
Payments of long-term debt	—	—	(5,000)	(8,123)	—	(13,123)
Net investments and advances	—	—	28,699	8,594	(7,060)	30,233

Net cash flows provided by financing activities	—	—	23,699	471	(7,060)	17,110

Net change in cash and cash equivalents	—	—	(2)	(191)	—	(193)

Cash and cash equivalents, beginning of period	—	—	—	8,643	—	8,643

Cash and cash equivalents, end of period	$—	$—	$(2)	$8,452	$—	$8,450

	Consolidated S&C Holdco 3, Inc and Subsidiaries
	Thirteen Weeks Ended August 24, 2003

	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net cash flows provided by (used in) operating activities	$—	$23,514	$37,923	$(15,181)	$6,000	$52,256

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(21,585)	(1,138)	—	(22,723)
Proceeds from sales of property, plant and equipment	—	—	1,416	32	—	1,448

Net cash flows used in investing activities	—	—	(20,169)	(1,106)	—	(21,275)

Cash flows from financing activities:
Proceeds from debt issuance	—	12,365	—	6,000	(6,000)	12,365
Payments of long-term debt	—	(529)	(536)	—	—	(1,065)
Change in overdraft balances	—	(11,431)	1,845	13,020	—	3,434
Net investments and advances/(distributions)	—	17,961	(19,324)	1,363	—	—

Net cash flows provided by (used in) financing activities	—	18,366	(18,015)	20,383	(6,000)	14,734

Effect of exchange rates on cash	—	—	—	(115)	—	(115)

Net change in cash and cash equivalents	—	41,880	(261)	3,981	—	45,600

Cash and cash equivalents, beginning of period	—	53,695	4,432	6,812	—	64,939

Cash and cash equivalents, end of period	$—	$95,575	$4,171	$10,793	$—	$110,539

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans, and strategies or anticipated events, and similar statements concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live cattle, hogs, raw materials and supplies, food safety, livestock disease, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, compliance with covenants of loan agreements, the cost of compliance with environmental and health standards, adverse results from on-going litigation and the actions of domestic and foreign governments. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of Swift Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 22, 2003 and which should be read in conjunction with this report.

Where you can find more information

     We maintain an internet web site at www.swiftbrands.com. The information on this site does not form a part of this Form 10-Q. Our Form 10-Q may be inspected, without charge, at the offices of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such materials may also be obtained by mail at prescribed rates from the Public Reference Room of the Securities and Exchange Commission at that address. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Copies of such materials may also be obtained from the web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

     Historically, the domestic cattle feeding operations were wholly owned by ConAgra Beef Company. Substantially all of the sales from those operations were made to our domestic beef processing facilities. For the thirteen weeks ended August 24, 2003, the domestic cattle feeding operations provided approximately 15% of the cattle processed by our domestic beef processing operations. The domestic cattle feeding operations consist of five feedlots that feed over 900,000 cattle annually. In a related transaction, a subsidiary of Swift Foods Company acquired the domestic cattle feeding operations that were historically included in the domestic beef business. In connection with the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations under which it will continue to supply cattle to Swift Beef consistent with past practices.

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

Results of Operations

     Accounting principles generally accepted in the United States of America require our operating results prior to the Transaction to be reported as the results of the Predecessor Entity for periods prior to September 19, 2002 in the financial statements. Our operating results subsequent to the Transaction are presented as the Successor’s results in the financial statements and include the thirteen weeks ended August 24, 2003.

     The financial results for periods prior to September 19, 2002 reflect the results of all of the historical operations of the ConAgra Red Meat Business, including the results of ConAgra Foods’ domestic beef and pork businesses, the domestic cattle feeding operations, Australia Meat Holding Pty. Ltd., Weld Insurance Company and other related entities which have historically been operated as an integrated business. We refer to the ConAgra Red Meat Business collectively as the “Predecessor Entity.” In the Transaction, we acquired ConAgra Foods’ domestic beef and pork processing businesses and its Australian beef business. We refer to these businesses collectively as the “Acquired Business.” The financial results for periods on or after September 19, 2002 reflect only the operations of the Acquired Business.

Thirteen weeks ended August 24, 2003 compared to thirteen weeks ended August 25, 2002 (Predecessor Entity basis).

     The information presented below for the thirteen weeks ended August 24, 2003 compared to the thirteen weeks ended August 25, 2002 (Predecessor Entity basis) is derived from comparing the historical financial statements of the Predecessor Entity ConAgra Red Meat Business for the thirteen weeks ended August 25, 2002 to the results of the Acquired Business for the thirteen weeks ended August 24, 2003.

     Net Sales. Net sales for the Acquired Business for the thirteen weeks ended August 24, 2003 increased $340.0 million, or 15.9%, as compared to the thirteen weeks ended August 25, 2002 for the Predecessor Entity, primarily reflecting higher selling prices coupled with higher sales volumes for Swift Beef and Pork, as well as higher prices on lower volumes for Swift Australia. Industry-wide US boxed beef selling prices per pound during the thirteen weeks ended August 24, 2003 were at a 15 year high. In addition, average AUD to USD translation rates increased approximately 19.6% from the comparative thirteen weeks of the prior fiscal year.

     Cost of Goods Sold. Cost of goods sold increased $308.7 million, or 15.0%, for the thirteen weeks ended August 24, 2003 as compared to the thirteen weeks ended August 25, 2002 for the Predecessor Entity. Current period results are impacted by higher cattle and hog prices on increased volumes in the US partially offset by lower volumes in Australia, as well as higher insurance costs and becoming a stand-alone company. US Beef live cattle costs during the thirteen weeks ended August 24, 2003 averaged 20.7% higher than during the corresponding period of the prior fiscal year driven by abnormally high market conditions with industry–wide statistics posting prices above the most recent 15 year average.

     Gross margin percentages. Gross margin percentages (gross profit as a percent of net sales) were 4.3% for the thirteen weeks ended August 24, 2003 as compared to 3.5% for the prior thirteen weeks (Predecessor Entity basis). The increase in gross margin percentage primarily reflects higher selling prices coupled with higher sales volumes.

     Selling, General and Administrative. Selling, general and administrative expenses were $31.5 million for the thirteen weeks ended August 24, 2003 as compared to $26.8 million for the thirteen weeks ended August 25, 2002 for the Predecessor Entity. These expenses increased by $4.7 million primarily reflecting increases in labor, facilities, professional services, and costs associated with becoming a stand-alone company.

     Corporate Allocations/Interest Expense. Corporate allocations for the thirteen weeks ended August 25, 2002 were $14.3 million. No corporate allocations were recorded subsequent to the Transaction date of September 19, 2002, although payments to our prior owner in accordance with the Transition Services Agreement during the thirteen weeks ended August 24, 2003 totaled $1.0 million. Interest expense for the thirteen weeks ended August 24, 2003 was $20.7 million, which includes a $3.1 million loss in fair value of a fixed to variable rate interest rate swap. For more information see the “Liquidity and Capital Resources” discussion.

     Other Items. Our operating results were impacted by a translation loss of $0.5 million related to losses on U.S. dollar denominated borrowings with Swift Australia, which averaged $33.0 million during the quarter.

     Income Taxes. For the thirteen weeks ended August 25, 2002 and August 24, 2003, our effective tax rate was approximately 35.5%. As we are no longer a division of our previous parent company, we must file separate consolidated tax returns for the Acquired Business and the parent entities on a stand-alone basis. .

Segment Results

The following table presents segment results for the thirteen weeks ended (in thousands):

	ConAgra Red	S&C Holdco 3, Inc.
	Meat Business	and Subsidiaries
	Thirteen Weeks Ended	Thirteen Weeks Ended
	August 25, 2002	August 24, 2003

Net Sales
Swift Beef	$1,444,726	$1,694,729
Swift Pork	384,093	446,195
Swift Australia	271,199	387,348
Corporate, Other and Eliminations	40,415	(47,881)

Total	$2,140,433	$2,480,391

Depreciation and Amortization (a)
Swift Beef	$9,502	$13,398
Swift Pork	3,604	5,086
Swift Australia	2,799	4,388
Corporate, Other and Eliminations	910	19

Total	$16,815	$22,891

Operating Income (Loss) Before Other Items(b)
Swift Beef	$43,631	$62,111
Swift Pork	5,108	14,663
Swift Australia	10,220	(1,920)
Corporate, Other and Eliminations	(10,418)	194

Total	48,541	75,048

Corporate allocations	(14,333)	—
Translation gains(losses)	—	(547)
Interest expense	—	(20,728)

Total Income Before Income Taxes	$34,208	$53,773

(a)	Depreciation and amortization amounts above include bond discount accretion and debt issuance cost amortization for Swift Beef of $1.1 million, for Swift Pork of $0.6 million, and for Swift Australia of $0.5 million for the thirteen weeks ended August 24, 2003. These amounts are included in interest expense in our Statement of Earnings.

(b)	Other items include corporate allocations prior to the Transaction and include translation gains and losses and interest expense subsequent to the Transaction.

Swift Beef

     Net Sales. Net sales of Swift Beef were $1,694.7 million for the thirteen weeks ended August 24, 2003 compared to $1,444.7 million for the thirteen weeks ended August 25, 2002 (Predecessor Entity basis). The sales increase of $250.0 million, or 17.3%, reflects higher selling prices on nominally higher sales volumes reflecting growth in our international and foodservice channels as well as improvement in general market conditions. Industry-wide US boxed beef selling prices per pound during the thirteen weeks ended August 24, 2003 were at a 15 year high.

     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $13.4 million for the thirteen weeks ended August 24, 2003 compared to $9.5 million for the months ended August 25, 2002 (Predecessor Entity basis). The increase of $3.9 million, or 41.0%, resulted primarily from the increase in the depreciable asset base due to the Transaction, and the recording of amortization of related debt issuance costs.

     Operating Income. Operating income of Swift Beef was $62.1 million for the thirteen weeks ended August 24, 2003 compared to $43.6 million for the thirteen weeks ended August 25, 2002 (Predecessor Entity basis). The increase of $18.5 million, or 42.4%, reflected increased beef sales driven by growth in international and foodservice channels, improved product optimization and general market conditions, partially offset by higher cattle costs and increased labor and other production related costs (including packaging and utilities). US Beef live cattle costs during the thirteen weeks ended August 24, 2003 averaged 20.7% higher than during the corresponding period of the prior fiscal year driven by abnormally high market conditions with industry–wide statistics posting prices above the most recent 15 year average.

     Gross margin percentages (gross profit as a percent of net sales) were 4.7% for the current thirteen weeks and 4.3% for the prior thirteen weeks (Predecessor Entity basis). The gross margin increase is a result of the above mentioned growth in international and foodservice channels and general market conditions.

Swift Pork

     Net Sales. Net sales of Swift Pork were $446.2 million for the thirteen weeks ended August 24 , 2003 compared to $384.1 million for the thirteen weeks ended August 25, 2002 (Predecessor Entity basis). The increase of $62.1 million, or 16.2%, reflected a 2% increase in sales volume on higher average selling prices per pound.

     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $5.1 million for the thirteen weeks ended August 24, 2003 compared to $3.6 million for the thirteen weeks ended August 25, 2002 (Predecessor Entity basis). The increase of $1.5 million, or 41.1%, resulted primarily from the increase in the depreciable asset base due to the Transaction, and the recording of amortization of related debt issuance costs.

     Operating Income. Operating income of Swift Pork was $14.7 million for the thirteen weeks ended August 24, 2003 compared to $5.1 million for the thirteen weeks ended August 25, 2002 (Predecessor Entity basis). The increase of $9.6 million, or 187.1%, reflected an increase in the spread between selling price and raw material cost per pound partially offset by increased raw material costs and higher variable plant costs (including packaging, transportation costs for finished goods and overhead).

     Gross margin percentages (gross profit as a percent of net sales) were 5.2% for the current thirteen weeks and 2.9% for the prior thirteen weeks (Predecessor Entity basis).

Swift Australia

     Net Sales. Net sales of Swift Australia were $387.3 million for the thirteen weeks ended August 24, 2003 compared to $271.2 million for the thirteen weeks ended August 25, 2002 (Predecessor Entity basis). The increase of $116.1 million, or 42.8%, resulted from an increase in sales prices achieved under current market conditions where selling prices have remained high. In addition, the Australian dollar to US dollar exchange rate increased an average 19.6% between the two periods.

     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $4.4 million for the thirteen weeks ended August 24, 2003 compared to $2.8 million for the thirteen weeks ended August 25, 2002 (Predecessor Entity basis). The increase of $1.6 million, or 56.8%, resulted primarily from the increase in the depreciable asset base due to the Transaction, and the recording of amortization of related debt issuance costs compounded by the effects of foreign exchange rates on the current period amounts. The Australian dollar to US dollar exchange rate increased an average 19.6% between the two periods.

     Operating Loss. Operating loss of Swift Australia was $1.9 million for the thirteen weeks ended August 24, 2003 compared to operating income of $10.2 million for the thirteen weeks ended August 25, 2002 (Predecessor Entity basis). The decrease of $12.1 million, or 118.8%, resulted from an increase in livestock prices partially offset by higher selling prices combined with increased selling and general and administrative expenses associated with becoming a stand-alone company (such as insurance). The Australian beef processing industry has struggled under difficult conditions during the thirteen weeks ended August 24, 2003. Australian cattle producing areas have not received rain in sufficient volume to break the drought conditions. Carcass weights have been lower (approximately 5% lower than in prior year), but contrary to normal trends in such dry conditions, cattle prices have remained high, supported primarily by demand and sustained processor competition for cattle numbers. Australian trade with Japan has been adversely affected by the tariff on chilled beef imports being increased from 38.5% to 50% effective August 1, 2003. In addition, the Australian dollar to US dollar exchange rate increased an average 19.6% between the two periods.

     Gross margin percentages (gross profit as a percent of net sales) decreased to 0.6% for the current thirteen weeks versus 4.7% for the prior thirteen weeks (Predecessor Entity basis) largely due to higher livestock costs.

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

Internal Sources of Liquidity

     For the thirteen weeks ended August 25, 2002, we used $0.2 million in cash. During the thirteen weeks ended August 24, 2003, we generated $45.6 million of cash, which is the net impact of $52.4 million provided by operations, $21.4 million used in investing activities, $14.7 million provided by financing activities and $0.1 million attributable to changes in foreign exchange rates.

     Cash used in operating activities totaled $19.0 million for the thirteen weeks ended August 25, 2002 (Predecessor Entity basis) and cash provided by operating activities totaled $52.4 million for the thirteen weeks ended August 24, 2003 for the Acquired Business. The increased amount of cash generated from operating activities was primarily a result of our lower use of trade working capital (accounts receivable plus inventory, less accounts payable and accrued expenses) during the current thirteen week period as compared to our use of trade working capital during the same period in the prior year. Cash flows from operating activities for the thirteen weeks ended August 25, 2002 were also impacted by changes in working capital related to Businesses Not Acquired of ($5.2) million.

     Cash provided by investing activities totaled $1.7 million for the thirteen weeks ended August 25, 2002 (Predecessor Entity basis) and cash used in investing activities totaled $21.4 million for the thirteen weeks ended August 24, 2003 for the Acquired Business. The decrease from prior year is a result of higher capital expenditures.

     Cash provided by financing activities totaled $17.1 million for the thirteen weeks ended August 25, 2002 (Predecessor Entity basis), as compared to $14.7 million for the thirteen weeks ended August 24, 2003 for the Acquired Business. The decrease in cash provided by financing activities is a result of our increased cash generated from operations, thereby reducing our requirement for financing.

External Sources of Liquidity

     Our primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue our business strategy. To finance our working capital needs, we utilize cash flow from operations and borrow from our existing revolving credit facility. We are currently in compliance with the financial covenants in our senior credit facilities.

     We have in place a short-term revolving credit facility of $350.0 million, of which $244.5 million was available for borrowing as of August 24, 2003 (expiring in September 2007) with major domestic and international banks. The interest rates for the revolving credit facility vary based on currency denominations and borrowing rates of our lenders.

     At August 24, 2003, we had $636.5 million of total debt outstanding as compared to $624.3 million as of May 25, 2003.

     Our current debt structure is secured by substantially all of our current assets, including inventory and accounts receivable, as well as all of our property, plants and equipment. As a result, our future liquidity is dependent on maintaining adequate cash flows from operations as well as maintaining the credit quality of our underlying accounts receivable balances. Although not anticipated by our management, deterioration of the credit quality of our accounts receivable could impact our ability to borrow under our revolving credit facility.

     We believe that available borrowings under our senior credit facilities, available cash and internally generated funds will be sufficient to support our working capital, maintenance capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.

     In addition, we have hog purchase contracts which require the purchase of a minimum of approximately 26.4 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices.

Bank Covenant Compliance

     Our senior credit facilities’ financial covenants are based on Adjusted EBITDA as defined in the senior credit facilities. These financial covenants require us to comply with certain ratios calculated using Adjusted EBITDA and determine our ability to meet future debt service, incur additional indebtedness or capital expenditures and assess our working capital requirements. In particular, these financial covenants currently require us not to:

•	exceed a maximum leverage ratio of 4.2x;

•	fall below a minimum interest coverage ratio of 2.5x; and

•	fall below a minimum fixed charge ratio of 1.05.

     Our leverage ratio, interest coverage ratio and fixed charge coverage ratio are to be calculated each fiscal quarter based on the latest twelve month financial data.

     The calculated ratios for the latest twelve months (“LTM”) ended August 24, 2003 as follows:

		Latest Twelve
		Months
		Ended
		August 24,
		2003(d)

Leverage Ratio:
Consolidated Debt/		$636,510
Adjusted EBITDA(a)	÷	$238,066

		=2.67x
Interest Coverage Ratio:
Adjusted EBITDA(a)/		$238,066
Consolidated Interest Expense	÷	$61,893

		=3.85x
Fixed Charge Ratio:
Fixed Charge Numerator(b)/		$127,626
Fixed Charge Denominator(c)	÷	$65,285

		=1.95x

(a)	The term “Adjusted EBITDA” is a defined term in our senior credit facilities. Adjusted EBITDA is calculated by adding to EBITDA certain items of income and expense. Amounts required to be added back to EBITDA to arrive at Adjusted EBITDA, as defined, for the LTM period presented above include: retiree pension plan not assumed, elimination of historical corporate allocation, the impact of mark-to-market accounting from certain derivative contracts, the impact of non-cash predecessor entity stock option expense recognized, and the deduction for certain standalone incremental costs.

(b)	The numerator for the fixed charge ratio is calculated as defined in our senior credit facilities as: Adjusted EBITDA, less capital expenditures for the preceding four quarters, less total federal income tax liability payable.

(c)	The denominator for the fixed charge ratio is calculated as defined in our senior credit facilities using estimated amounts of annualized consolidated interest expense, plus an annualized principal amount of consolidated financial covenant debt due, plus annualized cash dividends, plus other annualized restricted payments. The terms “annualized consolidated interest expense” and “consolidated financial covenant debt” are defined in our senior credit facilities, filed as Exhibit 10.1 to our Annual Report on Form 10-K.

Critical Accounting Policies

     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the 249 days ended May 25, 2003. We have made no changes to those policies during the thirteen weeks ended August 24, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

     The principal market risks affecting our business are exposures related to changes in commodity prices, foreign exchange rates and interest rates. We attempt to mitigate these exposures by entering into various hedging transactions, which are intended to decrease the volatility of earnings and cash flows associated with the changes in the applicable rates and prices.

     The following table provides the fair value of our open derivative instruments (in thousands):

	May 25, 2003	August 24, 2003

Fair Value:
Cattle and hogs	$799	$6,640
Energy	2,381	(507)
Foreign currency	982	408
Interest rate swap	—	(3,336)

Total	$4,162	$3,205

•	Fair value for cattle and hogs was determined using the quoted fair value and was based on our net derivative fair value by commodity.

•	Fair value of energy was determined by using quoted market prices, if available, and was based on our net derivative fair value by commodity.

•	Fair value of foreign currency was determined using quoted market prices and was based on the net derivative fair value.

•	Fair value of the interest rate swap was determined using the quoted market price.

Commodity Risk

     We require various raw materials in our operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. We consider these raw materials generally available from a number of different sources and believe we can obtain them to meet our requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. We generally hedge these commodities when and to the extent management determines conditions are appropriate. While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.

     We reflect commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of earnings as a component of costs of goods sold upon change in fair value. Generally, we hedge a portion of our anticipated consumption of commodity inputs for periods of up to 12 months. We may enter into longer-term derivatives on particular commodities if deemed appropriate.

Cattle and Hogs

     We purchase cattle and hogs for use in our processing businesses. The commodity price risk associated with these activities can be hedged by selling or buying the underlying commodity, or by using an appropriate commodity derivative instrument. We typically utilize exchange-traded futures and options as well as non-exchange-traded derivatives, in which case we monitor the amount of associated counterparty credit risk. We also enter into live cattle forward purchase contracts in order to establish margins on sales we have agreed to make, but have not yet delivered upon. These contracts do not qualify for hedge accounting under SFAS No. 133. Accordingly, changes in the market values of these contracts are recognized immediately as unrealized income or expense in the statement of earnings each period as fluctuations in the fair value of the contracts change with the change in the underlying value of the commodity. As we deliver on our sales and the related live cattle forward contracts are closed, the unrealized income or expense is reversed and the actual transaction is realized. Therefore, on any given day, our reported operating results can be impacted from the non-cash gain or loss due to the accounting for these contracts.

     As of August 24, 2003, we had firm contracts to purchase approximately 35% of our anticipated need for cattle and hogs, and we had derivative positions for approximately 1% of our anticipated need for cattle and hogs.

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

     Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. As of August 24, 2003, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we had hedge positions for approximately 58% of our annual needs for natural gas.

Foreign Exchange Risk

     Transactions denominated in a currency other than an entity’s functional currency are generally hedged to reduce market risk. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging foreign currency risk in sales of finished goods, future settlement of foreign denominated assets and liabilities and firm commitments.

     Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.

Interest Rate Risk

     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks.

     During July 2003 we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statement of earnings. The net decrease in fair value of $3.1 million associated with the change in market value for the current period is recorded within interest expense on the statement of earnings. We can not provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.

Sensitivity Analysis

     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the fair value of applicable commodity prices, foreign exchange rates and interest rates and excludes the underlying items that are being hedged.

	May 25, 2003	August 24, 2003

	(in thousands)	(in thousands)
Fair Value:
Cattle and hogs	$799	$6,640
Energy	2,381	(507)
Foreign currency	982	408
Interest rate swap	—	(3,336)

Total	$4,162	$3,205

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$(2,737)	$740
Energy	1,038	(2,244)
Foreign currency	884	367
Interest rate swap	—	(4,670)

Total	$(815)	$(5,807)

ITEM 4. CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. As of August 24, 2003, we had substantially completed our separation of certain back office accounting, treasury and financial reporting functions from our former parent, including the implementation of a new accounting package. This process included establishment of policies and procedures and an independent, stand-alone control environment. No significant changes were made to our internal controls or in other factors that have materially affected or are reasonably likely to materially affect these controls during our most recent fiscal year. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For information regarding legal proceedings, see Note 5, “Legal Proceedings” to our consolidated financial statements included in Part 1- Item 1 of this Form 10-Q.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (1)
3.2	Bylaws of S&C Holdco 3, Inc. (2)
31.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003.

(B)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated August 27, 2003, pursuant to Item 12 of Form 8-K with respect to an announcement of earnings for the year ended May 25, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S & C HOLDCO 3, INC.

By:	/s/ JOHN N. SIMONS, Jr.

John N. Simons, Jr. Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ DANNY C. HERRON

Danny C. Herron Chief Financial Officer, Executive Vice President — Finance & Controls (Principal Financial and Accounting Officer)

Date:  October 3, 2003