Form 10-Q
period 2003-11-23
S&C HOLDCO 3 INC
filed 2004-01-06
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-100717-06

S&C Holdco 3, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	81-0557245 (IRS Employer Identification No.)

1770 Promontory Circle, Greeley, CO (Address of principal executive offices)	80634 (Zip Code)

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

     There is no market for the Registrant’s common stock. As of January 1, 2004, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM 10-Q
November 23, 2003

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 25, 2003	November 23, 2003

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,939	$112,083
Trade accounts receivable, net	280,264	326,632
Accounts receivable from related parties (Note 4)	34,553	32,746
Inventories	464,463	533,268
Other current assets	23,830	36,209

Total current assets	868,049	1,040,938
Property, plant and equipment, net	609,475	619,622
Goodwill	66,717	69,383
Other intangibles, net	38,204	35,356
Other assets	38,018	36,742

Total assets	$1,620,463	$1,802,041

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4,307	$4,727
Accounts payable	275,834	280,315
Accounts payable to related parties (Note 4)	15,156	14,586
Accrued liabilities	142,179	234,065

Total current liabilities	437,476	533,693
Long-term debt, excluding current portion	619,946	631,382
Other non-current liabilities	92,185	96,856

Total liabilities	1,149,607	1,261,931
Commitments and contingencies
Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 25, 2003 and November 23, 2003	—	—
Additional paid-in capital	393,377	394,182
Retained earnings	39,286	89,359
Accumulated other comprehensive income	38,193	56,569

Total stockholder’s equity	470,856	540,110

	$1,620,463	$1,802,041

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Combined

	Predecessor Entity

	ConAgra Red Meat Business

	Twenty-Four Days
	From	115 Days From
	August 26, 2002	May 27, 2002
	Through	Through
	September 18, 2002	September 18, 2002

Net sales (Note 4)	$552,016	$2,692,450
Cost of goods sold (Note 4)	544,346	2,609,419

Gross profit	7,670	83,031

Selling, general and administrative	10,081	36,900
Corporate allocations: Selling, general and administrative	941	4,509
Corporate allocations: Finance charges/interest and financing expense	2,839	13,604

Total expenses	13,861	55,013

Income (loss) before income taxes	(6,191)	28,018
Income tax expense (benefit)	(2,556)	9,602

Net income (loss)	$(3,635)	$18,416

	Consolidated

	S&C Holdco 3, Inc. and Subsidiaries

	Sixty-Seven Days From
	September 19, 2002		Twenty-Six Weeks
	Through	Thirteen Weeks Ended	Ended
	November 24, 2002	November 23, 2003	November 23, 2003

Net sales (Note 4)	$1,532,527	$2,538,289	$5,018,680
Cost of goods sold (Note 4)	1,474,902	2,462,383	4,836,195

Gross profit	57,625	75,906	182,485

Selling, general and administrative	21,804	36,180	67,711
Translation (gains) losses	(4,206)	710	1,257
Interest expense	13,591	15,155	35,883

Total expenses	31,189	52,045	104,851

Income before income taxes	26,436	23,861	77,634
Income tax expense	9,105	8,483	27,561

Net income	$17,331	$15,378	$50,073

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Combined

	Predecessor Entity	Consolidated
	ConAgra Red Meat
	Business	S&C Holdco 3, Inc. and Subsidiaries

		Sixty-Seven Days
	115 Days From May	From September 19,	Twenty-Six Weeks
	27, 2002 Through	2002 Through	Ended
	September 18, 2002	November 24, 2002	November 23, 2003

Cash flows from operating activities:
Net income	$18,416	$17,331	$50,073
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	21,442	13,208	39,395
Amortization of intangibles, debt issuance costs and accretion of bond discount	130	1,118	7,240
Stock-based compensation	—	443	805
Other noncash items	—	(1,652)	217
Change in assets and liabilities	(37,660)	2,731	(27,076)

Net cash flows provided by operating activities	2,328	33,179	70,654

Cash flows from investing activities:
Net additions to property, plant and equipment	(8,842)	(11,256)	(36,267)
Proceeds from sales of property, plant and equipment	—	—	1,550
Purchase of acquired businesses, net of cash acquired	—	(793,500)	—
Notes receivable and other items	1,348	—	—

Net cash flows used in investing activities	(7,494)	(804,756)	(34,717)

Cash flows from financing activities:
Proceeds from debt issuance	261,890	681,985	12,365
Payments of long-term debt	(13,123)	(51,106)	(2,195)
Change in overdraft balances	—	58,000	275
Issuance of common stock	—	160,000	—
Debt issuance costs	—	(37,000)	—
Net investments and advances	(239,564)	—	—

Net cash flows provided by financing activities	9,203	811,879	10,445

Effect of exchange rates on cash	—	—	762
Net change in cash and cash equivalents	4,037	40,302	47,144

Cash and cash equivalents, beginning of period	8,643	34,622	64,939

Cash and cash equivalents, end of period	$12,680	$74,924	$112,083

Non-cash investing and financing activities:
Capital lease	—	—	$382

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

     Swift Operating conducts its domestic beef and pork processing businesses through Swift Beef Company (“Swift Beef”) and Swift Pork Company (“Swift Pork”) and its Australian beef business through Australia Meat Holdings Pty. Ltd. (“Swift Australia”). Swift Operating operates six beef processing facilities, three pork processing facilities, one lamb processing facility and one value-added facility in the United States and four beef processing facilities and four feed lots in Australia. Swift Operating’s facilities are strategically located to access raw materials in a cost-effective manner and to service our global customer base.

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

     On September 19, 2002, HMTF Rawhide, L.P. (the “Purchaser”) acquired a 54% interest in the United States beef, pork and lamb processing business and the Australian beef business of ConAgra Foods Inc. (the “Transaction”) excluding (i) ConAgra Beef Company’s cattle feeding operations (the “domestic cattle feeding operations”) and (ii) Weld Insurance Company, Inc., Monfort Finance Company, Inc., and Monfort Construction Company. Subsequent to the Transaction, the Purchaser retained approximately 54%, ConAgra Foods owns approximately 45%, and management of Swift Foods owns approximately 1% of Swift Foods Company. Swift Foods Company (“Swift Foods”) owns 100% of the outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the outstanding common stock of Swift Holdings, which in turn owns 100% of the outstanding common stock of Swift Operating. The entities that were historically operated by ConAgra Foods as an integrated business, which include the domestic cattle feeding operations and other assets and insignificant businesses that were not acquired and liabilities that were not assumed in the Transaction, are referred to as the “ConAgra Red Meat Business” or the “Predecessor Entity”. Those entities and operations within the ConAgra Red Meat Business that were actually acquired in the Transaction and which are being operated by Swift Operating and its subsidiaries are referred to as the “Acquired Business” or “Successor.”

     Accounting principles generally accepted in the United States of America require the ConAgra Red Meat Business’ operating results prior to the Transaction to be reported as the results of the Predecessor Entity for periods prior to September 19, 2002 in the historical financial statements. Swift Operating’s operating results subsequent to the Transaction are presented as the Successor’s results in the financial statements and include the sixty-seven days ended November 24, 2002 and the thirteen and twenty-six weeks ended November 23, 2003.

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

  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentations.

  Recently Issued Accounting Pronouncements

     In May 2003, the Emerging Issues Task Force (“EITF”) published EITF Issue No. 01-08, Determining Whether an Arrangement Is a Lease. EITF Issue No. 01-08 addresses how to determine whether an arrangement contains a lease that is within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases. EITF Issue No. 01-08 should be applied to (a) arrangements agreed to or committed to, if earlier, after the beginning of an entity’s next reporting period beginning after May 28, 2003, (b) arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003, and (c) arrangements acquired in business combinations initiated after the beginning of an entity’s next reporting period beginning after May 28, 2003. Swift Operating is currently in the process of evaluating the impact of this Issue.

     In May 2003, the EITF published Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF Issue No. 02-16 addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. The Issue provides accounting guidance on how a vendor should characterize consideration given to a customer, and when to recognize and how to measure that consideration in its income statement. Swift Operating has adopted the guidance in this Issue as it applies to its vendor relationships. The application of this Issue did not have a material impact on Swift Operating’s consolidated financial statements or disclosures.

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities, (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued additional guidance clarifying the provisions of FIN 46. The revised guidelines of the interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003 and will become applicable for Swift Operating in the fourth quarter of fiscal 2005 for variable interest entities created before December 31, 2003. A variable interest entity is an entity that has: (1) an insufficient amount of equity to absorb the entity’s losses; (2) equity owners that do not have voting rights; or (3) equity that does not absorb the entity’s losses or residual returns. FIN 46 requires a variable interest entity to be consolidated by its primary beneficiary, which is the company that is subject to a majority of the risk of loss from the entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. FIN 46 requires current disclosure of the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity. Swift Operating believes it is reasonably possible that the domestic cattle feeding business with which Swift Operating has a Live Cattle Supply Agreement (see Note 4), could be deemed a variable interest entity under the recently revised rules. Swift Operating’s maximum exposure to loss, if any, is not expected to be material. Swift Operating believes that adoption of FIN 46 will not have a material impact on its results of operations or financial position.

  Inventories

     The components of inventories, net of reserves, are as follows (in thousands):

	May 25, 2003	November 23, 2003

Livestock	$57,503	$74,184
Product inventories:
Work in progress	38,620	46,993
Finished goods	338,974	385,379
Supplies	29,366	26,712

	$464,463	$533,268

  Property, plant and equipment

     Property, plant and equipment are comprised of the following (in thousands):

	May 25, 2003	November 23, 2003

Land	$10,972	$11,481
Buildings, machinery and equipment	568,093	596,034
Property and equipment under capital lease	21,515	22,029
Furniture, fixtures, office equipment and other	36,593	48,769
Construction in progress	25,318	31,198

	662,491	709,511
Less accumulated depreciation	(53,016)	(89,889)

	$609,475	$619,622

  Goodwill and other intangible assets

     Following is a rollforward of goodwill by segment for the twenty-six weeks ended November 23, 2003 (in thousands):

		Write-offs/	Translation
	May 25, 2003	Impairments	Gains/(Losses)	November 23, 2003

Swift Beef	$16,857	$—	$—	$16,857
Swift Pork	21,765	—	—	21,765
Swift Australia	28,095	—	2,666	30,761

Total	$66,717	$—	$2,666	$69,383

     Other identifiable intangible assets as of May 25, 2003 and November 23, 2003 are as follows (in thousands):

	May 25,2003			November 23, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizing intangible assets:
Patents	$3,782	$(277)	$3,505	$3,782	$(483)	$3,299
Preferred Supplier Agreement	28,202	(1,070)	27,132	28,202	(3,209)	24,993
Live Cattle Supply Agreement	1,482	(235)	1,247	1,482	(706)	776
Water Right Agreements	6,320	—	6,320	6,320	(32)	6,288

Total amortizing intangibles	$39,786	$(1,582)	$38,204	$39,786	$(4,430)	$35,356

For the 115 days ended September 18, 2002, the sixty-seven days ended November 24, 2002 and the thirteen and twenty-six weeks ended November 23, 2003, Swift Operating recognized $0.2 million, $0.1 million, $1.4 million and $2.8 million of amortization expense, respectively.

     Based on amortizing assets recognized in Swift Operating’s balance sheet as of November 23, 2003, amortization expense for each of the next five fiscal years is estimated as follows (in thousands):

2004	$2,958
2005	5,042
2006	4,755
2007	4,755
2008	4,755

  SFAS 141 Pro Forma Information

     The unaudited pro forma information presented below (in thousands) assumes the Transaction took place at the beginning of the period presented and includes the effect of amortization of identified intangibles and transaction costs from that date. The period presented is comprised of the financial results of the Predecessor Entity after deducting the results of the businesses not acquired for the 115 day period from May 27, 2002 through September 18, 2002 plus the financial results of the Acquired Business for the sixty-seven day period from September 19, 2002 through November 24, 2002. This information is presented under the provisions of SFAS No. 141, Business Combinations, for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the Transaction taken place at the beginning of the periods presented.

	Pro Forma	Pro Forma
	(unaudited)	(unaudited)
	Twenty-Six Weeks	Thirteen Weeks
	Ended	Ended
	November 24, 2002	November 24, 2002

Statement of Earnings Data:
Net sales	$4,173,450	$2,072,901
Cost of goods sold	4,015,807	1,999,967

Gross profit	157,643	72,934

Selling, general and administrative expense	59,882	32,565
Translation gains	(4,206)	(4,206)
Corporate allocations: selling, general and administrative expense	3,634	758
Interest expense	34,966	17,433

Total expenses	94,276	46,550

Income before income taxes	63,367	26,384
Income tax expense	23,098	9,466

Net income	$40,269	$16,918

  Overdraft Balances

     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statements of cash flows, if material. As of May 25, 2003 and November 23, 2003, bank overdrafts included in trade accounts payable were $120.0 million and $120.3 million, respectively.

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

  Comprehensive Income

     The components of comprehensive income for the periods indicated below are as follows (in thousands):

	Combined

	Predecessor Entity		Consolidated

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

	Twenty-Four Days		Sixty-Seven Days
	From August 26,	115 Days From May	From September 19,		Twenty-Six Weeks
	2002 Through	27, 2002 Through	2002 Through	Thirteen Weeks Ended	Ended
	September 18, 2002	September 18, 2002	November 24, 2002	November 23, 2003	November 23, 2003

Net income (loss)	$(3,635)	$18,416	$17,331	$15,378	$50,073
Other comprehensive income Derivative adjustment, net of tax	(2,601)	12	42	52	(2,603)
Foreign currency translation adjustment, net of tax	2,613	(1,529)	8,822	23,562	20,979

Total comprehensive income (loss)	$(3,623)	$16,899	$26,195	$38,992	$68,449

     The above derivative adjustments are net of tax of immaterial amounts for the sixty-seven days from September 19, 2002 through November 24, 2002 and the thirteen weeks ended November 23, 2003 and $1.6 million for the twenty-six weeks ended November 23, 2003. The above foreign currency translation adjustments are net of tax of $0 million, $0 million and $0.9 million for the sixty-seven days from September 19, 2002 through November 24, 2002 and the thirteen and twenty-six weeks ended November 23, 2003, respectively.

  Stock-Based Compensation

     Swift Operating accounts for the Swift Foods stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost related to stock options is reflected in net income, as all options granted have an exercise price equal to or above the market value of the underlying common stock of Swift Foods on the date of grant. If Swift Operating had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense, net of income tax, of approximately $51 thousand and $68 thousand would have been recorded for the thirteen and twenty-six weeks ended November 23, 2003, respectively.

     Had compensation expense been recorded in accordance with SFAS No. 123, net income would have been as follows (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	November 23, 2003	November 23, 2003

Net income:
As reported	$15,378	$50,073
Pro forma	$15,327	$50,005

NOTE 2. DERIVATIVE FINANCIAL INSTRUMENTS

     Swift Operating is exposed to market risk, such as changes in commodity prices, foreign currency exchange rates and interest rate risk. To manage volatility associated with these exposures, Swift Operating may enter into various derivative transactions pursuant to established policies. Derivatives that qualify and are designated for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are measured at fair value and reported as a component of other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Hedges that do not qualify, or are not designated for hedge accounting, are measured at fair value and the gain or loss is recognized currently into earnings.

     The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 25, 2003 and November 23, 2003, the fair value of derivatives recognized within other current assets was $4.4 million and $7.7 million, respectively. The fair value of derivatives recognized within accrued liabilities was $0.3 million and $5.8 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the thirteen weeks ended November 23, 2003, Swift Operating recognized in interest expense an increase in fair value, net of interest income, of $2.6 million. For the twenty-six weeks ended November 23, 2003, Swift Operating recognized in interest expense a decrease in fair value, net of interest income, of $0.6 million. At November 23, 2003, the fair value of the interest rate swap recognized within accrued liabilities was $1.2 million.

     As of May 25, 2003 and November 23, 2003, the net deferred amount of derivative gains and losses recognized in accumulated other comprehensive income was a $2.3 million net of tax gain and a $0.3 million net of tax loss, respectively. Swift Operating anticipates losses of $0.3 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

     Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond its control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of November 23, 2003, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through November 2004. As of November 23, 2003, Swift Operating had derivative positions in place covering approximately 3% and 26% of its anticipated need for livestock and natural gas, respectively.

NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS

     The major components of debt are as follows (in thousands):

	May 25,	November 23,
	2003	2003

Short-term debt :
Revolving credit facility	$—	$—
Current portion of long-term debt (term loan)	2,000	2,000
Current portion of installment notes payable	1,283	1,657
Current portion of capital lease obligations	1,024	1,070

Current portion of long-term debt	4,307	4,727

Long-term debt:
Term loan facility, net of current portion	197,000	196,000
Senior notes, net of unamortized discount	252,228	253,474
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	658	11,896
Long-term capital lease obligations	20,060	20,012

Long-term debt, less current portion	619,946	631,382

Total debt	$624,253	$636,109

     As of November 23, 2003, Swift Operating had approximately $198.0 million of secured debt outstanding, approximately $27.4 million of outstanding letters of credit, and approximately $269.7 million of availability under its revolving credit facility. The remaining $52.9 million under the revolving credit facility was not immediately available for borrowings due to borrowing base limitations.

     A summary of the components of interest expense is presented below (in thousands):

	Sixty-Seven Days	Thirteen Weeks	Twenty-Six Weeks
	Ended	Ended November 23,	Ended
	November 24, 2002	2003	November 23, 2003

Interest on:
Revolving credit facility	$1,337	$1,397	$2,552
Term loan facility (approximately 5.0%, 4.4% and 4.4%)	1,987	2,180	4,417
Senior notes (10.125% rate)	4,981	6,757	13,625
Senior subordinated notes (12.50% rate)	3,442	4,672	9,334
Capital lease interest	273	451	903
Other miscellaneous interest charges	—	126	186
Interest rate swap	—	(2,580)	554
Amortization of deferred financing costs	1,113	1,602	3,186
Amortization of original issue discount	458	621	1,245
Less: Capitalized interest	—	(71)	(119)

Total interest expense	$13,591	$15,155	$35,883

     Financial Covenants – Swift Operating’s senior credit facilities contain financial covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters. For more information on Swift Operating’s financial covenants please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bank Covenant Compliance.”

NOTE 4. RELATED PARTY TRANSACTIONS

     Historically, ConAgra Foods’ executive, finance, tax and other corporate departments performed certain administrative and other services for the Predecessor Entity. Expenses incurred by ConAgra Foods and allocated to the Predecessor Entity were determined based on specific services being provided or were allocated based on ConAgra Foods’ investment in the Predecessor Entity in proportion to ConAgra Foods’ total investment in its subsidiaries. In addition, ConAgra Foods charged the Predecessor Entity finance charges on ConAgra Foods’ investment in the company and net intercompany advances. Management believes that such expense allocations were reasonable. Corporate allocations include allocated selling, general and administrative expenses of approximately $4.5 million for the 115 days ended September 18, 2002, and allocated finance charges of approximately $13.6 million for the same period. ConAgra Foods also historically paid certain direct expenses on the Predecessor Entity’s behalf and charged it directly for these expenses. Such expenses, which are included in selling, general and administrative expenses, were $2.9 million for the 115 days ended September 18, 2002.

     Purchases and Sales with ConAgra Foods — The Predecessor Entity historically entered into transactions in the normal course of business with affiliates of ConAgra Foods that are not part of the Acquired Business. In connection with the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods. Net sales to these parties, which are included in net sales in the statements of earnings, were $129.6 million for the sixty-seven days from September 19, 2002 through November 24, 2002 and $200.2 million and $376.2 million for the thirteen and twenty-six weeks ended November 23, 2003, respectively. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in the statements of earnings, were $141.5 million for the sixty-seven days from September 19, 2002 through November 24, 2002 and $265.0 million and $534.6 million for the thirteen and twenty-six weeks ended November 23, 2003, respectively. These amounts include purchases made under the Live Cattle Supply Agreement. Within Swift Operating’s May 25, 2003 and November 23, 2003 balance sheets are balances due to ConAgra Foods affiliates of $15.1 million and $14.6 million, respectively, and balances due from ConAgra Foods affiliates of $34.5 million and $32.7 million, respectively. These balances include any payable or receivable related to the Live Cattle Supply Agreement and the By-Products Marketing Agreement.

     Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly and $0.6 million is included in selling, general and administrative expense for each of the thirteen weeks ended August 24, 2003 and November 23, 2003.

     Transition Services Agreement — At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into a one-year transition services agreement (“Transition Services Agreement”) with ConAgra Foods pursuant to which, among other things, ConAgra Foods provided certain transition services, including information technology, accounting, risk management, market research and product brokerage services, to Swift Operating and Swift Operating provided certain transition services, including information technology, purchasing and human resources services to ConAgra Foods. The parties agreed, during the term, to use their commercially reasonable efforts to locate third party service providers to replace the services provided under the Transition Services Agreement. Payments received from ConAgra Foods for services Swift Operating provided under this agreement for the thirteen weeks ended November 23, 2003 were $0.1 million. For this same period, Swift Operating did not pay any amounts to ConAgra Foods for services provided to it under this agreement. Such amounts, if paid, are included in cost of goods sold and selling, general and administrative expenses in the accompanying statements of earnings. This agreement terminated on September 20, 2003.

     Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and the entity that operates the domestic cattle feeding operations acquired from ConAgra Foods entered into a live cattle supply agreement (“Cattle Supply Agreement”) pursuant to which Swift Beef purchases all of the cattle produced by the domestic cattle feeding operations from such entity for processing at facilities owned by Swift Beef. The parties meet periodically, but no less frequently than every 90 days, to determine the quantities of cattle to be supplied under the agreement, prices are based on current spot (market) prices for live cattle. The Cattle Supply Agreement will terminate on the date of termination of the credit facility for the domestic cattle feeding operations, which will be the earlier of 24 months after the Transaction or the disposition of the domestic cattle feeding operations, unless extended in accordance with the Cattle Supply Agreement for an additional year. For the thirteen and twenty-six weeks ended November 23, 2003, Swift Beef paid $255.2 million and $514.0 million, respectively, under this agreement, which amount is included in cost of goods sold in the statements of earnings.

     By-Products Marketing Agreement — On October 8, 2003, Swift Operating entered into a by-products marketing agreement (the “Marketing Agreement”) with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating sells to CTG certain by-products resulting from its processing of cattle and hogs in its US operations at prices in accordance with the agreement. The term of the agreement commenced May 26, 2003 and will terminate on May 31, 2005. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased based on a sliding scale. The May 25, 2003 and November 23, 2003 balance sheets included approximately $1.0 million and $1.6 million in receivables from CTG, respectively.

     On October 8, 2003, Swift Operating entered into a separate agreement for by-products marketing of its Australian operations with CTG pursuant to which Swift Operating sells certain by-products resulting from its processing of cattle at prices in accordance with the agreement. In addition, Swift Operating received the right to continue utilizing the existing business name “CTG Rendered Products” for by-products in Australia and New Zealand. The term of the agreement commenced May 26, 2003 and will terminate on May 31, 2005. Swift Australia had approximately $0.8 million and $0.2 million on the balance sheet payable to CTG at May 25, 2003 and November 23, 2003.

NOTE 5. LEGAL PROCEEDINGS

     On May 10, 2002, a lawsuit was filed against ConAgra Foods, Inc. and ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company) in the United States District Court for the District of Nebraska seeking certification of a class of all persons who have sold fed cattle to ConAgra Foods for cash, or on a basis affected by the cash price for fed cattle, during the period in which claims may be maintained pursuant to the applicable statute of limitations. The case was originally filed by two named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate exceeds 15,000. The complaint alleges that ConAgra Foods, in violation of the Packers and Stockyards Act of 1921, has used its market power and alleged use of captive supplies of fed cattle to reduce the prices paid to cattle producers. The plaintiffs seek declaratory relief, unspecified compensatory damages, attorneys’ fees and expenses and injunctive relief. On December 4, 2002, the complaint was amended to substitute two corporate entities for one of the individual plaintiffs. On December 16, 2002, the plaintiffs moved for class certification. ConAgra Foods has answered the amended complaint and discovery is under way. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating, or certain of its affiliates, that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities. Swift Operating believes that the defendants have acted properly and lawfully in their dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies (SFAS No. 5), Swift Operating has not established a loss accrual associated with this claim.

     On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek unspecified damages, or alternatively, restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. No class has yet been certified in this action. ConAgra Foods has answered the amended complaint and discovery will soon be underway. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Swift Operating has not established a loss accrual associated with this claim.

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

     Corporate and Other — This line item includes certain expenses not directly attributable to the reportable segments. In Predecessor Entity periods, this line also includes the domestic cattle feeding operations which were excluded from the Transaction.

     The following table presents segment results for the twenty-four and 115 days ended September 18, 2002, the sixty-seven days ended November 24, 2003 and the thirteen and twenty-six weeks ended November 23, 2003 (in thousands):

	Predecessor Entity

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

	Twenty-Four Days		Sixty-Seven Days		Twenty-Six Weeks
	Ended	115 Days Ended	Ended	Thirteen Weeks Ended	Ended
	September 18, 2002	September 18, 2002	November 24, 2002	November 23, 2003	November 23, 2003

Net Sales
Swift Beef	$366,521	$1,811,247	$1,022,224	$1,676,854	$3,376,641
Swift Pork	94,719	478,812	291,034	477,086	917,829
Swift Australia	79,326	350,525	222,620	384,377	724,215
Corporate and Other	11,450	51,866	(3,351)	(28)	(5)

Total	$552,016	$2,692,450	$1,532,527	$2,538,289	$5,018,680

Depreciation and Amortization (a)
Swift Beef	$2,734	$12,236	$8,990	$13,864	$27,262
Swift Pork	1,029	4,633	3,002	5,093	10,179
Swift Australia	732	3,531	2,671	4,487	8,875
Corporate and Other	262	1,172	(337)	300	319

Total	$4,757	$21,572	$14,326	$23,744	$46,635

Operating Income (Loss) Before Other Items (b)
Swift Beef	$(1,811)	$41,820	$10,810	$8,305	$70,416
Swift Pork	3,953	9,061	13,983	32,146	46,809
Swift Australia	4,709	14,929	11,338	(315)	(2,235)
Corporate and Other	(9,262)	(19,679)	(310)	(410)	(216)

Total	(2,411)	46,131	35,821	39,726	114,774

Corporate allocations	(3,780)	(18,113)	—	—	—
Translation gains (losses)	—	—	4,206	(710)	(1,257)
Interest expense	—	—	(13,591)	(15,155)	(35,883)

Total Income (Loss) Before Income Taxes	$(6,191)	$28,018	$26,436	$23,861	$77,634

(a)	Depreciation and amortization amounts above include bond discount accretion and debt issuance cost amortization for Swift Beef of $1.0 million and $2.1 million, for Swift Pork of $0.6 million and $1.2 million, and for Swift Australia of $0.6 million and $1.1 million for the thirteen and twenty-six weeks ended November 23, 2003. These amounts are included in interest expense in the statements of earnings.

(b)	Other items include corporate allocations prior to the Transaction and include translation gains and losses and interest expense subsequent to the Transaction.

     Total assets by segment are as follows (in thousands):

	May 25, 2003	November 23, 2003

Total Assets
Swift Beef	$843,213	$878,986
Swift Pork	257,409	276,101
Swift Australia	403,414	487,362
Corporate, Other and Eliminations	116,427	159,592

Total	$1,620,463	$1,802,041

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

     The following condensed financial statements set forth Swift Operating’s balance sheets as of May 25, 2003 and November 23, 2003, and the Predecessor Entity’s and Swift Operating’s statements of earnings and cash flows for the twenty-four and 115 days ended September 18, 2002, the sixty-seven days ended November 24, 2002 and the thirteen and twenty-six weeks ended November 23, 2003. Effective with the date of the Transaction, the senior notes and the senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information for pre- and post- Transaction periods is presented under the following column headings: Parent Guarantor (for periods subsequent to formation), Issuer (for periods subsequent to formation), Subsidiary Guarantors and Subsidiary Non-Guarantors. For pre-Transaction periods, “Subsidiary Non-Guarantors” includes (i) the domestic cattle feeding operations, (ii) the businesses not acquired in the Transaction and (iii) the foreign subsidiaries of the Predecessor Entity which were acquired in the Transaction and renamed. Swift Holdings and Swift Operating were formed on May 29, 2002. For post-Transaction periods, “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of the Predecessor Entity which were acquired in the Transaction and renamed, which entities include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.

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

     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction, for the thirteen and twenty-six weeks ended November 23, 2003, an amount of $3.3 million and $6.4 million, respectively, was reflected as interest expense of the Subsidiary Non-Guarantors and interest income of Swift Operating in the accompanying statements of earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MAY 25, 2003
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$53,695	$4,432	$6,812	$—	$64,939
Accounts receivables, net	—	31,983	229,572	85,823	(32,561)	314,817
Inventories	—	—	345,208	119,255	—	464,463
Other current assets	—	7,768	13,452	2,610	—	23,830

Total current assets	—	93,446	592,664	214,500	(32,561)	868,049
Property, plant and equipment, net	—	—	456,336	153,139	—	609,475
Intercompany receivable	—	770,501	—	7,170	(777,671)	—
Goodwill	—	—	38,620	28,097	—	66,717
Other intangibles, net	—	28,379	9,825	—	—	38,204
Other assets	—	112,217	3,177	7,548	(84,924)	38,018
Net investment and advances in subsidiaries	470,856	132,300	—	—	(603,156)	—

Total assets	$470,856	$1,136,843	$1,100,622	$410,454	$(1,498,312)	$1,620,463

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,000	$2,188	$30,119	$(30,000)	$4,307
Accounts payable	—	9,435	186,591	94,964	—	290,990
Intercompany payable	—	—	777,671	—	(777,671)	—
Accrued liabilities	—	42,282	50,240	52,218	(2,561)	142,179

Total current liabilities	—	53,717	1,016,690	177,301	(810,232)	437,476
Long-term debt, excluding current portion	—	599,229	19,882	85,759	(84,924)	619,946
Other noncurrent liabilities	—	13,041	58,332	20,812	—	92,185
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	—	665,987	1,094,904	283,872	(895,156)	1,149,607
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	393,377	393,377	—	—	(393,377)	393,377
Retained earnings	39,286	39,286	4,198	15,500	(58,984)	39,286
Accumulated other comprehensive income	38,193	38,193	1,518	36,082	(75,793)	38,193

Total stockholder’s equity	470,856	470,856	5,718	126,582	(603,156)	470,856

Total liabilities and stockholder’s equity	$470,856	$1,136,843	$1,100,622	$410,454	$(1,498,312)	$1,620,463

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
November 23, 2003
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$85,242	$17,416	$9,425	$—	$112,083
Accounts receivables, net	—	53,641	245,503	114,065	(53,831)	359,378
Inventories	—	—	382,560	150,708	—	533,268
Other current assets	—	7,379	17,394	11,436	—	36,209

Total current assets	—	146,262	662,873	285,634	(53,831)	1,040,938
Property, plant and equipment, net	—	—	456,385	163,237	—	619,622
Intercompany receivable	—	769,466	—	791	(770,257)	—
Goodwill	—	—	38,620	30,763	—	69,383
Other intangibles, net	—	25,769	9,587	—	—	35,356
Other assets	—	109,644	3,080	8,942	(84,924)	36,742
Net investment and advances in subsidiaries	540,110	196,334	—	—	(736,444)	—

Total assets	$540,110	$1,247,475	$1,170,545	$489,367	$(1,645,456)	$1,802,041

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,352	$2,250	$51,996	$(51,871)	$4,727
Accounts payable	—	32,151	152,568	110,182	—	294,901
Intercompany payable	—	—	770,257	—	(770,257)	—
Accrued liabilities	—	48,730	110,892	76,403	(1,960)	234,065

Total current liabilities	—	83,233	1,035,967	238,581	(824,088)	533,693
Long-term debt, excluding current portion	—	611,370	18,741	86,195	(84,924)	631,382
Other noncurrent liabilities	—	12,762	58,103	25,991	—	96,856
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	—	707,365	1,112,811	350,767	(909,012)	1,261,931
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	394,182	394,182	—	—	(394,182)	394,182
Retained earnings	89,359	89,359	58,752	6,883	(154,994)	89,359
Accumulated other comprehensive income	56,569	56,569	(1,020)	56,717	(112,266)	56,569

Total stockholder’s equity	540,110	540,110	57,734	138,600	(736,444)	540,110

Total liabilities and stockholder’s equity	$540,110	$1,247,475	$1,170,545	$489,367	$(1,645,456)	$1,802,041

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS

	Combined Predecessor Entity
	ConAgra Red Meat Business
	Twenty-Four Days Ended September 18, 2002

	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$—	$461,242	$146,848	$(56,074)	$552,016
Cost of goods sold	—	—	449,327	151,093	(56,074)	544,346

Gross profit(loss)	—	—	11,915	(4,245)	—	7,670
Selling, general and administrative	—	—	9,044	1,037	—	10,081
Corporate allocations	—	—	2,935	845	—	3,780

	—	—	11,979	1,882	—	13,861
Income (loss) before income taxes	—	—	(64)	(6,127)	—	(6,191)
Income tax expense (benefit)	—	—	(36)	(2,520)	—	(2,556)

Income before equity in earnings of unconsolidated subsidiaries	—	—	(28)	(3,607)	—	(3,635)
Equity in earnings of unconsolidated subsidiaries	—	—	(5,903)	—	5,903	—

Net income (loss)	$—	$—	$(5,931)	$(3,607)	$5,903	$(3,635)

	Combined Predecessor Entity
	ConAgra Red Meat Business
	115 Days Ended September 18, 2002

	(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$—	$2,290,060	$587,822	$(185,432)	$2,692,450
Cost of goods sold	—	—	2,205,612	589,239	(185,432)	2,609,419

Gross profit(loss)	—	—	84,448	(1,417)	—	83,031
Selling, general and administrative	—	—	33,567	3,333	—	36,900
Corporate allocations	—	—	14,066	4,047	—	18,113

	—	—	47,633	7,380	—	55,013
Income (loss) before income taxes	—	—	36,815	(8,797)	—	28,018
Income tax expense (benefit)	—	—	13,717	(4,115)	—	9,602

Income before equity in earnings of unconsolidated subsidiaries	—	—	23,098	(4,682)	—	18,416
Equity in earnings of unconsolidated subsidiaries	—	—	(13,494)	—	13,494	—

Net income (loss)	$—	$—	$9,604	$(4,682)	$13,494	$18,416

	Consolidated S&C Holdco 3, Inc. and Subsidiaries
	Sixty-Seven Days Ended November 24, 2002

	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$—	$1,313,141	$222,683	$(3,297)	$1,532,527
Cost of goods sold	—	—	1,269,032	209,167	(3,297)	1,474,902

Gross profit	—	—	44,109	13,516	—	57,625
Selling, general and administrative	—	469	19,325	2,010	—	21,804
Translation (gains) losses	—	—	—	(4,206)	—	(4,206)
Interest & financing expenses	—	1,568	8,902	3,121	—	13,591

	—	2,037	28,227	925	—	31,189
Income (loss) before income taxes	—	(2,037)	15,882	12,591	—	26,436
Income tax expense (benefit)	—	(702)	5,564	4,243	—	9,105

Income before equity in earnings of unconsolidated subsidiaries	—	(1,335)	10,318	8,348	—	17,331
Equity in earnings of unconsolidated subsidiaries	17,331	18,666	—	—	(35,997)	—

Net income (loss)	$17,331	$17,331	$10,318	$8,348	$(35,997)	$17,331

	Consolidated S&C Holdco 3, Inc. and Subsidiaries
	Thirteen Weeks Ended November 23, 2003

	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$42	$2,153,944	$384,303	$—	$2,538,289
Cost of goods sold	—	—	2,083,854	378,529	—	2,462,383

Gross profit	—	42	70,090	5,774	—	75,906
Selling, general and administrative	—	(43)	29,836	6,387	—	36,180
Translation (gains) losses	—	1	417	292	—	710
Interest expense (income)	—	(3,257)	14,125	4,287	—	15,155

	—	(3,299)	44,378	10,966	—	52,045
Income (loss) before income taxes	—	3,341	25,712	(5,192)	—	23,861
Income tax expense (benefit)	—	1,177	8,471	(1,165)	—	8,483

Income before equity in earnings of unconsolidated subsidiaries	—	2,164	17,241	(4,027)	—	15,378
Equity in earnings of unconsolidated subsidiaries	15,378	13,214	—	—	(28,592)	—

Net income (loss)	$15,378	$15,378	$17,241	$(4,027)	$(28,592)	$15,378

	Consolidated S&C Holdco 3, Inc. and Subsidiaries
	Twenty-Six Weeks Ended November 23, 2003

	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net sales	$—	$42	$4,294,481	$724,157	$—	$5,018,680
Cost of goods sold	—	—	4,120,721	715,474	—	4,836,195

Gross profit	—	42	173,760	8,683	—	182,485
Selling, general and administrative	—	—	56,561	11,150	—	67,711
Translation (gains) losses	—	—	371	886	—	1,257
Interest expense (income)	—	(6,356)	33,283	8,956	—	35,883

	—	(6,356)	90,215	20,992	—	104,851
Income (loss) before income taxes	—	6,398	83,545	(12,309)	—	77,634
Income tax expense (benefit)	—	2,262	28,991	(3,692)	—	27,561

Income before equity in earnings of unconsolidated subsidiaries	—	4,136	54,554	(8,617)	—	50,073
Equity in earnings of unconsolidated subsidiaries	50,073	45,937	—	—	(96,010)	—

Net income (loss)	$50,073	$50,073	$54,554	$(8,617)	$(96,010)	$50,073

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Combined Predecessor Entity
	ConAgra Red Meat Business
	115 Days Ended September 18, 2002

	(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net cash flows provided by (used in) operating activities	$—	$—	$(657)	$(4,075)	$7,060	$2,328

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(7,860)	(982)	—	(8,842)
Notes receivable and other items	—	—	—	1,348	—	1,348

Net cash flows provided by (used in) investing activities	—	—	(7,860)	366	—	(7,494)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	—	261,890	—	261,890
Payments of long-term debt	—	—	(5,000)	(8,123)	—	(13,123)
Net investments and advances	—	—	13,517	(246,021)	(7,060)	(239,564)

Net cash flows provided by financing activities	—	—	8,517	7,746	(7,060)	9,203

Net change in cash and cash equivalents	—	—	—	4,037	—	4,037

Cash and cash equivalents, beginning of period	—	—	—	8,643	—	8,643

Cash and cash equivalents, end of period	$—	$—	$—	$12,680	$—	$12,680

	Consolidated S&C Holdco 3, Inc. and Subsidiaries
	Sixty-Seven Days Ended November 24, 2002

	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net cash flows provided by operating activities	$—	$3,394	$12,050	$17,735	$—	$33,179

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(6,604)	(4,652)	—	(11,256)
Acquisition of acquired business	—	(644,645)	—	(223,855)	75,000	(793,500)

Net cash flows used in investing activities	—	(644,645)	(6,604)	(228,507)	75,000	(804,756)

Cash flows from financing activities:
Proceeds from debt issuance	—	497,061	—	184,924	—	681,985
Payments of long-term debt	—	(11,000)	(106)	(40,000)	—	(51,106)
Change in overdraft balances	—	—	58,000	—	—	58,000
Issuance of common stock	—	160,000	—	75,000	(75,000)	160,000
Debt issuance costs	—	(30,000)	—	(7,000)	—	(37,000)
Net investments and advances/(distributions)	—	75,769	(75,284)	(485)	—	—

Net cash flows provided by (used in) financing activities	—	691,830	(17,390)	212,439	(75,000)	811,879

Net change in cash and cash equivalents	—	50,579	(11,944)	1,667	—	40,302

Cash and cash equivalents, beginning of period	—	—	28,251	6,371	—	34,622

Cash and cash equivalents, end of period	$—	$50,579	$16,307	$8,038	$—	$74,924

	Consolidated S&C Holdco 3, Inc. and Subsidiaries
	Twenty-Six Weeks Ended November 23, 2003

	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total

Net cash flows provided by (used in) operating activities	$—	$1,029	$68,021	$(20,267)	$21,871	$70,654

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(32,858)	(3,409)	—	(36,267)
Proceeds from sales of property, plant and equipment	—	—	1,416	134	—	1,550

Net cash flows used in investing activities	—	—	(31,442)	(3,275)	—	(34,717)

Cash flows from financing activities:
Proceeds from debt issuance	—	12,365	—	21,871	(21,871)	12,365
Payments of long-term debt	—	(1,116)	(1,079)	—	—	(2,195)
Change in overdraft balances	—	15,424	(14,683)	(466)	—	275
Net investments and advances/(distributions)	—	3,845	(7,833)	3,988	—	—

Net cash flows provided by (used in) financing activities	—	30,518	(23,595)	25,393	(21,871)	10,445

Effect of exchange rates on cash	—	—	—	762	—	762

Net change in cash and cash equivalents	—	31,547	12,984	2,613	—	47,144

Cash and cash equivalents, beginning of period	—	53,695	4,432	6,812	—	64,939

Cash and cash equivalents, end of period	$—	$85,242	$17,416	$9,425	$—	$112,083

NOTE 8. SUBSEQUENT EVENT

     On December 23, 2003, the USDA reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or BSE) in the United States after performing preliminary tests on a cow slaughtered in Washington. Additional testing of the samples performed in the United Kingdom confirmed the findings on December 25, 2003. Following the announcement, the USDA recalled approximately 10,000 pounds of beef that originated from the Washington slaughter facility, and nearly a dozen countries, including Mexico, Japan, South Korea, Australia, Taiwan, Singapore, Malaysia, Russia and China, have temporarily banned the import of U.S. beef. Mexico, Japan and South Korea are the top three importers of U.S. beef by volume according to the U.S. Meat Export Federation. During fiscal 2003 and the quarter ended November 23, 2003, these three countries collectively accounted for approximately 85% and 87%, respectively, of Swift Operating’s U.S. beef exports, representing 11% and 14% of total worldwide beef sales for these periods. This development did not have any impact on the second quarter fiscal 2004 results as inventory turns within three weeks.

     Swift Operating cannot anticipate the duration of these beef import bans or whether additional countries may impose similar restrictions. In addition, Swift Operating cannot presently assess the full economic impact of this occurrence on the U.S. beef industry or on Swift Operating’s operations. Swift Operating’s revenues and net income may be materially adversely affected in the event previously announced import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

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

Overview

     The ConAgra Red Meat Business was developed through a series of acquisitions made by ConAgra Foods in the late 1980’s and early 1990’s. E.A. Miller Enterprises Inc. and Monfort Inc. were both acquired in 1987 to form the foundation of the current domestic beef company. ConAgra Foods acquired Swift Independent Packing Co. during the late 1980’s in two separate transactions that formed the foundation of the current domestic pork business and expanded the domestic beef business. Finally, the Australian operations were acquired in three separate transactions during the 1990’s. Since the time of the first acquisition, the ConAgra Red Meat Business was operated as a division of ConAgra Foods.

     Historically, the domestic cattle feeding operations were wholly owned by ConAgra Beef Company. Substantially all of the sales from those operations were made to our domestic beef processing facilities. For the thirteen weeks ended November 23, 2003, the domestic cattle feeding operations provided approximately 15% of the cattle processed by our domestic beef processing operations. The domestic cattle feeding operations consist of five feedlots that feed over 900,000 cattle annually. In a related transaction, a subsidiary of Swift Foods acquired the domestic cattle feeding operations that were historically included in the domestic beef business. In connection with the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations under which it will continue to supply cattle to Swift Beef consistent with past practices.

Critical Accounting Policies

     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the 249 days ended May 25, 2003. We have made no changes to those policies during the twenty-six weeks ended November 23, 2003.

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

Results of Operations

     Accounting principles generally accepted in the United States of America require our operating results prior to the Transaction to be reported as the results of the Predecessor Entity for periods prior to September 19, 2002 in the financial statements. Our operating results subsequent to the Transaction are presented as the Successor’s results in the financial statements and include the sixty-seven days ended November 24, 2002 and the thirteen and twenty-six weeks ended November 23, 2003.

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

	115 Days Ended September 18, 2002					Pro Forma

	ConAgra	Elimination	Adjustments		Sixty-Seven Days	Twenty-Six Weeks
	Red Meat	of Businesses	For the		Ended	Ended November 24,
	Business	Not Acquired	Transaction (a)	Total	November 24, 2002	2002

Statement of Earnings Data:
Net sales	$2,692,450	$(51,527)	$—	$2,640,923	$1,532,527	$4,173,450
Cost of goods sold	2,609,419	(70,989)	2,475	2,540,905	1,474,902	4,015,807

Gross profit	83,031	19,462	(2,475)	100,018	57,625	157,643

Selling, general and administrative expense	36,900	(2,095)	3,273	38,078	21,804	59,882
Translation (gains) losses	—	—	—	—	(4,206)	(4,206)
Corporate allocations: Selling, general and administrative expense	4,509	(875)	—	3,634	—	3,634
Corporate allocations: Finance charges/interest and financing expense	13,604	190	(13,794)	—	—	—
Interest expense	—	—	21,375	21,375	13,591	34,966

Total expenses	55,013	(2,780)	10,854	63,087	31,189	94,276

Total income (loss) before income taxes	28,018	22,242	(13,329)	36,931	26,436	63,367
Income tax expense (benefit)	9,602	8,452	(4,061)	13,993	9,105	23,098

Net income (loss)	$18,416	$13,790	$(9,268)	$22,938	$17,331	$40,269

(a)	Adjustments for the Transaction represent certain adjustments and eliminations, such as an adjustment to estimated depreciation expense based on the fair values of assets acquired, amounts payable pursuant to the Monitoring and Oversight Agreement, amortization expense related to the Live Cattle Supply Agreement, the Preferred Supplier Agreement and water right agreements, an elimination of historical allocated corporate financing cost, interest expense as a result of the Transaction and the tax effects of the pro forma adjustments at an estimated statutory tax rate of 38%.

  Twenty-six weeks ended November 23, 2003 compared to twenty-six weeks ended November 24, 2002 (Pro forma).

     The information presented below for the twenty-six weeks ended November 23, 2003 compared to the Pro forma twenty-six weeks ended November 24, 2002 is derived from comparing (1) the unaudited results of the Acquired Business for the twenty-six weeks ended November 23, 2003 to (2) the sum of the unaudited historical financial statements of the Predecessor Entity after deducting the results of the businesses not acquired for the 115 day period from May 27, 2002 through September 18, 2002 and including Pro forma adjustments related to the Transaction, plus the results of the Acquired Business for the sixty-seven day period from September 19, 2002 to November 24, 2002.

     Net Sales. Net sales for the twenty-six weeks ended November 23, 2003 increased $845.2 million, or 20%, as compared to the twenty-six weeks ended November 24, 2002 (Pro forma). The increase in net sales reflects higher selling prices for beef and pork products, a 4% increase in pork volume, and a 4% decrease in beef volume. Net sales prices increased 24% in beef and 15% in pork. The increase in beef net sales prices is a result of higher consumer demand for beef products, primarily as a result of the ban on Canadian cattle imports resulting in limited supply of live cattle and boxed beef. The increase in pork net sales prices is primarily due to the escalating prices of competing protein products, such as beef, which in turn have increased the price of pork products. The prices realized for beef in the second quarter exceeded at least the most recent 15 year high.

     The US ban on importing Canadian boxed beef, not live animals which is still in effect, was lifted in September 2003, however material volumes of Canadian boxed beef were not imported into the US until the later part of the quarter, at which time selling prices and operating margins declined. We believe the decreases were as a result of the benefit received by Canadian meat packers due to lower priced raw materials and the need to sell the large backlog of supply.

     Cost of Goods Sold. Cost of goods sold increased $820.4 million, or 20%, for the twenty-six weeks ended November 23, 2003 compared to the twenty-six weeks ended November 24, 2002 (Pro forma). The increase in cost of goods sold is primarily a result of increased live cattle and hog costs in the current year as compared to the prior year. Live cattle prices were approximately 36% higher for the twenty-six weeks ended November 23, 2003 compared to same period in the prior year.

     Gross Margin Percentage. Gross margin percentage was relatively flat at 3.6% for the twenty-six weeks ended November 23, 2003 compared to 3.8% for the twenty-six weeks ended November 24, 2002 (Pro forma). The slight decrease is a result of higher selling prices more than offset by higher live cattle and hog prices.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were $67.7 million for the twenty-six weeks ended November 23, 2003 compared to $59.9 million for the twenty-six weeks ended November 24, 2002 (Pro forma). The increase of 13% is primarily related to increased expenses incurred as a result of transitioning to a stand-alone company, such as professional fees including audit, tax and information technology and insurance and labor expenses that had been charged as corporate allocations prior to September 18, 2002.

     Corporate Allocations/Interest Expense. Corporate allocations including selling, general and administrative and finance charges/interest and financing expense were $18.1 million for the 115 days ended September 18, 2002. No corporate allocations were recorded subsequent to the Transaction date of September 18, 2002, although payments to our prior owner in accordance with the Transition Services Agreement during the twenty-six weeks ended November 23, 2003 totaled $1.0 million. For more information on this agreement see Note 4 of “Notes to Consolidated Financial Statements.”

     Interest expense was $35.9 million for the twenty-six weeks ended November 23, 2003. For more information on interest expense see Note 3 of “Notes to Consolidated Financial Statements.”

     Other Items. Our operating results were also impacted by a translation loss of $1.3 million for the twenty-six weeks ended November 23, 2003 related to the foreign currency translation impacts of our international businesses, primarily Australia, which increased by 24% between the periods. Our fiscal year ended May 25, 2003 results included a translation gain of $9.0 million related to gains on our U.S. revolving inter-company borrowings. During the second quarter ended November 23, 2003 we entered into a forward contract to hedge this exposure in an effort to mitigate future gains and losses. As a result, expense was recognized relating to the change in fair value of the forward contract. This expense has been recorded in the statement of earnings as an offset to the translation gain recorded on the intercompany borrowing.

     Income Taxes. For the sixty-seven days ended November 24, 2002, our effective tax rate for the Acquired Business was approximately 34.4% as compared to 36.0% for prior periods on a Predecessor Entity basis. For the twenty-six weeks ended November 23, 2003, our effective tax rate was approximately 35.5%. As we are no longer a division of our previous parent company, we must file separate consolidated tax returns for the Acquired Business and the parent entities on a stand-alone basis.

	Twenty-Four Days Ended September 18, 2002					Pro Forma

	ConAgra	Elimination	Adjustments		Sixty-Seven Days	Thirteen
	Red Meat	of Businesses	For the		Ended	Weeks Ended
	Business	Not Acquired	Transaction (a)	Total	November 24, 2002	November 24, 2002

Statement of Earnings Data:
Net sales	$552,016	$(11,642)	$—	$540,374	$1,532,527	$2,072,901
Cost of goods sold	544,346	(20,457)	1,176	525,065	1,474,902	1,999,967

Gross profit	7,670	8,815	(1,176)	15,309	57,625	72,934

Selling, general and administrative expense	10,081	(689)	1,369	10,761	21,804	32,565
Translation (gains) losses	—	—	—	—	(4,206)	(4,206)
Corporate allocations: Selling, general and administrative expense	941	(183)	—	758	—	758
Corporate allocations: Finance charges/interest and financing expense	2,839	40	(2,879)	—	—	—
Interest expense	—	—	3,842	3,842	13,591	17,433

Total expenses	13,861	(832)	2,332	15,361	31,189	46,550

Total Income (Loss) Before Income Taxes	(6,191)	9,647	(3,508)	(52)	26,436	26,384
Income tax expense (benefit)	(2,556)	3,918	(1,001)	361	9,105	9,466

Net income (loss)	$(3,635)	$5,729	$(2,507)	$(413)	$17,331	$16,918

(a)	Adjustments for the Transaction represent certain adjustments and eliminations, such as an adjustment to estimated depreciation expense based on the fair values of assets acquired, amounts payable pursuant to the Monitoring and Oversight Agreement, amortization expense related to the Live Cattle Supply Agreement, the Preferred Supplier Agreement and water right agreements, an elimination of historical allocated corporate financing cost, interest expense as a result of the Transaction and the tax effects of the pro forma adjustments at an estimated statutory tax rate of 38%.

  Thirteen weeks ended November 23, 2003 compared to thirteen weeks ended November 24, 2002 (Pro forma).

     The information presented below for the thirteen weeks ended November 23, 2003 compared to the Pro forma thirteen weeks ended November 24, 2002 is derived from comparing (1) the unaudited results of the Acquired Business for the thirteen weeks ended November 23, 2003 to (2) the sum of the unaudited historical financial statements of the Predecessor Entity after deducting the results of the businesses not acquired for the for the twenty-four day period from August 26, 2002 through September 18, 2002 and including Pro forma adjustments related to the Transaction, plus the results of the Acquired Business for the sixty-seven day period from September 19, 2002 to November 24, 2002.

     Net Sales. Net sales for the thirteen weeks ended November 23, 2003 increased $465.4 million, or 23%, as compared to the thirteen weeks ended November 24, 2002 (Pro forma). The increase in net sales reflects higher selling prices for beef and pork products, a 5% increase in pork volume, and an 8% decrease in beef volume. Net sales prices increased approximately 32% in beef and approximately 17% in pork. The increase in beef net sales prices is a result of higher consumer demand for beef products, as a result of factors such as the ban on Canadian cattle imports resulting in limited supply of live cattle and boxed beef. The increase in pork selling prices is primarily due to the escalating prices of competing protein products such as beef, which in turn increase the price of pork products. The prices realized for beef in the second quarter exceeded at least the most recent 15 year high.

     The US ban on importing Canadian boxed beef, not live animals which is still in effect, was lifted in September 2003, however material volumes of Canadian boxed beef were not imported into the US until the later part of the quarter, at which time selling prices and operating margins declined. We believe the decreases were as a result of the benefit received by Canadian meat packers due to lower priced raw materials and the need to sell the large backlog of supply.

     Cost of Goods Sold. Cost of goods sold increased $462.4 million, or 23%, for the thirteen weeks ended November 23, 2003 as compared to the thirteen weeks ended November 24, 2002 (Pro forma). The increase in cost of goods sold is primarily a result of increased cattle and hog costs.

     Gross Margin Percentage. Gross margin percentages were 3.0% for the thirteen weeks ended November 23, 2003 as compared to 3.5% for the prior thirteen weeks (Pro forma). The decrease is a result of higher selling prices more than offset by higher live cattle and hog prices, on a 5% increase in pork volume and decreased cattle volume of 8%.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were $36.2 million for the thirteen weeks ended November 23, 2003 as compared to $32.6 million for the thirteen weeks ended November 24, 2002 (Pro forma). The increase of 11% is primarily related to increased expenses incurred as a result of transitioning to a stand-alone company, such as professional fees including audit, tax and information technology and insurance and labor expenses that had been charged as corporate allocations prior to September 18, 2002.

     Corporate Allocations/Interest Expense. Corporate allocations included selling, general and administrative and finance charges/interest and financing expense were $3.8 million for the twenty-four days ended September 18, 2002. No corporate allocations were recorded subsequent to Transaction date of September 18, 2002, and no payments were made to our prior owner in accordance with the Transition Services Agreement. For more information on this agreement see Note 4 of “Notes to Consolidated Financial Statements.”

     Interest expense was $15.2 million for the thirteen weeks ended November 23, 2003. For more information on interest expense see Note 3 of “Notes to Consolidated Financial Statements.”

     Other Items. Our operating results were also impacted by a translation loss of $0.7 million for the thirteen weeks ended November 23, 2003 related to the currency impacts of our international businesses, primarily Australia, which increased by 24% between the periods. Our fiscal year ended May 25, 2003 results included a translation gain of $9.0 million related to gains on our U.S. revolving inter-company borrowings. During the second quarter ended November 23, 2003 we entered into a forward contract to hedge this exposure in an effort to mitigate future gains and losses. As a result, expense was recognized relating to the change in fair value of the forward contract. This expense has been recorded in the statement of earnings as an offset to the translation gain recorded on the intercompany borrowing.

     Income Taxes. For the sixty-seven days ended November 24, 2002, our effective tax rate for the Acquired Business was approximately 34.4% as compared to 36.0% for prior periods on a Predecessor Entity basis. For the thirteen weeks ended November 23, 2003, our effective tax rate was approximately 35.5%. As we are no longer a division of our previous parent company, we must file separate consolidated tax returns for the Acquired Business and the parent entities on a stand-alone basis.

Segment Results

     The following table presents segment results for the twenty-six weeks ended November 24, 2002 and November 23, 2003 (in thousands):

	115 Days Ended September 18, 2002					Pro Forma

	ConAgra	Elimination	Adjustments		Sixty-Seven Days	Twenty-Six Weeks	Twenty-Six Weeks
	Red Meat	of Businesses	For the		Ended	Ended November 24,	Ended November 23,
	Business	Not Acquired	Transaction (a)	Total	November 24, 2002	2002	2003

Net Sales
Swift Beef	$1,811,247	$—	$—	$1,811,247	$1,022,224	$2,833,471	$3,376,641
Swift Pork	478,812	—	—	478,812	291,034	769,846	917,829
Swift Australia	350,525	—	—	350,525	222,620	573,145	724,215
Corporate and Other	51,866	(51,527)	—	339	(3,351)	(3,012)	(5)

Total	$2,692,450	$(51,527)	$—	$2,640,923	$1,532,527	$4,173,450	$5,018,680

Depreciation and Amortization
Swift Beef	$12,236	$—	$1,307	$13,543	$8,990	$22,533	$27,262
Swift Pork	4,633	—	750	5,383	3,002	8,385	10,179
Swift Australia	3,531	—	418	3,949	2,671	6,620	8,875
Corporate and Other	1,172	(1,142)	—	30	(337)	(307)	319

Total	$21,572	$(1,142)	$2,475	$22,905	$14,326	$37,231	$46,635

Operating Income (Loss) Before Other Items (b)
Swift Beef	$41,820	$—	$(3,035)	$38,785	$10,810	$49,595	$70,416
Swift Pork	9,061	—	(1,742)	7,319	13,983	21,302	46,809
Swift Australia	14,929	—	(971)	13,958	11,338	25,296	(2,235)
Corporate and Other	(19,679)	21,557	—	1,878	(310)	1,568	(216)

Total	46,131	21,557	(5,748)	61,940	35,821	97,761	114,774

Corporate allocations	(18,113)	685	13,794	(3,634)	—	(3,634)	—
Translation gains (losses)	—	—	—	—	4,206	4,206	(1,257)
Interest expense	—	—	(21,375)	(21,375)	(13,591)	(34,966)	(35,883)

Total Income (Loss) Before Income Taxes	$28,018	$22,242	$(13,329)	$36,931	$26,436	$63,367	$77,634

(a)	Adjustments for the Transaction represent certain adjustments and eliminations, such as an adjustment to estimated depreciation expense based on the fair values of assets acquired, amounts payable pursuant to the Monitoring and Oversight Agreement, amortization expense related to the Live Cattle Supply Agreement, the Preferred Supplier Agreement and water right agreements, an elimination of historical allocated corporate financing cost, interest expense as a result of the Transaction and the tax effects of the pro forma adjustments at an estimated statutory tax rate of 38%.

(b)	Other items include corporate allocations prior to the Transaction; and include translation gains and interest expense subsequent to the Transaction.

  Twenty-six weeks ended November 23, 2003 compared to twenty-six weeks ended November 24, 2002 (Pro forma).

     The information presented below for the twenty-six weeks ended November 23, 2003 compared to the Pro forma twenty-six weeks ended November 24, 2002 is derived from comparing (1) the unaudited results of the Acquired Business for the twenty-six weeks ended November 23, 2003 to (2) the sum of the unaudited historical financial statements of the Predecessor Entity after deducting the results of the businesses not acquired for the 115 day period from May 27, 2002 through September 18, 2002 and including Pro forma adjustments related to the Transaction, plus the results of the Acquired Business for the sixty-seven day period from September 19, 2002 to November 24, 2002.

  Swift Beef

     Net Sales. Net sales of Swift Beef were $3,376.6 million for the twenty-six weeks ended November 23, 2003 compared to $2,833.5 million for the twenty-six weeks ended November 24, 2002 (Pro forma). The increase of $543.1 million, or 19%, reflects approximately 24% higher selling prices on slightly reduced sales volume.

     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $27.3 million for the twenty-six weeks ended November 23, 2003 compared to $22.5 million for the twenty-six weeks ended November 24, 2002 (Pro forma). The increase of $4.8 million, or 21%, resulted primarily from the increase in the depreciable asset base due to the Transaction, and the recording of amortization of related debt issuance costs.

     Operating Income. Operating income of Swift Beef was $70.4 million for the twenty-six weeks ended November 23, 2003 compared to $49.6 million for the twenty-six weeks ended November 24, 2002 (Pro forma). The increase of $20.8 million, or 42%, primarily reflects increased revenue resulting from higher selling prices due in part to the ban on Canadian cattle imports, combined with improved product optimization, improvement in general market conditions that were partially offset by higher cattle costs and increased labor and other production related costs.

     Gross margin percentages were 3.2% for the current twenty-six weeks and 3.5% for the prior twenty-six weeks (Pro forma). The slight decrease in gross margin percentage reflects a reduction in the spread between the gross selling price for finished goods and the raw material cost, as compared to the same period in the prior year. This impact was compounded by an approximately 4% increase in plant operating expenses, principally related to international freight and labor expense as a result of increased focus on food safety.

  Swift Pork

     Net Sales. Net sales of Swift Pork were $917.8 million for the twenty-six weeks ended November 23, 2003 compared to $769.8 million for the twenty-six weeks ended November 24, 2002 (Pro forma). The increase of $148.0 million, or 19%, reflects a 15% increase in selling prices and a 4% increase in sales volume. The higher pork selling prices are primarily due to the escalating prices of competing protein products such as beef, which in turn increase the price of pork products.

     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $10.2 million for the twenty-six weeks ended November 23, 2003 compared to $8.4 million for the twenty-six weeks ended November 24, 2002 (Pro forma). The increase of $1.8 million, or 21%, resulted primarily from the increase in the depreciable asset base due to the Transaction, and the recording of amortization of related debt issuance costs.

     Operating Income. Operating income of Swift Pork was $46.8 million for the twenty-six weeks ended November 23, 2003 compared to $21.3 million for the twenty-six weeks ended November 24, 2002 (Pro forma). The increase of $25.5 million reflects an increase in the spread between selling price and raw material cost per pound.

     Gross margin percentages were 7.1% for the twenty-six weeks ended November 23, 2003 and 3.5% for the prior twenty-six weeks (Pro forma). The increase is a result of an increase in the spread between the gross selling price for finished goods and the raw material cost, some of which are contracted.

  Swift Australia

     Net Sales. Net sales of Swift Australia were $724.2 million for the twenty-six weeks ended November 23, 2003 compared to $573.1 million for the twenty-six weeks ended November 24, 2002 (Pro forma). The increase of $151.1 million, or 26%, reflects a 27% higher selling price and relatively unchanged volumes. The increase in net sales was due to the ongoing drought which reduced cattle supplies significantly and drove increased selling prices. The other major contributor was the Australian dollar to US dollar exchange rate movement of an average 21% between the two periods.

     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $8.9 million for the twenty-six weeks ended November 23, 2003 compared to $6.6 million for the twenty-six weeks ended November 24, 2002 (Pro forma). The increase of $2.3 million, or 35%, resulted from the increase in asset depreciable basis due to the Transaction and the amortization of related debt issuance costs, coupled with the effects of foreign exchange rate differences. The Australian dollar to US dollar exchange rate increased an average 21% between the two periods.

     Operating Loss. Operating loss of Swift Australia was $2.2 million for the twenty-six weeks ended November 23, 2003 compared to operating income of $25.3 million for the twenty-six weeks ended November 24, 2002 (Pro forma). The decrease of $27.5 million, resulted primarily from an increase in livestock prices combined with increased selling and general and administrative expenses associated with becoming a stand-alone company (such as insurance). Drought conditions were experienced throughout most of the half-year but cattle prices remained high, supported primarily by sustained processor competition for cattle. In addition, the Australian dollar to US dollar exchange rate increased an average 21% between the two periods.

     Gross margin percentages decreased to 1.2% for the current twenty-six weeks compared to 5.3% for the prior twenty-six weeks (Pro forma). The decrease was due to higher raw material costs which more than offset the increased selling price.

     The following table presents segment results for the thirteen weeks ended November 24, 2002 and November 23, 2003 (in thousands):

	Twenty-Four Days Ended September 18, 2002					Pro Forma

	ConAgra	Elimination	Adjustments		Sixty-Seven Days	Thirteen Weeks	Thirteen Weeks
	Red Meat	of Businesses	For the		Ended	Ended November 24,	Ended November 23,
	Business	Not Acquired	Transaction (a)	Total	November 24, 2002	2002	2003

Net Sales
Swift Beef	$366,521	$—	$—	$366,521	$1,022,224	$1,388,745	$1,676,854
Swift Pork	94,719	—	—	94,719	291,034	385,753	477,086
Swift Australia	79,326	—	—	79,326	222,620	301,946	384,377
Corporate and Other	11,450	(11,642)	—	(192)	(3,351)	(3,543)	(28)

Total	$552,016	$(11,642)	$—	$540,374	$1,532,527	$2,072,901	$2,538,289

Depreciation and Amortization
Swift Beef	$2,734	$—	$621	$3,355	$8,990	$12,345	$13,864
Swift Pork	1,029	—	356	1,385	3,002	4,387	5,093
Swift Australia	732	—	199	931	2,671	3,602	4,487
Corporate and Other	262	(261)	—	1	(337)	(336)	300

Total	$4,757	$(261)	$1,176	$5,672	$14,326	$19,998	$23,744

Operating Income (Loss) Before Other Items (b)
Swift Beef	$(1,811)	$—	$(1,344)	$(3,155)	$10,810	$7,655	$8,305
Swift Pork	3,953	—	(771)	3,182	13,983	17,165	32,146
Swift Australia	4,709	—	(430)	4,279	11,338	15,617	(315)
Corporate and Other	(9,262)	9,504	—	242	(310)	(68)	(410)

Total	(2,411)	9,504	(2,545)	4,548	35,821	40,369	39,726

Corporate allocations	(3,780)	143	2,879	(758)	—	(758)	—
Translation gains (losses)	—	—	—	—	4,206	4,206	(710)
Interest expense	—	—	(3,842)	(3,842)	(13,591)	(17,433)	(15,155)

Total Income (Loss) Before Income Taxes	$(6,191)	$9,647	$(3,508)	$(52)	$26,436	$26,384	$23,861

(a)	Adjustments for the Transaction represent certain adjustments and eliminations, such as an adjustment to estimated depreciation expense based on the fair values of assets acquired, amounts payable pursuant to the Monitoring and Oversight Agreement, amortization expense related to the Live Cattle Supply Agreement, the Preferred Supplier Agreement and water right agreements, an elimination of historical allocated corporate financing cost, interest expense as a result of the Transaction and the tax effects of the pro forma adjustments at an estimated statutory tax rate of 38%.

(b)	Other items include corporate allocations prior to the Transaction; and include translation gains and interest expense subsequent to the Transaction.

  Thirteen weeks ended November 23, 2003 compared to thirteen weeks ended November 24, 2002 (Pro forma).

     The information presented below for the thirteen weeks ended November 23, 2003 compared to the Pro forma thirteen weeks ended November 24, 2002 is derived from comparing (1) the unaudited results of the Acquired Business for the thirteen weeks ended November 23, 2003 to (2) the sum of the unaudited historical financial statements of the Predecessor Entity after deducting the results of the businesses not acquired for the twenty-four day period from August 26, 2002 through September 18, 2002 and including Pro forma adjustments related to the Transaction, plus the results of the Acquired Business for the sixty-seven day period from September 19, 2002 to November 24, 2002.

  Swift Beef

     Net Sales. Net sales of Swift Beef were $1,676.9 million for the thirteen weeks ended November 23, 2003 compared to $1,388.7 million for the thirteen weeks ended November 24, 2002 (Pro forma). The net sales increase of $288.2 million, or 21%, reflects an approximately 32% increase in sales prices partially offset by reduced volumes of approximately 8%.

     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $13.9 million for the thirteen weeks ended November 23, 2003 compared to $12.3 million for the thirteen weeks ended November 24, 2002 (Pro forma). The increase of $1.6 million, or 13%, resulted primarily from the increase in the depreciable asset base due to the Transaction, and the recording of amortization of related debt issuance costs.

     Operating Income. Operating income of Swift Beef was $8.3 million for the thirteen weeks ended November 23, 2003 compared to $7.7 million for the thirteen weeks ended November 24, 2002 (Pro forma). The increase of $0.6 million, or 8%, is primarily a result of higher selling prices.

     Gross margin percentages were 1.7% for the current thirteen weeks and 2.8% for the prior thirteen weeks (Pro forma). The gross margin decrease reflects a reduction in the spread between the gross selling price for finished goods and the raw material cost, as compared to the same period in the prior year. This impact was compounded by an increase in plant operating expenses, principally related to international freight and labor expense as a result of increased focus on food safety.

  Swift Pork

     Net Sales. Net sales of Swift Pork were $477.1 million for the thirteen weeks ended November 23, 2003 compared to $385.8 million for the thirteen weeks ended November 24, 2002 (Pro forma). The increase of $91.3 million, or 24%, reflects a 17% increase in selling prices and a 5% increase in volume. The higher pork selling prices are primarily due to the escalating prices of competing protein products such as beef, which in turn raise the price of pork products.

     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $5.1 million for the thirteen weeks ended November 23, 2003 compared to $4.4 million for the thirteen weeks ended November 24, 2002 (Pro forma). The increase of $0.7 million, or 16%, resulted primarily from the increase in the depreciable asset base due to the Transaction, and the recording of amortization of related debt issuance costs.

     Operating Income. Operating income of Swift Pork was $32.1 million for the thirteen weeks ended November 23, 2003 compared to $17.2 million for the thirteen weeks ended November 24, 2002 (Pro forma). The increase of $14.9 million, or 87%, reflects an increase in the spread between selling price and raw material cost per pound.

     Gross margin percentages were 8.8% for the current thirteen weeks and 4.2% for the prior thirteen weeks (Pro forma). The increase is a result of an increase in the spread between the gross selling price for finished goods and the raw material cost, some of which are contracted.

  Swift Australia

     Net Sales. Net sales of Swift Australia were $384.4 million for the thirteen weeks ended November 23, 2003 compared to $301.9 million for the thirteen weeks ended November 24, 2002 (Pro forma). The increase in net sales of $82.5 million, or 27%, primarily reflects a 29% increase in sales prices and relatively flat volumes. The increase in net sales was due to the ongoing drought which reduced cattle supplies significantly and drove increased selling prices, and an Australian dollar to US dollar exchange rate movement of an average 24% between the two periods.

     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $4.5 million for the thirteen weeks ended November 23, 2003 compared to $3.6 million for the thirteen weeks ended November 24, 2002 (Pro forma). The increase of $0.9 million, or 25%, resulted in part from the increase in asset depreciable basis due to the Transaction and the amortization of related debt issuance costs for the whole of the current period, coupled with the effects of foreign exchange rate differences. The Australian dollar to US dollar exchange rate increased an average 24% between the two periods.

     Operating Loss. Operating loss of Swift Australia was $0.3 million for the thirteen weeks ended November 23, 2003 compared to operating income of $15.6 million for the thirteen weeks ended November 24, 2002 (Pro forma). The decrease of $15.9 million, is primarily a result of an increase in livestock prices combined with increased selling, general and administrative expenses associated with becoming a stand-alone company (such as insurance). The severe drought conditions continued through most of the second quarter but prices remained high with sustained processor competition for cattle. In addition, the Australian dollar to US dollar exchange rate increased an average 24% between the two periods.

     Gross margin percentages were 1.5% for the current thirteen weeks compared to 5.9% for the prior thirteen weeks (Pro forma). The decrease was due to higher raw material costs which more than offset the increased selling price.

Recent Developments

     On December 23, 2003, the USDA reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or BSE) in the United States after performing preliminary tests on a cow slaughtered in Washington. Additional testing of the samples performed in the United Kingdom confirmed the findings on December 25, 2003. Following the announcement, the USDA recalled approximately 10,000 pounds of beef that originated from the Washington slaughter facility, and nearly a dozen countries, including Mexico, Japan, South Korea, Australia, Taiwan, Singapore, Malaysia, Russia and China, have temporarily banned the import of U.S. beef. Mexico, Japan and South Korea are the top three importers of U.S. beef by volume according to the U.S. Meat Export Federation. During fiscal 2003 and the quarter ended November 23, 2003, these three countries collectively accounted for approximately 85% and 87%, respectively, of our U.S. beef exports, representing 11% and 14% of total worldwide beef sales for these periods. This development did not have any impact on the second quarter fiscal 2004 results as inventory turns within three weeks.

     We cannot anticipate the duration of these beef import bans or whether additional countries may impose similar restrictions. In addition, we cannot presently assess the full economic impact of this occurrence on the U.S. beef industry or on our operations. Our revenues and net income may be materially adversely affected in the event previously announced import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

Liquidity and Capital Resources

     Historically, the ConAgra Red Meat Business’ sources of cash were primarily cash flow from operations and advances received from ConAgra Foods. Subsequent to the closing of the Transaction, our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business and pay our obligations. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our bank facilities. We are no longer able to rely on ConAgra Foods for additional cash funding.

     At any time our accounts payable balance includes an overdraft position as a result of accounts payable checks that have been issued but not yet presented for payment. This overdraft position represents approximately five days of activity. Typically, daily cash collections offset the daily funding of payable checks. For more information on bank overdrafts see Note 1 of the “Notes to Consolidated Financial Statements”.

  Internal Sources of Liquidity

     For the 115 days ended September 18, 2002 and the sixty-seven days ended November 24, 2002, we generated $4.0 million and $40.3 million of cash, respectively. During the twenty-six weeks ended November 23, 2003, we generated $47.1 million of cash, which is the net impact of $70.6 million provided by operations, $34.7 million used in investing activities, $10.4 million provided by financing activities and $0.8 million attributable to changes in foreign exchange rates.

     Cash provided by operating activities totaled $2.3 million for the 115 days ended September 18, 2002 (Predecessor Entity basis) and $33.2 million and $70.6 million, respectively, for the sixty-seven days ended November 24, 2002 and the twenty-six weeks ended November 23, 2003 for the Acquired Business. The increased amount of cash generated from operating activities was primarily a result of our lower use of trade working capital (accounts receivable plus inventory, less accounts payable and accrued expenses) during the current twenty-six week period as compared to our use of trade working capital during the same period in the prior year. Cash flows from operating activities for the 115 days ended September 18, 2002 were also impacted by changes in working capital related to businesses not acquired of ($14.3) million.

     Cash used in investing activities totaled $7.5 million for the 115 days ended September 18, 2002 (Predecessor Entity basis) and $804.8 million and $34.7 million, respectively for the sixty-seven days ended November 24, 2002 and the twenty-six weeks ended November 23, 2003 for the Acquired Business. The decrease from prior year is primarily a result of the purchase of the Acquired Business in the prior year.

     Cash provided by financing activities totaled $9.2 million for the 115 days ended September 18, 2002 (Predecessor Entity basis) as compared to cash provided of $811.9 million and $10.4 million, respectively for the sixty-seven days ended November 24, 2002 and the twenty-six weeks ended November 23, 2003 for the Acquired Business. The decrease in cash provided by financing activities is primarily a result of the purchase of the Acquired Business in the prior year.

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

     We have in place a short-term revolving credit facility of $350.0 million, of which $269.7 million was available for borrowing as of November 23, 2003 (expiring in September 2007) with major domestic and international banks. The interest rates for the revolving credit facility vary based on currency denominations and borrowing rates of our lenders.

     At November 23, 2003, we had $636.1 million of total debt outstanding as compared to $624.3 million as of May 25, 2003.

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

     In addition, we have hog purchase contracts which require the purchase of a minimum of approximately 25.3 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices.

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

     The calculated ratios for the latest twelve months (“LTM”) ended November 23, 2003 are as follows:

		Latest Twelve
		Months
		Ended
		November 23,
		2003 (d)

Leverage Ratio:
Consolidated Debt/		$636,109
Adjusted EBITDA(a)	÷	$236,627

		=2.69	x
Interest Coverage Ratio:
Adjusted EBITDA(a)/		$236,627
Consolidated Interest Expense	÷	$59,425

		=3.98	x
Fixed Charge Ratio:
Fixed Charge Numerator(b)/		$119,238
Fixed Charge Denominator(c)	÷	$63,326

		=1.88	x

(a)	The term “Adjusted EBITDA” is a defined term in our senior credit facilities. Adjusted EBITDA is calculated by adding to EBITDA certain items of income and expense. Amounts required to be added back to EBITDA to arrive at Adjusted EBITDA, as defined, for the LTM period presented above include: retiree pension plan not assumed, elimination of historical corporate allocation, the impact of mark-to-market accounting from certain derivative contracts, the impact of non-cash predecessor entity stock option expense recognized, and the deduction for certain standalone incremental costs.

(b)	The numerator for the fixed charge ratio is calculated as defined in our senior credit facilities as: Adjusted EBITDA, less capital expenditures for the preceding four quarters, less total federal income tax liability payable.

(c)	The denominator for the fixed charge ratio is calculated as defined in our senior credit facilities using estimated amounts of annualized consolidated interest expense, plus an annualized principal amount of consolidated financial covenant debt due, plus annualized cash dividends, plus other annualized restricted payments. The terms “annualized consolidated interest expense” and “consolidated financial covenant debt” are defined in our senior credit facilities, filed as Exhibit 10.1 to our Annual Report on Form 10-K.

(d)	LTM EBITDA includes translation gains for all periods presented. The LTM ended November 23, 2003 includes our gain on business interruption recovery and translation gains.

  Recently Issued Accounting Pronouncements

     In May 2003, the Emerging Issues Task Force (“EITF”) published EITF Issue No. 01-08, Determining Whether an Arrangement Is a Lease. EITF Issue No. 01-08 addresses how to determine whether an arrangement contains a lease that is within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases. EITF Issue No. 01-08 should be applied to (a) arrangements agreed to or committed to, if earlier, after the beginning of an entity’s next reporting period beginning after May 28, 2003, (b) arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003, and (c) arrangements acquired in business combinations initiated after the beginning of an entity’s next reporting period beginning after May 28, 2003. Swift Operating is currently in the process of evaluating the impact of this Issue.

     In May 2003, the EITF published Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF Issue No. 02-16 addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. The Issue provides accounting guidance on how a vendor should characterize consideration given to a customer, and when to recognize and how to measure that consideration in its income statement. Swift Operating has adopted the guidance in this Issue as it applies to its vendor relationships. The application of this Issue did not have a material impact on Swift Operating’s consolidated financial statements or disclosures.

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities, (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued additional guidance clarifying the provisions of FIN 46. The revised guidelines of the interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003 and will become applicable for Swift Operating in the fourth quarter of fiscal 2005 for variable interest entities created before December 31, 2003. A variable interest entity is an entity that has: (1) an insufficient amount of equity to absorb the entity’s losses; (2) equity owners that do not have voting rights; or (3) equity that does not absorb the entity’s losses or residual returns. FIN 46 requires a variable interest entity to be consolidated by its primary beneficiary, which is the company that is subject to a majority of the risk of loss from the entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. FIN 46 requires current disclosure of the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity. Swift Operating believes it is reasonably possible that the domestic cattle feeding business with which Swift Operating has a Live Cattle Supply Agreement (see Note 4), could be deemed a variable interest entity under the recently revised rules. Swift Operating’s maximum exposure to loss, if any, is not expected to be material. Swift Operating believes that adoption of FIN 46 will not have a material impact on its results of operations or financial position.

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

     The following table provides the fair value of our open derivative instruments (in thousands):

	May 25, 2003	November 23, 2003

Fair Value:
Cattle and hogs	$799	$6,439
Energy	2,381	(2,278)
Foreign currency	982	(1,024)
Interest rate swap	—	(1,239)

Total	$4,162	$1,898

•	Fair value for cattle and hogs was determined using the quoted fair value and was based on our net derivative fair value by commodity.

•	Fair value of energy was determined by using quoted market prices, if available, and was based on our net derivative fair value by commodity.

•	Fair value of foreign currency was determined using quoted market prices and was based on the net derivative fair value.

•	Fair value of the interest rate swap was determined using the quoted market price.

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

     We reflect commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statements of earnings as a component of costs of goods sold, or as a component of other comprehensive income, upon change in fair value. Generally, we hedge a portion of our anticipated consumption of commodity inputs for periods of up to 12 months. We may enter into longer-term derivatives on particular commodities if deemed appropriate.

  Cattle and Hogs

     We purchase cattle and hogs for use in our processing businesses. The commodity price risk associated with these activities can be hedged by selling or buying the underlying commodity, or by using an appropriate commodity derivative instrument. We typically utilize exchange-traded futures and options as well as non-exchange-traded derivatives, in which case we monitor the amount of associated counterparty credit risk. We also enter into live cattle forward purchase contracts in order to establish margins on sales we have agreed to make, but have not yet delivered upon. These contracts do not qualify for hedge accounting under SFAS No. 133. Accordingly, changes in the market values of these contracts are recognized immediately as unrealized income or expense in the statements of earnings each period as fluctuations in the fair value of the contracts change with the change in the underlying value of the commodity. As we deliver on our sales and the related live cattle forward contracts are closed, the unrealized income or expense is reversed and the actual transaction is realized. Therefore, on any given day, our reported operating results can be impacted from the non-cash gain or loss due to the accounting for these contracts.

     As of November 23, 2003, we had firm contracts to purchase approximately 36% of our anticipated need for cattle and hogs, and we had derivative positions for less than 1% of our anticipated need for cattle and hogs.

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

     Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. As of November 23, 2003, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we had hedge positions for approximately 26% of our annual needs for natural gas.

Foreign Exchange Risk

     Transactions denominated in a currency other than an entity’s functional currency are generally hedged to reduce market risk, primarily those of Swift Australia. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging foreign currency risk in sales of finished goods, future settlement of foreign denominated assets and liabilities and firm commitments.

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

     In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. The decrease in fair value, net of interest income recorded, of $0.6 million associated with the change in market value for the current year is recorded within interest expense on the statements of earnings. We can not provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.

Sensitivity Analysis

     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the fair value of applicable commodity prices, foreign exchange rates and interest rates and excludes the underlying items that are being hedged.

	May 25, 2003	November 23, 2003

	(in thousands)	(in thousands)
Fair Value:
Cattle and hogs	$799	$6,439
Energy	2,381	(2,278)
Foreign currency	982	(1,024)
Interest rate swap	—	(1,239)

Total	$4,162	$1,898

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$(2,737)	$(7,052)
Energy	1,038	(3,224)
Foreign currency	884	(1,126)
Interest rate swap	—	(2,556)

Total	$(815)	$(13,958)

ITEM 4. CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. As of November 23, 2003, we completed our separation of certain back office accounting, treasury and financial reporting functions from our former parent, including the implementation of a new accounting package. This process included establishment of policies and procedures and an independent, stand-alone control environment. No significant changes were made to our internal controls or in other factors that have materially affected or are reasonably likely to materially affect these controls during our most recent fiscal year except as previously discussed above. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)    Exhibits

3.1		Certificate of Incorporation of S&C Holdco 3, Inc. (1)

3.2		Bylaws of S&C Holdco 3, Inc. (2)

10.1	*	By-Products Marketing Agreement, dated as of October 8, 2003, by and between ConAgra Trade Group, Inc. and Swift & Company (3)

10.2	*	By-Products Marketing Agreement, dated as of October 8, 2003, by and between ConAgra Trade Group Pty. Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty. Limited (4)

31.1		Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 406 of the Securities Act of 1933.

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(3)	Previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 of Swift & Company (File Number 333-100717)

(4)	Previously filed as Exhibit 10.44 to the Registration Statement on Form S-4 of Swift & Company (File Number 333-100717)

(B)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated October 3, 2003, pursuant to Item 12 of Form 8-K with respect to an announcement of earnings for the quarter ended August 24, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S & C HOLDCO 3, INC

	By:	/s/ JOHN N. SIMONS, JR. John N. Simons, Jr. Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ DANNY C. HERRON Danny C. Herron Chief Financial Officer, Executive Vice President - Finance & Controls (Principal Financial and Accounting Officer)

Date: January 6, 2004