Form 10-Q
period 2004-02-22
S&C HOLDCO 3 INC
filed 2004-04-02
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 22, 2004
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

     There is no market for the Registrant’s common stock. As of April 1, 2004, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM 10-Q
February 22, 2004

		Page
		No.
PART I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	43
Item 4.	Controls and Procedures	45
PART II. Other Information
Item 1.	Legal Proceedings	46
Item 2.	Changes in Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits and Reports on Form 8-K	46
	Signatures	47
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 25, 2003	February 22, 2004
ASSETS
Current assets:
Cash and cash equivalents	$64,939	$86,912
Trade accounts receivable, net	280,264	307,321
Accounts receivable from related parties (Note 4)	34,553	25,477
Inventories	464,463	451,598
Other current assets	23,830	30,825

Total current assets	868,049	902,133
Property, plant and equipment, net	609,475	622,401
Goodwill	66,717	71,372
Other intangibles, net	38,204	33,932
Other assets	38,018	37,542

Total assets	$1,620,463	$1,667,380

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4,307	$4,435
Accounts payable	275,834	201,142
Accounts payable to related parties (Note 4)	15,156	11,772
Accrued liabilities	142,179	202,537

Total current liabilities	437,476	419,886
Long-term debt, excluding current portion	619,946	631,219
Other non-current liabilities	92,185	100,320

Total liabilities	1,149,607	1,151,425
Commitments and contingencies Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 25, 2003 and February 22, 2004	—	—
Additional paid-in capital	393,377	394,362
Retained earnings	39,286	48,666
Accumulated other comprehensive income	38,193	72,927

Total stockholder’s equity	470,856	515,955

	$1,620,463	$1,667,380

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

Combined
Predecessor Entity
ConAgra Red Meat Business
115 Days Ended
September 18, 2002
Net sales (Note 4)	$2,692,450
Cost of goods sold (Note 4)	2,609,419

Gross profit	83,031

Selling, general and administrative	36,900
Corporate allocations: Selling, general and administrative	4,509
Corporate allocations: Finance charges/interest and financing expense	13,604

Total expenses	55,013

Income before income taxes	28,018
Income tax expense	9,602

Net income	$18,416

	Consolidated
	S&C Holdco 3, Inc. and Subsidiaries
	Thirteen Weeks		Thirteen Weeks	Thirty-Nine Weeks
	Ended	158 Days Ended	Ended	Ended
	February 23, 2003	February 23, 2003	February 22, 2004	February 22, 2004
Net sales (Note 4)	$2,023,506	$3,556,033	$2,251,976	$7,270,656
Cost of goods sold (Note 4)	1,971,672	3,446,574	2,281,684	7,117,879

Gross profit (loss)	51,834	109,459	(29,708)	152,777

Selling, general and administrative	31,056	52,860	18,393	86,104
Translation (gains) losses	(1,820)	(6,026)	(823)	434
Interest expense	17,281	30,872	16,036	51,919

Total expenses	46,517	77,706	33,606	138,457

Income (loss) before income taxes.	5,317	31,753	(63,314)	14,320
Income tax expense (benefit)	1,850	10,955	(22,621)	4,940

Net income (loss)	$3,467	$20,798	$(40,693)	$9,380

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Combined
	Predecessor Entity ConAgra Red Meat	Consolidated
	Business	S&C Holdco 3, Inc. and Subsidiaries
			Thirty-Nine Weeks
	115 Days Ended	158 Days Ended	Ended
	September 18, 2002	February 23, 2003	February 22, 2004
Cash flows from operating activities:
Net income	$18,416	$20,798	$9,380
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	21,442	35,594	60,064
Amortization of intangibles, debt issuance costs and accretion of bond discount	130	3,814	10,904
Stock-based compensation	—	914	985
Other noncash items	—	9,246	559
Change in assets and liabilities	(37,660)	51,912	2,169

Net cash flows provided by operating activities	2,328	122,278	84,061

Cash flows from investing activities:
Net additions to property, plant and equipment	(8,842)	(23,783)	(50,848)
Proceeds from sales of property, plant and equipment	—	—	2,031
Purchase of acquired businesses, net of cash acquired	—	(793,500)	—
Notes receivable and other items	1,348	(2,300)	32

Net cash flows used in investing activities	(7,494)	(819,583)	(48,785)

Cash flows from financing activities:
Proceeds from debt issuance	261,890	681,985	12,365
Payments of long-term debt	(13,123)	(81,974)	(3,364)
Change in overdraft balances	—	22,336	(22,943)
Issuance of common stock	—	160,000	—
Debt issuance costs	—	(37,000)	—
Net investments and advances	(239,564)	—	—

Net cash flows provided by (used in) financing activities	9,203	745,347	(13,942)

Effect of exchange rates on cash	—	758	639
Net change in cash and cash equivalents	4,037	48,800	21,973

Cash and cash equivalents, beginning of period	8,643	34,622	64,939

Cash and cash equivalents, end of period	$12,680	$83,422	$86,912

Non-cash investing and financing activities:
Capital contributions from related parties		$299,000	—
Capital lease	—	—	$382

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

     Accounting principles generally accepted in the United States of America require the ConAgra Red Meat Business’ operating results prior to the Transaction to be reported as the results of the Predecessor Entity for periods prior to September 19, 2002 in the historical financial statements. Swift Operating’s operating results subsequent to the Transaction are presented as the Successor’s results in the financial statements and include the thirteen weeks and 158 days ended February 23, 2003 and the thirteen and thirty-nine weeks ended February 22, 2004.

     The results of operations for any quarter or a partial fiscal year period or for the periods presented for the Predecessor Entity or Successor are not necessarily indicative of the results to be expected for other periods or the full fiscal year. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

   Use of Estimates

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. During the thirteen weeks ended February 22, 2004, the Company reduced its year-to-date management incentive accrual based on the Company’s third quarter performance. Actual results could differ materially from these estimates and judgments.

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

     In March 2003, the EITF published Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF Issue No. 02-16 addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. The Issue provides accounting guidance on how a vendor should characterize consideration given to a customer, and when to recognize and how to measure that consideration in its income statement. Swift Operating has adopted the guidance in this Issue as it applies to its vendor relationships. In November 2003, the EITF published Issue No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered Consumers by Manufacturers, which further clarifies Issue No. 02-16. The application of this Issue did not have a material impact on Swift Operating’s consolidated financial statements or disclosures.

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities, (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the Interpretation (“the Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a VIE, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003 and will become applicable for the Company in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. The Company believes it is reasonably possible that the domestic cattle feeding business with which the Company has a Live Cattle Supply Agreement (see Note 4), could be deemed a variable interest entity under the recently revised rules. As discussed in Note 4, the Company acquires all of the live cattle production of the domestic cattle feeding business. This business has total assets of approximately $325 million, of which approximately $250 million represents inventory, primarily cattle and historically generates net income of less than $1.0 million. These activities are financed with a revolving credit agreement between the domestic cattle feeding business and ConAgra Foods. The Company’s maximum exposure to loss, if any, is not expected to be material. The Company believes its full adoption in fiscal year 2005 will not have a material impact on its financial position or results of operations.

   Inventories

     The components of inventories, net of reserves, are as follows (in thousands):

	May 25, 2003	February 22, 2004
Livestock	$57,503	$79,888
Product inventories:
Work in progress	38,620	35,474
Finished goods	338,974	304,765
Supplies	29,366	31,471

	$464,463	$451,598

   Property, Plant and Equipment

     Property, plant and equipment are comprised of the following (in thousands):

	May 25, 2003	February 22, 2004
Land	$10,972	$11,858
Buildings, machinery and equipment	568,093	615,241
Property and equipment under capital lease	21,515	22,124
Furniture, fixtures, office equipment and other	36,593	51,691
Construction in progress	25,318	32,238

	662,491	733,152
Less accumulated depreciation	(53,016)	(110,751)

	$609,475	$622,401

   Goodwill and Other Intangible Assets

     Following is a rollforward of goodwill by segment for the thirty-nine weeks ended February 22, 2004 (in thousands):

			Translation
	May 25, 2003	Adjustments	Gains/(Losses)	February 22, 2004
Swift Beef	$16,857	$—	$—	$16,857
Swift Pork	21,765	—	—	21,765
Swift Australia	28,095	—	4,655	32,750

Total	$66,717	$—	$4,655	$71,372

     Other identifiable intangible assets as of May 25, 2003 and February 22, 2004 are as follows (in thousands):

	May 25,2003			February 22, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Patents	$3,782	$(277)	$3,505	$3,782	$(586)	$3,196
Preferred Supplier Agreement	28,202	(1,070)	27,132	28,202	(4,279)	23,923
Live Cattle Supply Agreement	1,482	(235)	1,247	1,482	(941)	541
Water Right Agreements	6,320	—	6,320	6,320	(48)	6,272

Total amortizing intangibles.	$39,786	$(1,582)	$38,204	$39,786	$(5,854)	$33,932

For the 115 days ended September 18, 2002, the 158 days ended February 23, 2003 and the thirteen and thirty-nine weeks ended February 22, 2004, Swift Operating recognized $0.2 million, $0.2 million, $1.4 million and $4.2 million of amortization expense, respectively.

     Based on amortizing assets recognized in Swift Operating’s balance sheet as of February 22, 2004, amortization expense for each of the next five fiscal years is estimated as follows (in thousands):

2004 (remaining)	$1,534
2005	5,042
2006	4,755
2007	4,755
2008	4,755

   SFAS 141 Pro Forma Information

     The unaudited pro forma information presented below (in thousands) assumes the Transaction took place at the beginning of the period presented and includes the effect of amortization of identified intangibles and Transaction costs from that date. The period presented is comprised of the financial results of the Predecessor Entity after deducting the results of the businesses not acquired for the 115 day period from May 27, 2002 through September 18, 2002 plus the financial results of the Acquired Business for the 158 day period from September 19, 2002 through February 23, 2003. This information is presented under the provisions of SFAS No. 141, Business Combinations, for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the Transaction taken place at the beginning of the period presented.

Pro Forma
(unaudited)
Thirty-Nine Weeks
Ended
February 23, 2003
Statement of Earnings Data:
Net sales	$6,196,956
Cost of goods sold	5,987,479

Gross profit	209,477

Selling, general and administrative expense	92,259
Translation gains	(6,026)
Corporate allocations: selling, general and administrative expense	3,634
Interest expense	52,247

Total expenses	142,114

Income before income taxes	67,363
Income tax expense	24,948

Net income	$42,415

   Overdraft Balances

     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statements of cash flows, if material. As of May 25, 2003 and February 22, 2004, bank overdrafts included in trade accounts payable were $120.0 million and $97.0 million, respectively. As of May 25, 2003 and February 22, 2004 the Company had zero borrowings on its revolving line of credit and these checks were funded with normal operating cash flows.

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

   Comprehensive Income

     The components of comprehensive income for the periods indicated below are as follows (in thousands):

	Combined
	Predecessor Entity	Consolidated
	ConAgra Red Meat
	Business	S&C Holdco 3, Inc. and Subsidiaries
	115 Days Ended	Thirteen Weeks Ended	158 Days Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 18, 2002	February 23, 2003	February 23, 2003	February 22, 2004	February 22, 2004
Net income (loss)	$18,416	$3,467	$20,798	$(40,693)	$9,380
Other comprehensive income Derivative adjustment, net of tax	12	6,785	6,827	769	(1,834)
Foreign currency translation adjustment, net of tax	(1,529)	9,667	18,489	15,589	36,568

Total comprehensive income (loss).	$16,899	$19,919	$46,114	$(24,335)	$44,114

     The above derivative adjustments are net of tax of $0 million, $0 million, $0.5 million and $1.0 million for the thirteen weeks and 158 days ended February 23, 2003 and the thirteen and thirty-nine weeks ended February 22, 2004, respectively. The above foreign currency translation adjustments are net of tax of $0 million, $0 million, $0 million and $0.3 million for the thirteen weeks and 158 days ended February 23, 2003 and the thirteen and thirty-nine weeks ended February 22, 2004, respectively.

   Stock-Based Compensation

     Swift Operating accounts for the Swift Foods stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost related to stock options is reflected in net income, as all options granted have an exercise price equal to or above the market value of the underlying common stock of Swift Foods on the date of grant. If Swift Operating had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense, net of income tax, of approximately $76 thousand and $144 thousand would have been recorded for the thirteen and thirty-nine weeks ended February 22, 2004, respectively.

     Had compensation expense been recorded in accordance with SFAS No. 123, net income would have been as follows (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	February 22, 2004	February 22, 2004
Net income(loss):
As reported	$(40,693)	$9,380
Pro forma	$(40,769)	$9,236

NOTE 2. DERIVATIVE FINANCIAL INSTRUMENTS

     Swift Operating is exposed to market risk, such as changes in commodity prices, foreign currency exchange rates and interest rate risk. To manage volatility associated with these exposures, Swift Operating may enter into various derivative transactions pursuant to established policies. Derivatives that qualify and are designated for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are measured at fair value and reported as a component of other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Hedges that do not qualify, or are not designated for hedge accounting, are measured at fair value and the gain or loss is recognized currently into earnings. Gains and losses from energy and livestock derivatives are recognized in the statement of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. Gains and losses from foreign currency derivatives are recognized in the statement of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value.

     The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 25, 2003 and February 22, 2004, the fair value of derivatives recognized within other current assets was $4.4 million and $2.8 million, respectively. The fair value of derivatives recognized within accrued liabilities was $0.3 million and $8.5 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the thirteen weeks ended February 22, 2004, Swift Operating recognized, in interest expense, an increase in fair value of $1.3 million. For the thirty-nine weeks ended February 22, 2004, Swift Operating recognized, in interest expense, an increase in fair value of $39 thousand. At February 22, 2004, the fair value of the interest rate swap recognized within accrued other assets was $39 thousand.

     During the second quarter ended November 23, 2003, the Company entered into a forward contract to hedge its exposure to gains and losses related to the currency impacts of intercompany borrowings with its Australian subsidiary. Changes in the fair value of this contract are recorded in the statements of earnings as an offset to translation gains or losses on intercompany borrowings.

     As of May 25, 2003 and February 22, 2004, the net deferred amount of derivative gains and losses recognized in accumulated other comprehensive income was a $2.3 million net of tax gain and a $0.4 million net of tax loss, respectively. Swift Operating anticipates losses of $0.4 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

     Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond its control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of February 22, 2004, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through February 2005. As of February 22, 2004, Swift Operating had derivative positions in place covering approximately less than 1% and 11% of its anticipated need for livestock and natural gas, respectively.

NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS

     The major components of debt are as follows (in thousands):

	May 25,	February 22,
	2003	2004
Short-term debt :
Revolving credit facility	$—	$—
Current portion of long-term debt (term loan).	2,000	2,000
Current portion of installment notes payable	1,283	1,334
Current portion of capital lease obligations	1,024	1,101

Current portion of long-term debt	4,307	4,435

Long-term debt:
Term loan facility, net of current portion	197,000	195,500
Senior notes, net of unamortized discount	252,228	254,096
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	658	11,812
Long-term capital lease obligations	20,060	19,811

Long-term debt, less current portion	619,946	631,219

Total debt	$624,253	$635,654

     As of February 22, 2004, Swift Operating had approximately $197.5 million of secured debt outstanding, approximately $28.5 million of outstanding letters of credit, and approximately $200.9 million of availability under its revolving credit facility. The remaining $120.6 million under the revolving credit facility was not immediately available for borrowings due to borrowing base limitations.

     A summary of the components of interest expense is presented below (in thousands):

	Thirteen Weeks	158 Days	Thirteen Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	February 23, 2003	February 23, 2003	February 22, 2004	February 22, 2004
Interest on:
Revolving credit facility	$890	$2,227	$1,560	$4,112
Term loan facility (approximately 5.5%, 5.1%, 4.4% and 4.4%)	2,453	4,440	2,208	6,625
Senior notes (10.125% rate)	6,778	11,759	6,747	20,372
Senior subordinated notes (12.50% rate).	4,683	8,125	4,662	13,996
Capital lease interest	408	681	448	1,351
Other miscellaneous interest charges	—	—	149	335
Interest rate swap	—	—	(1,825)	(1,271)
Amortization of deferred financing costs	1,446	2,559	1,647	4,833
Amortization of original issue discount.	623	1,081	623	1,868
Less: Capitalized interest	—	—	(183)	(302)

Total interest expense	$17,281	$30,872	$16,036	$51,919

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

     Purchases and Sales with ConAgra Foods — The Predecessor Entity historically entered into transactions in the normal course of business with affiliates of ConAgra Foods that are not part of the Acquired Business. In connection with the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods. Net sales to these parties, which are included in net sales in the statements of earnings, were $296.1 million for the 158 days from September 19, 2002 through February 23, 2003 and $171.0 million and $547.2 million for the thirteen and thirty-nine weeks ended February 22, 2004, respectively. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in the statements of earnings, were $364.2 million for the 158 days from September 19, 2002 through February 23, 2003 and $235.8 million and $770.4 million for the thirteen and thirty-nine weeks ended February 22, 2004, respectively. These amounts include purchases made under the Live Cattle Supply Agreement. Within Swift Operating’s May 25, 2003 and February 22, 2004 balance sheets are balances due to ConAgra Foods affiliates of $15.2 million and $11.8 million, respectively, and balances due from ConAgra Foods affiliates of $34.5 million and $25.5 million, respectively. These balances include any payable or receivable related to the Live Cattle Supply Agreement and the By-Products Marketing Agreement.

     Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly. Selling, general and administrative expenses for the thirteen and thirty-nine weeks ended February 22, 2004 includes $0.6 million and $1.8 million, respectively, related to this agreement.

     Transition Services Agreement — At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into a one-year transition services agreement (“Transition Services Agreement”) with ConAgra Foods pursuant to which, among other things, ConAgra Foods provided certain transition services, including information technology, accounting, risk management, market research and product brokerage services, to Swift Operating and Swift Operating provided certain transition services, including information technology, purchasing and human resources services to ConAgra Foods. The parties agreed, during the term, to use their commercially reasonable efforts to locate third party service providers to replace the services provided under the Transition Services Agreement. Payments received from ConAgra Foods for services Swift Operating provided under this agreement for the thirteen weeks ended February 22, 2004 were $0.1 million. For this same period, Swift Operating paid $0.1 million to ConAgra Foods for services provided to it under this agreement. Such amounts, if paid, are included in cost of goods sold and selling, general and administrative expenses in the accompanying statements of earnings. This agreement terminated on September 20, 2003.

     Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and the entity that operates the domestic cattle feeding operations acquired from ConAgra Foods entered into a live cattle supply agreement (“Cattle Supply Agreement”) pursuant to which Swift Beef purchases all of the cattle produced by the domestic cattle feeding operations from such entity for processing at facilities owned by Swift Beef. The parties meet periodically, but no less frequently than every 90 days, to determine the quantities of cattle to be supplied under the agreement, prices are based on current spot (market) prices for live cattle. The Cattle Supply Agreement will terminate on the date of termination of the credit facility for the domestic cattle feeding operations, which will be the earlier of 24 months after the Transaction or the disposition of the domestic cattle feeding operations, unless extended in accordance with the Cattle Supply Agreement for an additional year. For the thirteen and thirty-nine weeks ended February 22, 2004, Swift Beef paid $225.6 million and $739.6 million, respectively, under this agreement, which amount is included in cost of goods sold in the statements of earnings.

     By-Products Marketing Agreement — On October 8, 2003, Swift Operating entered into a by-products marketing agreement (the “Marketing Agreement”) with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating sells to CTG certain by-products resulting from its processing of cattle and hogs in its US operations at prices in accordance with the agreement. The term of the agreement commenced May 26, 2003 and will terminate on May 31, 2005. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased based on a sliding scale. The May 25, 2003 and February 22, 2004 balance sheets included approximately $1.0 million and $0.2 million in receivables from CTG, respectively.

     On October 8, 2003, Swift Operating entered into a separate agreement for by-products marketing of its Australian operations with CTG pursuant to which Swift Operating sells certain by-products resulting from its processing of cattle at prices in accordance with the agreement. In addition, Swift Operating received the right to continue utilizing the existing business name “CTG Rendered Products” for by-products in Australia and New Zealand. The term of the agreement commenced May 26, 2003 and will terminate on May 31, 2005. Swift Australia had approximately $0.8 million and $0.4 million on its balance sheet payable to CTG at May 25, 2003 and February 22, 2004, respectively.

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

     The following table presents segment results for the 115 days ended September 18, 2002, the thirteen weeks and 158 days ended February 23, 2003 and the thirteen and thirty-nine weeks ended February 22, 2004 (in thousands):

	Predecessor Entity

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

		Thirteen Weeks			Twenty-Six Weeks
	115 Days Ended	Ended	158 Days Ended	Thirteen Weeks Ended	Ended
	September 18, 2002	February 23, 2003	February 23, 2003	February 23, 2004	February 23, 2004

Net Sales
Swift Beef	$1,811,247	$1,376,107	$2,398,331	$1,412,594	$4,789,235
Swift Pork	478,812	390,856	681,890	456,790	1,374,619
Swift Australia	350,525	261,582	484,202	382,502	1,106,717
Corporate and Other	51,866	(5,039)	(8,390)	90	85

Total	$2,692,450	$2,023,506	$3,556,033	$2,251,976	$7,270,656

Depreciation and Amortization (a)
Swift Beef	$12,236	$12,855	$21,845	$14,031	$41,293
Swift Pork	4,633	4,939	7,941	5,158	15,337
Swift Australia	3,531	6,919	9,590	5,088	13,963
Corporate and Other	1,172	369	32	56	375

Total	$21,572	$25,082	$39,408	$24,333	$70,968

Operating Income (Loss)
Before Other Items (b)
Swift Beef	$41,820	$(11,544)	$(734)	$(82,341)	$(11,925)
Swift Pork	9,061	20,725	34,708	27,111	73,920
Swift Australia	14,929	11,711	23,049	7,318	5,083
Corporate and Other	(19,679)	(114)	(424)	(189)	(405)

Total	46,131	20,778	56,599	(48,101)	66,673

Corporate allocations	18,113	—	—	—	—
Translation (gains) losses	—	(1,820)	(6,026)	(823)	434
Interest expense	—	17,281	30,872	16,036	51,919

Total Income (Loss) Before
Income Taxes	$28,018	$5,317	$31,753	$(63,314)	$14,320

(a)	Depreciation and amortization amounts above include bond discount accretion and debt issuance cost amortization for Swift Beef of $1.4 million, $1.9 million, $1.1 million and $3.2 million, for Swift Pork of $0.9 million, $1.2 million, $0.6 million and $1.8 million, and for Swift Australia of $0.4 million, $0.6 million, $0.6 million and $1.7 million, respectively for the thirteen weeks and 158 days ended February 23, 2003 and the thirteen and thirty-nine weeks ended February 22, 2004. These amounts are included in interest expense in the statements of earnings.

(b)	Other items include corporate allocations prior to the Transaction and include translation gains and losses and interest expense subsequent to the Transaction.

     Total assets by segment are as follows (in thousands):

	May 25, 2003	February 22, 2004
Total Assets
Swift Beef	$843,213	$753,285
Swift Pork	257,409	288,718
Swift Australia	403,414	492,537
Corporate, Other and Eliminations	116,427	132,840

Total	$1,620,463	$1,667,380

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

     The following condensed financial statements set forth Swift Operating’s balance sheets as of May 25, 2003 and February 22, 2004, and the Predecessor Entity’s and Swift Operating’s statements of earnings and cash flows for the 115 days ended September 18, 2002, the thirteen weeks and 158 days ended February 23, 2003 and the thirteen and thirty-nine weeks ended February 22, 2004. Effective with the date of the Transaction, the senior notes and the senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information for pre- and post- Transaction periods is presented under the following column headings: Parent Guarantor (for periods subsequent to formation), Issuer (for periods subsequent to formation), Subsidiary Guarantors and Subsidiary Non-Guarantors. For pre-Transaction periods, “Subsidiary Non-Guarantors” includes (i) the domestic cattle feeding operations, (ii) the businesses not acquired in the Transaction and (iii) the foreign subsidiaries of the Predecessor Entity which were acquired in the Transaction and renamed. Swift Holdings and Swift Operating were formed on May 29, 2002. For post-Transaction periods, “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of the Predecessor Entity which were acquired in the Transaction and renamed, which entities include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.

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

     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction, for the thirteen and thirty-nine weeks ended February 22, 2004, an amount of $3.4 million and $9.8 million, respectively, was reflected as interest expense of the Subsidiary Non-Guarantors and interest income of Swift Operating in the accompanying statements of earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MAY 25, 2003
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,695	$4,432	$6,812	$—	$64,939
Accounts receivables, net	—	31,983	229,572	85,823	(32,561)	314,817
Inventories	—	—	345,208	119,255	—	464,463
Other current assets	—	7,768	13,452	2,610	—	23,830

Total current assets	—	93,446	592,664	214,500	(32,561)	868,049
Property, plant and equipment, net	—	—	456,336	153,139	—	609,475
Intercompany receivable	—	770,501	—	7,170	(777,671)	—
Goodwill	—	—	38,620	28,097	—	66,717
Other intangibles, net	—	28,379	9,825	—	—	38,204
Other assets	—	112,217	3,177	7,548	(84,924)	38,018
Net investment and advances in subsidiaries	470,856	132,300	—	—	(603,156)	—

Total assets	$470,856	$1,136,843	$1,100,622	$410,454	$(1,498,312)	$1,620,463

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,000	$2,188	$30,119	$(30,000)	$4,307
Accounts payable	—	9,435	186,591	94,964	—	290,990
Intercompany payable	—	—	777,671	—	(777,671)	—
Accrued liabilities	—	42,282	50,240	52,218	(2,561)	142,179

Total current liabilities	—	53,717	1,016,690	177,301	(810,232)	437,476
Long-term debt, excluding current portion	—	599,229	19,882	85,759	(84,924)	619,946
Other non-current liabilities	—	13,041	58,332	20,812	—	92,185

Total liabilities	—	665,987	1,094,904	283,872	(895,156)	1,149,607
Commitments and contingencies	—	—	—	—	—	—
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	393,377	393,377	—	—	(393,377)	393,377
Retained earnings	39,286	39,286	4,198	15,500	(58,984)	39,286
Accumulated other comprehensive income	38,193	38,193	1,518	36,082	(75,793)	38,193

Total stockholder’s equity	470,856	470,856	5,718	126,582	(603,156)	470,856

Total liabilities and stockholder’s equity	$470,856	$1,136,843	$1,100,622	$410,454	$(1,498,312)	$1,620,463

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
February 22, 2004
(in thousands)

	Swift Holdings	Swift
	Parent	Operating	Subsidiary	Subsidiary	Eliminations/
	Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$74,608	$2,589	$9,715	$—	$86,912
Accounts receivables, net	—	74,783	237,839	95,561	(75,385)	332,798
Inventories	—	—	300,636	150,962	—	451,598
Other current assets	—	6,911	4,434	19,480	—	30,825

Total current assets	—	156,302	545,498	275,718	(75,385)	902,133
Property, plant and equipment, net	—	—	446,061	176,340	—	622,401
Intercompany receivable	—	739,860	—	—	(739,860)	—
Goodwill	—	—	38,620	32,752	—	71,372
Other intangibles, net	—	24,464	9,468	—	—	33,932
Other assets	—	110,598	3,062	8,806	(84,924)	37,542
Net investment and advances in subsidiaries	515,955	169,717	—	—	(685,672)	—

Total assets	$515,955	$1,200,941	$1,042,709	$493,616	$(1,585,841)	$1,667,380

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,351	$1,948	$70,136	$(70,000)	$4,435
Accounts payable	—	5,359	118,857	88,698	—	212,914
Intercompany payable	—	—	739,420	440	(739,860)	—
Accrued liabilities	—	51,322	92,590	64,010	(5,385)	202,537

Total current liabilities	—	59,032	952,815	223,284	(815,245)	419,886
Long-term debt, excluding current portion	—	611,408	18,492	86,243	(84,924)	631,219
Other noncurrent liabilities	—	14,546	58,103	27,671	—	100,320
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	—	684,986	1,029,410	337,198	(900,169)	1,151,425
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	394,362	394,362	—	—	(394,362)	394,362
Retained earnings	48,666	48,666	13,574	9,085	(71,325)	48,666
Accumulated other comprehensive income	72,927	72,927	(277)	72,333	(144,983)	72,927

Total stockholder’s equity	515,955	515,955	13,299	156,418	(685,672)	515,955

Total liabilities and stockholder’s equity	$515,955	$1,200,941	$1,042,709	$493,616	$(1,585,841)	$1,667,380

     S&C HOLDCO 3, INC. AND SUBSIDIARIES STATEMENTS OF EARNINGS

	Combined Predecessor Entity
	ConAgra Red Meat Business
	115 Days Ended September 18, 2002
	(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$2,290,060	$587,822	$(185,432)	$2,692,450
Cost of goods sold	—	—	2,205,612	589,239	(185,432)	2,609,419

Gross profit (loss)	—	—	84,448	(1,417)	—	83,031
Selling, general and administrative	—	—	33,567	3,333	—	36,900
Corporate allocations	—	—	14,066	4,047	—	18,113

	—	—	47,633	7,380	—	55,013
Income (loss) before income taxes.	—	—	36,815	(8,797)	—	28,018
Income tax expense (benefit)	—	—	13,717	(4,115)	—	9,602

Income before equity in earnings of unconsolidated subsidiaries	—	—	23,098	(4,682)	—	18,416
Equity in earnings of unconsolidated subsidiaries	—	—	(13,494)	—	13,494	—

Net income (loss)	$—	$—	$9,604	$(4,682)	$13,494	$18,416

	Consolidated S&C Holdco 3, Inc. and Subsidiaries
	Thirteen Weeks Ended February 23, 2003
	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$1,767,071	$261,532	$(5,097)	$2,023,506
Cost of goods sold	—	—	1,731,083	245,686	(5,097)	1,971,672

Gross profit	—	—	35,988	15,846	—	51,834
Selling, general and administrative	—	169	26,815	4,072	—	31,056
Translation gains	—	—	—	(1,820)	—	(1,820)
Interest & financing expenses	—	1,028	11,432	4,821	—	17,281

	—	1,197	38,247	7,073	—	46,517
Income (loss) before income taxes	—	(1,197)	(2,259)	8,773	—	5,317
Income tax expense (benefit)	—	(413)	(865)	3,128	—	1,850

Income before equity in earnings of unconsolidated subsidiaries	—	(784)	(1,394)	5,645	—	3,467
Equity in earnings of unconsolidated subsidiaries	3,467	4,251	—	—	(7,718)	—

Net income (loss)	$3,467	$3,467	$(1,394)	$5,645	$(7,718)	$3,467

	Consolidated S&C Holdco 3, Inc. and Subsidiaries
	158 Days Ended February 23, 2003
	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$3,080,212	$484,215	$(8,394)	$3,556,033
Cost of goods sold	—	—	3,000,115	454,853	(8,394)	3,446,574

Gross profit	—	—	80,097	29,362	—	109,459
Selling, general and administrative	—	638	46,140	6,082	—	52,860
Translation gains	—	—	—	(6,026)	—	(6,026)
Interest expense	—	2,596	20,334	7,942	—	30,872

	—	3,234	66,474	7,998	—	77,706
Income (loss) before income taxes.	—	(3,234)	13,623	21,364	—	31,753
Income tax expense (benefit)	—	(1,115)	4,699	7,371	—	10,955

Income before equity in earnings of unconsolidated subsidiaries	—	(2,119)	8,924	13,993	—	20,798
Equity in earnings of unconsolidated subsidiaries	20,798	22,917	—	—	(43,715)	—

Net income (loss)	$20,798	$20,798	$8,924	$13,993	$(43,715)	$20,798

	Consolidated S&C Holdco 3, Inc. and Subsidiaries
	Thirteen Weeks Ended February 22, 2004
	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$(42)	$1,869,384	$382,634	$—	$2,251,976
Cost of goods sold	—	—	1,909,413	372,271	—	2,281,684

Gross profit (loss)	—	(42)	(40,029)	10,363	—	(29,708)
Selling, general and administrative	—	—	15,210	3,183	—	18,393
Translation (gains) losses	—	—	13	(836)	—	(823)
Interest expense (income)	—	(3,425)	14,590	4,871	—	16,036

	—	(3,425)	29,813	7,218	—	33,606
Income (loss) before income taxes.	—	3,383	(69,842)	3,145	—	(63,314)
Income tax expense (benefit)	—	1,100	(24,664)	943	—	(22,621)

Income before equity in earnings of unconsolidated subsidiaries	—	2,283	(45,178)	2,202	—	(40,693)
Equity in earnings of unconsolidated subsidiaries	(40,693)	(42,976)	—	—	83,669	—

Net income (loss)	$(40,693)	$(40,693)	$(45,178)	$2,202	$83,669	$(40,693)

	Consolidated S&C Holdco 3, Inc. and Subsidiaries
	Thirty-nine Weeks Ended February 22, 2004
	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$6,163,865	$1,106,791	$—	$7,270,656
Cost of goods sold	—	—	6,030,134	1,087,745	—	7,117,879

Gross profit	—	—	133,731	19,046	—	152,777
Selling, general and administrative	—	—	71,771	14,333	—	86,104
Translation losses	—	—	384	50	—	434
Interest expense (income)	—	(9,781)	47,873	13,827	—	51,919

	—	(9,781)	120,028	28,210	—	138,457
Income (loss) before income taxes.	—	9,781	13,703	(9,164)	—	14,320
Income tax expense (benefit)	—	3,362	4,327	(2,749)	—	4,940

Income before equity in earnings of unconsolidated subsidiaries	—	6,419	9,376	(6,415)	—	9,380
Equity in earnings of unconsolidated subsidiaries	9,380	2,961	—	—	(12,341)	—

Net income (loss)	$9,380	$9,380	$9,376	$(6,415)	$(12,341)	$9,380

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Combined Predecessor Entity
	ConAgra Red Meat Business
	115 Days Ended September 18, 2002
	(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$—	$—	$(657)	$(4,075)	$7,060	$2,328

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(7,860)	(982)	—	(8,842)
Notes receivable and other items	—	—	—	1,348	—	1,348

Net cash flows provided by (used in) investing activities	—	—	(7,860)	366	—	(7,494)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	—	261,890	—	261,890
Payments of long-term debt	—	—	(5,000)	(8,123)	—	(13,123)
Net investments and advances/(distributions).	—	—	13,517	(246,021)	(7,060)	(239,564)

Net cash flows provided by (used in) financing activities	—	—	8,517	7,746	(7,060)	9,203

Net change in cash and cash equivalents	—	—	—	4,037	—	4,037

Cash and cash equivalents, beginning of period	—	—	—	8,643	—	8,643

Cash and cash equivalents, end of period	$—	$—	$—	$12,680	$—	$12,680

	Consolidated S&C Holdco 3, Inc. and Subsidiaries
	158 Days Ended February 23, 2003
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by operating activities	$—	$43,726	$50,575	$27,977	$—	$122,278

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(13,693)	(10,090)	—	(23,783)
Acquisition of acquired business	—	(644,645)	—	(223,855)	75,000	(793,500)
Notes receivable and other items	—	—	(2,300)	—	—	(2,300)

Net cash flows provided by (used in) investing activities	—	(644,645)	(15,993)	(233,945)	75,000	(819,583)

Cash flows from financing activities:
Proceeds from debt issuance	—	497,061	—	199,924	(15,000)	681,985
Payments of long-term debt	—	(11,500)	(267)	(70,207)	—	(81,974)
Change in overdraft balances	—	—	22,336	—	—	22,336
Issuance of common stock	—	160,000	—	75,000	(75,000)	160,000
Debt issuance costs	—	(30,000)	—	(7,000)	—	(37,000)
Net investments and advances/(distributions)	—	49,729	(77,124)	12,395	15,000	—

Net cash flows provided by (used in) financing activities	—	665,290	(55,055)	210,112	(75,000)	745,347

Effect of exchange rates on cash	—	—	—	758	—	758

Net change in cash and cash equivalents.	—	64,371	(20,473)	4,902	—	48,800

Cash and cash equivalents, beginning of period	—	—	28,251	6,371	—	34,622

Cash and cash equivalents, end of period	$—	$64,371	$7,778	$11,273	$—	$83,422

	Consolidated S&C Holdco 3, Inc. and Subsidiaries
	Thirty-nine Weeks Ended February 22, 2004
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$—	$17,930	$94,235	$(28,104)	$—	$84,061

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(40,340)	(10,508)	—	(50,848)
Proceeds from sales of property, plant and equipment	—	405	1,416	210	—	2,031
Notes receivable and other items	—	(39,968)	—	—	40,000	32

Net cash flows provided by (used in) investing activities	—	(39,563)	(38,924)	(10,298)	40,000	(48,785)

Cash flows from financing activities:
Proceeds from debt issuance	—	12,365	—	45,871	(45,871)	12,365
Payments of long-term debt	—	(1,701)	(1,630)	(5,904)	5,871	(3,364)
Change in overdraft balances	—	(11,343)	(7,909)	(3,691)	—	(22,943)
Net investments and advances/(distributions)	—	43,225	(47,615)	4,390	—	—

Net cash flows provided by (used in) financing activities	—	42,546	(57,154)	40,666	(40,000)	(13,942)

Effect of exchange rates on cash	—	—	—	639	—	639

Net change in cash and cash equivalents.	—	20,913	(1,843)	2,903	—	21,973

Cash and cash equivalents, beginning of period	—	53,695	4,432	6,812	—	64,939

Cash and cash equivalents, end of period	$—	$74,608	$2,589	$9,715	$—	$86,912

NOTE 8. UNITED STATES BSE OUTBREAK

     On December 23, 2003, the USDA reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or “BSE”) in the United States after performing preliminary tests on a cow slaughtered in Washington. Additional testing of the samples performed in the United Kingdom confirmed the findings on December 25, 2003. Following the announcement, the USDA recalled approximately 10,000 pounds of beef that originated from the Washington slaughter facility, and a number of countries, including Mexico, Japan, South Korea, Australia, Taiwan, Singapore, Malaysia, Russia and China, have temporarily banned the import of US beef. Mexico, Japan and South Korea are the top three importers of US beef by volume according to the US Meat Export Federation. During fiscal 2003 and the quarter ended November 23, 2003, these three countries collectively accounted for approximately 85% and 87%, respectively, of Swift Operating’s US beef exports, representing 11% and 14% of total worldwide beef sales for these periods.

     During the third quarter the Company recorded a charge to earnings totaling $43.0 million due to the market impacts of the closure of international borders as a result of the single BSE incident in late December. This charge, recorded in cost of goods sold in our statements of earnings, reflected the rapid decline in the sales value of product bound for export markets. Some product (approximately $8.3 million of the total charge), already on the ocean and bound for foreign markets has been re-routed for resale in the US, generally at prices lower than their original export value. In addition, some inventory items (approximately $22.6 million of the total charge) which had been in the production pipeline and had not yet left the US were valued lower as they have no comparable domestic market. In addition, the border closings resulted in volatility in the US markets for finished goods and live cattle. The finished goods markets were impacted as a result of the return of certain beef products, most notably trim used by ground beef producers. US commodity markets for live cattle have seen large volatility since December’s border closings, with markets hitting exchange imposed daily trading limits nineteen times since December 23, 2003. Certain byproducts have been classified as Specified Risk Materials (“SRMs”), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries. Since the Company had derivative positions in place on December 23, 2003 covering a portion of our Swift Beef and Swift Pork livestock procurement activity and forward sales commitments, we incurred approximately $12.1 million in mark-to-market losses on US derivatives since December 23, 2003. Of this total, approximately $5.5 million were mark-to-market losses recognized in accordance with SFAS 133 and incurred on US derivative positions which were still open at February 22, 2004 and which may incur additional volatility during the fourth quarter (gains or additional market losses).

NOTE 9. SUBSEQUENT EVENT

     The border to Mexico opened during March 2004 to specified boxed beef products from animals under 30 months of age, however the impact to date on the US beef industry has been marginal. US beef industry production levels for the quarter remain roughly 9% below year-ago levels, a situation that has existed since the US border was opened in September 2003 to Canadian boxed beef from animals under 30 months of age but was kept closed to imports of live animals. The United States Department of Agriculture (USDA) has published a proposed rule revising its policy to keep the US border closed to live animals for processing in the US. A decision is expected sometime after the comment period for the proposed rule expires on April 7, 2004.

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

     Historically, the domestic cattle feeding operations were wholly owned by ConAgra Beef Company. Substantially all of the sales from those operations were made to our domestic beef processing facilities. For the thirteen weeks ended February 22, 2004, the domestic cattle feeding operations provided approximately 15% of the cattle processed by our domestic beef processing operations. The domestic cattle feeding operations consist of five feedlots that feed over 900,000 cattle annually. In a related transaction, a subsidiary of Swift Foods acquired the domestic cattle feeding operations that were historically included in the domestic beef business. In connection with the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations under which it will continue to supply cattle to Swift Beef consistent with past practices.

Critical Accounting Policies

     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the 249 days ended May 25, 2003. We have made no changes to those policies during the thirty-nine weeks ended February 22, 2004.

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

     The pork business has similar seasonal cycles, but in different months. It takes an average of 11 months from conception for a hog to reach market weight. Generally, sows are less productive in summer months resulting in fewer hogs available in the spring and early summer, which causes prices of hogs and boxed pork to rise, but production to fall. The highest demand for pork occurs from October to March, as hog availability and holiday occasions increase the demand for hams, tenderloins and other higher value pork products.

Selected Unaudited Financial Data

     Swift & Company provides the following supplemental financial data to assist in understanding its operating results. EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash from operations as defined by Generally Accepted Accounting Principles (GAAP) and should not be considered as an alternative to cash flow or operating income as measured by GAAP. We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, since EBITDA is not defined by GAAP it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry. Further, EBITDA is the starting point in the calculation of “Adjusted EBITDA” which is a defined term in our credit facilities and is the numerator in the company’s existing financial covenants under those credit agreements. As such, we believe providing EBITDA information will assist our current lenders and our investors with a better understanding of the calculation of those covenant ratios periodically.

			Swift	Corporate &
Thirteen Weeks Ended February 23, 2003	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
Operating income (loss)	$(11,544)	$20,725	$11,711	$(114)	$20,778
Interest expense	7,477	4,777	5,027	—	17,281
Corporate allocations	—	—	—	—	—
Translation gains	—	—	(1,820)	—	(1,820)

Income (loss) before income taxes — GAAP	(19,021)	15,948	8,504	(114)	5,317
Interest expense	7,477	4,777	5,027	—	17,281
Depreciation and amortization	11,487	4,064	6,569	369	22,489

EBITDA	$(57)	$24,789	$20,100	$255	$45,087

			Swift	Corporate &
Thirteen Weeks Ended February 22, 2004	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
Operating income (loss)	$(82,341)	$27,111	$7,318	$(189)	$(48,101)
Interest expense (income)	9,334	5,256	4,871	(3,425)	16,036
Translation (gains) losses	13	—	(836)	—	(823)

Income (loss) before income taxes — GAAP	(91,688)	21,855	3,283	3,236	(63,314)
Interest expense (income)	9,334	5,256	4,871	(3,425)	16,036
Depreciation and amortization	12,963	4,545	4,500	56	22,064

EBITDA	$(69,391)	$31,656	$12,654	$(133)	$(25,214)

			Swift	Corporate &
Thirty-Nine Weeks Ended February 23, 2003 (Pro Forma) (1)	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
Operating income	$37,354	$41,627	$36,783	$1,454	$117,218
Interest expense	26,620	17,008	8,619	—	52,247
Corporate allocations	1,780	1,127	727	—	3,634
Translation gains	—	—	(6,026)	—	(6,026)

Income before income taxes — GAAP	8,954	23,492	33,463	1,454	67,363
Interest expense	26,620	17,008	8,619	—	52,247
Depreciation and amortization	35,473	13,242	13,860	62	62,637

EBITDA	$71,047	$53,742	$55,942	$1,516	$182,247

			Swift	Corporate &
Thirty-Nine Weeks Ended February 22, 2004	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
Operating income (loss)	$(11,925)	$73,920	$5,083	$(405)	$66,673
Interest expense (income)	30,508	17,365	13,827	(9,781)	51,919
Translation (gains) losses	388	(4)	50	—	434

Income (loss) before income taxes — GAAP	(42,821)	56,559	(8,794)	9,376	14,320
Interest expense (income)	30,508	17,365	13,827	(9,781)	51,919
Depreciation and amortization	38,093	13,499	12,313	375	64,280

EBITDA	$25,780	$87,423	$17,346	$(30)	$130,519

(1)	See “Results of Operations” in Management’s Discussion and Analysis for presentation of pro forma operating income.

	Last Twelve Months ("LTM") EBITDA by Segment
	(in thousands)
			Thirty-Nine Weeks	LTM ended
	158 Days ended	249 Days ended	ended	February 22, 2004
Total Swift & Company	February 23, 2003	May 25, 2003	February 22, 2004	(a)
Income before income taxes — GAAP	31,753	59,978	14,320	42,545
Interest expense	30,872	48,592	51,919	69,639
Depreciation and amortization	35,768	51,860	64,280	80,372

EBITDA	$98,393	$160,430	$130,519	$192,556

Swift Beef
Operating (loss)	$(734)	$(440)	$(11,925)	$(11,631)
Interest expense	12,907	33,337	30,508	50,938
Translation losses	—	174	388	562

Loss before income taxes — GAAP	(13,641)	(33,951)	(42,821)	(63,131)
Interest expense	12,907	33,337	30,508	50,938
Depreciation and amortization	19,838	30,079	38,093	48,334

EBITDA	$19,104	$29,465	$25,780	$36,141

Swift Pork
Operating income	$34,708	$53,004	$73,920	$92,216
Interest expense	8,249	12,643	17,365	21,759
Translation gains	—	—	(4)	(4)

Income before income taxes — GAAP	26,459	40,361	56,559	70,461
Interest expense	8,249	12,643	17,365	21,759
Depreciation and amortization	6,658	11,732	13,499	18,573

EBITDA	$41,366	$64,736	$87,423	$110,793

Swift Australia
Operating income	$23,049	$25,693	$5,083	$7,727
Interest expense	8,148	11,405	13,827	17,084
Translation (gains) losses	(6,026)	(9,201)	50	(3,125)

Income (loss) before income taxes — GAAP	20,927	23,489	(8,794)	(6,232)
Interest expense	8,148	11,405	13,827	17,084
Depreciation and amortization	9,240	9,997	12,313	13,070

EBITDA	$38,315	$44,891	$17,346	$23,922

Corporate and Other
Operating income (loss)	$(424)	$57	$(405)	$76
Interest expense (income)	1,568	(8,793)	(9,781)	(20,142)
Translation losses	—	1	—	1
Gain on business interruption recovery	—	(21,230)	—	(21,230)

Income (loss) before income taxes — GAAP	(1,992)	30,079	9,376	41,447
Interest expense (income)	1,568	(8,793)	(9,781)	(20,142)
Depreciation and amortization	32	52	375	395

EBITDA	$(392)	$21,338	$(30)	$21,700

(a)	This column is derived by deducting the 158 days ended February 23, 2003, from the 249 days ended May 25, 2003, and adding the thirty-nine weeks ended February 22, 2004.

Results of Operations

     Accounting principles generally accepted in the United States of America require our operating results prior to the Transaction to be reported as the results of the Predecessor Entity for periods prior to September 19, 2002 in the financial statements. Our operating results subsequent to the Transaction are presented as the Successor’s results in the financial statements and include the 158 days ended February 23, 2003 and the thirteen and thirty-nine weeks ended February 22, 2004.

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

	115 Days Ended September 18, 2002					Pro Forma
	ConAgra	Elimination	Adjustments		158 Days	Thirty-Nine Weeks
	Red Meat	of Businesses	For the		Ended	Ended
	Business	Not Acquired	Transaction (a)	Total	February 23, 2003	February 23, 2003
Statement of Earnings Data:
Net sales	$2,692,450	$(51,527)	$—	$2,640,923	$3,556,033	$6,196,956
Cost of goods sold	2,609,419	(70,989)	2,475	2,540,905	3,446,574	5,987,479

Gross profit (loss)	83,031	19,462	(2,475)	100,018	109,459	209,477

Selling, general and administrative expense	36,900	(2,095)	4,594	39,399	52,860	92,259
Translation gains	—	—	—	—	(6,026)	(6,026)
Corporate allocations: Selling, general and administrative expense	4,509	(875)	—	3,634	—	3,634
Corporate allocations: Finance charges/interest and financing expense	13,604	190	(13,794)	—	—	—
Interest expense	—	—	21,375	21,375	30,872	52,247

Total expenses	55,013	(2,780)	12,175	64,408	77,706	142,114

Total income (loss) before income taxes	28,018	22,242	(14,650)	35,610	31,753	67,363
Income tax expense (benefit)	9,602	8,452	(4,061)	13,993	10,955	24,948

Net income (loss)	$18,416	$13,790	$(10,589)	$21,617	$20,798	$42,415

(a)	Adjustments for the Transaction represent certain adjustments and eliminations, such as an adjustment to estimated depreciation expense based on the fair values of assets acquired, amounts payable pursuant to the Monitoring and Oversight Agreement, amortization expense related to the Live Cattle Supply Agreement and the Preferred Supplier Agreement, an elimination of historical allocated corporate financing cost, the addition of interest expense as a result of the Transaction and the tax effects of the pro forma adjustments at an estimated statutory tax rate of 38%.

   Thirty-nine weeks ended February 22, 2004 compared to thirty-nine weeks ended February 23, 2003 (Pro forma).

     The information presented below for the thirty-nine weeks ended February 22, 2004 compared to the Pro forma thirty-nine weeks ended February 23, 2003 is derived from comparing (1) the unaudited results of the Acquired Business for the thirty-nine weeks ended February 22, 2004 to (2) the sum of the unaudited historical financial statements of the Predecessor Entity after deducting the results of the businesses not acquired for the 115 day period from May 27, 2002 through September 18, 2002 and including Pro forma adjustments related to the Transaction, plus the results of the Acquired Business for the 158 day period from September 19, 2002 to February 23, 2003.

     Net Sales. Net sales for the thirty-nine weeks ended February 22, 2004 increased $1,073.7 million, or 17%, as compared to the thirty-nine weeks ended February 23, 2003 (Pro forma). The increase in net sales reflects higher selling prices for beef and pork products, a 5% increase in pork volume, and was offset by a 4% decrease in beef volume. Net sales prices increased 27% in beef and

13% in pork. The increase in beef net sales prices is a result of higher consumer demand for beef products, primarily as a result of the ban on Canadian cattle imports resulting in limited supply of live cattle and domestically produced boxed beef. The increase in pork net sales prices is primarily due to the escalating prices of competing protein products, such as beef, which in turn have increased the price of pork products. Sales were also impacted in the current quarter by reduced exports as foreign borders remain closed to US beef exports due to the single BSE case in Washington state, and the continuing US ban on importing Canadian live animals. While export sales volumes of US boxed beef have declined approximately 41.3 million pounds (15%) in the most recent thirty-nine weeks compared to the corresponding period in the prior year (Pro forma), export boxed beef sales revenues have actually increased approximately $42.0 million (11%) driven primarily by sales prior to the foreign border closings. US pork export sales volumes in the current thirty-nine weeks increased 9.8 million pounds (9%) from the corresponding prior period (Pro forma), and pork sales revenue has increased $22.0 million, a 27% increase due to increased demand.

     Cost of Goods Sold. Cost of goods sold increased $1,130.4 million, or 19%, for the thirty-nine weeks ended February 22, 2004 compared to the thirty-nine weeks ended February 23, 2003 (Pro forma). The increase in cost of goods sold is primarily a result of increased live cattle and hog costs in the current year as compared to the prior year and a reduction in market value of inventory due to the closure of international borders on December 23, 2003. Increases in live cattle prices reflect market supply imbalances due to the US government ban on importing Canadian live cattle, but allowing the import of Canadian boxed beef since September 2003, resulting in greater competition among US beefpackers for livestock and thus higher prices for livestock raw materials. The decision by the government created an imbalance in the markets for livestock prices and the value of finished goods which could be produced from them. Two of our US beef plants have been operating at reduced capacity, and processing fewer head which has resulted in higher operating costs per unit, further negatively impacting margins. Margins were also impacted by the discovery of a single case of BSE in a cow slaughtered in Washington. See Note 8 of “Notes to Consolidated Financial Statements.”

     Gross Margin Percentage. Gross margin percentage decreased in the current year to 2.1% for the thirty-nine weeks ended February 22, 2004 compared to 3.4% for the thirty-nine weeks ended February 23, 2003 (Pro forma). The decrease is a result of higher selling prices more than offset by higher live cattle and hog prices. The US Government’s decision to continue to ban imports of live cattle yet allow Canadian packers to export their boxed beef outputs to the US has negatively impacted US beef packer margins since September 2003, as US packers have “bid up” the price of livestock, yet have not been able to realize the seasonal historical average margin on finished goods competing against the lower priced Canadian boxed beef.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were $86.1 million for the thirty-nine weeks ended February 22, 2004 compared to $92.3 million for the thirty-nine weeks ended February 23, 2003 (Pro forma). The decrease of $6.2 million, or 7%, is primarily related to Company-wide efforts to reduce general and administrative expenses as a result of current market conditions, and the reduction of year-to-date management incentive accruals as a result of the Company’s third quarter performance, partially offset by increased expenses incurred as a result of transitioning to a stand-alone company, such as professional fees including audit, tax, information technology, insurance and labor expenses that had been charged as corporate allocations prior to September 19, 2002.

     Corporate Allocations/Interest Expense. Corporate allocations including selling, general and administrative and finance charges/interest and financing expense were $18.1 million for the 115 days ended September 18, 2002 prior to the pro forma adjustments to eliminate the majority of such charges. No corporate allocations were recorded subsequent to the Transaction date of September 18, 2002.

     Interest expense was $51.9 million for the thirty-nine weeks ended February 22, 2004. For more information on interest expense see Note 3 of “Notes to Consolidated Financial Statements.”

     Other Items. Our operating results were also impacted by a translation loss of ($0.4) million for the thirty-nine weeks ended February 22, 2004 related to the foreign currency translation impacts of our international businesses, which has increased by 22% since year-end. During the second quarter ended November 23, 2003 we entered into a forward contract to hedge our exposure on intercompany borrowings with our Australian subsidiary. Changes in fair value of this contract have been recorded in the statements of earnings as an offset to translation gains or losses on intercompany borrowings.

     Income Taxes. For the 158 days ended February 23, 2003, our effective tax rate for the Acquired Business was approximately 34.5% as compared to 36.0% for prior periods on a Predecessor Entity basis. For the thirty-nine weeks ended February 22, 2004, our effective tax rate was approximately 34.5%. As we are no longer a division of our previous parent company, we must file separate consolidated tax returns for the Acquired Business and the parent entities on a stand-alone basis.

   Thirteen weeks ended February 22, 2004 compared to thirteen weeks ended February 23, 2003.

     Net Sales. Net sales for the thirteen weeks ended February 22, 2004 increased $228.5 million, or 11%, as compared to the thirteen weeks ended February 23, 2003. The increase in net sales reflects slightly higher selling prices for beef and pork products, a 8% increase in pork volume, and was offset by an 8% decrease in beef volume. Sales were also impacted in the current quarter by reduced exports as foreign borders remain closed due to the single BSE case in Washington state, and the continuing US ban on importing Canadian live cattle. The increase in beef net sales prices year over year is a result of higher market prices for livestock, primarily as a result of the ban on Canadian cattle imports which resulted in limited supplies of live cattle and domestically produced boxed beef. The increase in pork net sales prices is primarily due to the escalating prices of competing protein products, such as beef, which in turn have increased the price of pork products. Export sales volumes of US boxed beef have declined approximately 59.3 million pounds (70%) during the thirteen weeks ended February 22, 2004 as compared to the thirteen weeks ended February 23, 2003 and export boxed beef sales revenues have declined approximately $78.5 million (61%) from the prior year thirteen weeks primarily due to the international border closings on December 23, 2003. US pork export sales volumes in the thirteen weeks ended February 22, 2004 increased approximately 12.9 million pounds (36%) over the thirteen weeks ended February 23, 2003, while sales have increased $7.2 million, or 26%, due to increased market demand.

     The closure of international borders to US beef products could not fully be replaced by Australian beef production for three main reasons. First, Swift Australia produces the majority of its beef from grass-fed animals. As such, its production is valued most highly in Australia and other world markets (including the US) where lean beef is valued. The markets in Japan and Korea, which were US beef’s number one and two export markets, however, place higher value on beef from grain fed animals, which constitute only approximately 15% of Swift Australia’s annual production. In addition, like many employers in Australia, Swift Australia has a thirty day period annually around Christmas during which its plants are taken offline, and the workforce enjoys an extended holiday period. The closure of international borders on December 23, 2003 occurred after the workforce had disbanded for their annual leave, and could not be recalled to ramp up production. Further, while Australia appears to have come out of the drought conditions they had been experiencing earlier this fiscal year, there are not sufficient cattle available to significantly alter the existing production schedules for Australian meatpackers, including Swift Australia.

     Cost of Goods Sold. Cost of goods sold increased $310.0 million, or 16%, for the thirteen weeks ended February 22, 2004 as compared to the thirteen weeks ended February 23, 2003. The increase in cost of goods sold is primarily a result of increased cattle and hog costs. Increases in live cattle prices reflect market supply imbalances due to the US government ban on importing Canadian live cattle, but allowing the import of Canadian boxed beef since September 2003, which has resulted in greater competition among US beefpackers for livestock and thus higher prices for livestock raw materials. The decision by the government created an imbalance in the markets for livestock prices and the value of finished goods which could be produced from them. Two of our US beef plants have been operating at reduced capacity and as a result have incurred higher operating costs per unit, further negatively impacting margins. Margins were also impacted by the discovery of a single case of BSE in a cow slaughtered in Washington. See Note 8 of “Notes to Consolidated Financial Statements.”

     Gross Margin Percentage. Gross margin percentages were (1.3%) for the thirteen weeks ended February 22, 2004 as compared to 2.6% for the prior year’s thirteen weeks. The decrease is a result of higher live cattle and hog prices on a 8% increase in pork volume and decreased cattle volume of 8%, coupled with the effects of BSE and imports of Canadian boxed beef. The US Government’s decision to continue to ban imports of live cattle yet allow Canadian packers to export their boxed beef outputs to the US, has negatively impacted US beef packer margins, as US packers have “bid up” the price of livestock, yet have not been able to realize the seasonal historical average margin on finished goods competing against the lower priced Canadian boxed beef imports.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were $18.4 million for the thirteen weeks ended February 22, 2004 as compared to $31.1 million for the thirteen weeks ended February 23, 2003. The decrease of $12.7 million or 41% is related to Company-wide efforts to reduce general and administrative expenses as a result of current market conditions and the reduction of year-to-date management incentive accruals as a result of the Company’s third quarter performance.

     Interest Expense. Interest expense was $16.0 million for the thirteen weeks ended February 22, 2004 as compared to $17.3 million for the thirteen weeks ended February 23, 2003. The decrease of $1.2 million or 7% is due to the change in market value on the interest rate swap that we entered into in the first quarter of fiscal 2004.

     Other Items. Our operating results were also impacted by a translation gain of $0.8 million for the thirteen weeks ended February 22, 2004, as compared to a gain of $1.8 million for the thirteen weeks ended February 23, 2003. The gains are related to the currency impacts of our international businesses. During the second quarter ended November 23, 2003 we entered into a forward contract to hedge our exposure on intercompany borrowings with our Australian subsidiary. Changes in fair value of this contract have been recorded in the statements of earnings as an offset to translation gains or losses on intercompany borrowings.

     Income Taxes. For the thirteen weeks ended February 22, 2004, our effective tax rate was approximately 34.5% as compared to 34.5% for the thirteen weeks February 23, 2003.

Segment Results

     The following table presents segment results for the thirty-nine weeks ended February 23, 2003 and February 22, 2004 (in thousands):

	115 Days Ended September 18, 2002					Pro Forma
	ConAgra	Elimination	Adjustments		158 Days	Thirty-Nine Weeks	Thirty-Nine Weeks
	Red Meat	of Businesses	For the		Ended	Ended February 23,	Ended February 22,
	Business	Not Acquired	Transaction (a)	Total	February 23, 2003	2003	2004
Net Sales
Swift Beef	$1,811,247	$—	$—	$1,811,247	$2,398,331	$4,209,578	$4,789,235
Swift Pork	478,812	—	—	478,812	681,890	1,160,702	1,374,619
Swift Australia	350,525	—	—	350,525	484,202	834,727	1,106,717
Corporate and Other	51,866	(51,527)	—	339	(8,390)	(8,051)	85

Total	$2,692,450	$(51,527)	$—	$2,640,923	$3,556,033	$6,196,956	$7,270,656

Depreciation and Amortization (b)
Swift Beef	$12,236	$—	$3,400	$15,636	$21,845	$37,481	$41,293
Swift Pork	4,633	—	1,951	6,584	7,941	14,525	15,337
Swift Australia	3,531	—	1,088	4,619	9,590	14,209	13,963
Corporate and Other	1,172	(1,142)	—	30	32	62	375

Total	$21,572	$(1,142)	$6,439	$26,869	$39,408	$66,277	$70,968

Operating Income (Loss) Before
Other Items (c)
Swift Beef	$41,820	$—	$(3,732)	$38,088	$(734)	$37,354	$(11,925)
Swift Pork	9,061	—	(2,142)	6,919	34,708	41,627	73,920
Swift Australia	14,929	—	(1,195)	13,734	23,049	36,783	5,083
Corporate and Other	(19,679)	21,557	—	1,878	(424)	1,454	(405)

Total	46,131	21,557	(7,069)	60,619	56,599	117,218	66,673

Corporate allocations	18,113	(685)	(13,794)	3,634	—	3,634	—
Translation (gains) losses	—	—	—	—	(6,026)	(6,026)	434
Interest expense	—	—	21,375	21,375	30,872	52,247	51,919

Total Income (Loss) Before
Income Taxes	$28,018	$22,242	$(14,650)	$35,610	$31,753	$67,363	$14,320

(a)	Adjustments for the Transaction represent certain adjustments and eliminations, such as an adjustment to estimated depreciation expense based on the fair values of assets acquired, amounts payable pursuant to the Monitoring and Oversight Agreement, amortization expense related to the Live Cattle Supply Agreement and the Preferred Supplier Agreement, an elimination of historical allocated corporate financing cost, the addition of interest expense as a result of the Transaction and the tax effects of the pro forma adjustments at an estimated statutory tax rate of 38%.

(b)	Depreciation and amortization amounts above include bond discount accretion and debt issuance cost amortization for Swift Beef of $1.9 million and $3.2 million, for Swift Pork of $1.2 million and $1.8 million, and for Swift Australia of $0.6 million and $1.7 million, respectively for the 158 days ended February 23, 2003 and thirty-nine weeks ended February 22, 2004. These amounts are included in interest expense in the statements of earnings.

(c)	Other items include corporate allocations prior to the Transaction, and include translation gains and interest expense subsequent to the Transaction.

   Thirty-nine weeks ended February 22, 2004 compared to thirty-nine weeks ended February 23, 2003 (Pro forma).

     The information presented below for the thirty-nine weeks ended February 22, 2004 compared to the Pro forma thirty-nine weeks ended February 23, 2003 is derived from comparing (1) the unaudited results of the Acquired Business for the thirty-nine weeks ended February 22, 2004 to (2) the sum of the unaudited historical financial statements of the Predecessor Entity after deducting the results of the businesses not acquired for the 115 day period from May 27, 2002 through September 18, 2002 and including Pro forma adjustments related to the Transaction, plus the results of the Acquired Business for the 158 day period from September 19, 2002 to February 23, 2003.

   Swift Beef

     Net Sales. Net sales of Swift Beef were $4,789.2 million for the thirty-nine weeks ended February 22, 2004 compared to $4,209.6 million for the thirty-nine weeks ended February 23, 2003 (Pro forma). The increase of $579.7 million, or 14%, reflects 20% higher selling prices on 5% lower sales volumes. Higher beef prices reflected increased consumer demand for beef especially during the first twenty-six weeks of the current fiscal year, due in part to the success of high protein diets. Lower US beef production volumes reflect the negative impact in the current quarter from reduced exports as foreign borders remain closed to US beef exports due to the single BSE case in Washington state. Sales were also impacted by the continuing US ban on importing Canadian live cattle while allowing Canadian packers to export their finished goods into the US which has depressed US packer production. While export sales volumes of US boxed beef have declined approximately 41.3 million pounds (15%) in the most recent thirty-nine weeks compared to the corresponding period in the prior year (Pro forma), export boxed beef sales revenues have actually increased approximately $42.0 million (11%) driven primarily by sales prior to the foreign border closings.

     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $41.3 million for the thirty-nine weeks ended February 22, 2004 compared to $37.5 million for the thirty-nine weeks ended February 23, 2003 (Pro forma). The increase of $3.8 million, or 10%, resulted primarily from the recording of amortization of debt issuance costs and PP&E additions placed in service in the current year.

     Operating Income (Loss). Operating loss of Swift Beef was ($11.9) million for the thirty-nine weeks ended February 22, 2004 compared to income of $37.4 million for the thirty-nine weeks ended February 23, 2003 (Pro forma). The decrease of $49.3 million, primarily reflects higher cattle costs and increased labor and other production related costs, coupled with the effects of the single BSE outbreak in Washington state and imports of Canadian boxed beef that began in September 2003.

     Gross margin percentages were 0.8% for the current thirty-nine weeks and 2.5% for the prior thirty-nine weeks (Pro forma). The decrease in gross margin percentage reflects a reduction in the spread between the gross selling price for finished goods and the raw material cost, as compared to the same period in the prior year. This impact was compounded by the effects of the BSE outbreak in Washington state, (see Note 8 of “Notes to Consolidated Financial Statements”), imports of Canadian boxed beef that began in September 2003 and an increase in plant operating expenses, principally related to freight and labor expense as a result of increased focus on food safety. The US Government’s decision to ban imports of live Canadian cattle, yet allow Canadian beef packers to continue to export their boxed beef outputs to the US, has negatively impacted US beef packer margins since September 2003, as competition among US packers for livestock have “bid up” the price of US livestock, yet US packers have not been able to realize the seasonal historical average margin on finished goods competing against the lower priced Canadian boxed beef imports.

   Swift Pork

     Net Sales. Net sales of Swift Pork were $1,374.6 million for the thirty-nine weeks ended February 22, 2004 compared to $1,160.7 million for the thirty-nine weeks ended February 23, 2003 (Pro forma). The increase of $213.9 million, or 18%, reflects a 13% increase in selling prices and a 5% increase in sales volume. The higher pork selling prices are primarily due to the continued high prices of competing protein products such as beef, which in turn increase the price of pork products. Higher pork sales prices also resulted from increased pork demand as pork has become a substitute for beef in certain foreign markets closed due to the BSE issue. Additionally, the removal of higher volumes of pork, formerly destined for US consumption into foreign markets has tightened US pork supply and increased prices for domestic sales. US pork export sales volumes in the current thirty-nine weeks increased 9.8 million pounds (9%) from the corresponding prior period (Pro forma), while revenues have increased approximately $22.0 million or 27% due to increased consumer demand.

     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $15.3 million for the thirty-nine weeks ended February 22, 2004 compared to $14.5 million for the thirty-nine weeks ended February 23, 2003 (Pro forma). The increase of $0.8 million, or 6%, resulted primarily from the recording of amortization of debt issuance costs and PP&E additions placed in service in the current fiscal year.

     Operating Income. Operating income of Swift Pork was $73.9 million for the thirty-nine weeks ended February 22, 2004 compared to $41.6 million for the thirty-nine weeks ended February 23, 2003 (Pro forma). The increase of $32.3 million reflects an increase in the spread between selling price and raw material cost per pound. The higher pork margins resulted from the escalating prices for pork due to the increased prices of competitive proteins. Additionally, the removal of higher volumes of pork, formerly destined for US consumption into foreign markets has tightened US pork supply and increased prices for domestic sales.

     Gross margin percentages were 7.1% for the thirty-nine weeks ended February 22, 2004 and 4.9% for the prior thirty-nine weeks (Pro forma). The increase is a result of an increase in the spread between the gross selling price for finished goods and the raw material cost, some of which are contracted.

   Swift Australia

     Net Sales. Net sales of Swift Australia were $1,106.7 million for the thirty-nine weeks ended February 22, 2004 compared to $834.7 million for the thirty-nine weeks ended February 23, 2003 (Pro forma). The increase of $272.0 million, or 33%, reflects 36% higher selling prices which include an Australian dollar to US dollar exchange rate increase of an average of 25% between the two periods and was slightly offset by a 2% decrease in volumes. The increase in net sales was due to the ongoing drought which reduced cattle supplies significantly and drove increased selling prices. The closure of international borders to US beef products could not fully be replaced by Australian beef production for three main reasons. First, Swift Australia produces the majority of its beef from grass fed animals. As such, its production is valued most highly in Australia and other world markets (including the US) where lean beef is valued. The markets in Japan and Korea, which were US beef’s number one and two export markets, however, place higher value on beef from grain fed animals, which constitute only approximately 15% of Swift Australia’s annual production. In addition, like many employers in Australia, Swift Australia has a thirty day period annually around Christmas during which its plants are taken offline, and the workforce enjoys an extended holiday period. The closure of international borders on December 23rd occurred after the workforce had disbanded for their annual leave, and could not be recalled to ramp up production. Further, while Australia appears to have come out of the drought conditions they experienced earlier this fiscal year, there are not sufficient cattle available to significantly alter the existing production schedules for Australian meatpackers, including Swift Australia.

     Operating Income. Operating income of Swift Australia was $5.1 million for the thirty-nine weeks ended February 22, 2004 compared to $36.8 million for the thirty-nine weeks ended February 23, 2003 (Pro forma). The decrease of $31.7 million, resulted primarily from an increase in livestock prices combined with increased selling, general and administrative expenses associated with becoming a stand-alone company (such as insurance). Drought conditions were experienced throughout a substantial portion of the period but cattle prices remained high, supported primarily by sustained processor competition for cattle. In addition, the Australian dollar to US dollar exchange rate increased an average 25% between the two periods.

     Gross margin percentages decreased to 1.7% for the current thirty-nine weeks compared to 5.5% for the prior thirty-nine weeks (Pro forma). The decrease was due to higher raw material costs which more than offset the increased selling price.

     The following table presents segment results for the thirteen weeks ended February 23, 2003 and February 22, 2004 (in thousands):

	Thirteen Weeks	Thirteen Weeks
	Ended February 23,	Ended February 22,
	2003	2004
Net Sales
Swift Beef	$1,376,107	$1,412,594
Swift Pork	390,856	456,790
Swift Australia	261,582	382,502
Corporate and Other	(5,039)	90

Total	$2,023,506	$2,251,976

Depreciation and Amortization (a)
Swift Beef	$12,855	$14,031
Swift Pork	4,939	5,158
Swift Australia	6,919	5,088
Corporate and Other	369	56

Total	$25,082	$24,333

Operating Income (Loss) Before Other Items (b)
Swift Beef	$(11,544)	$(82,341)
Swift Pork	20,725	27,111
Swift Australia	11,711	7,318
Corporate and Other	(114)	(189)

Total	20,778	(48,101)

Translation gains	1,820	823
Interest expense	(17,281)	(16,036)

Total Income (Loss) Before Income Taxes	$5,317	$(63,314)

(a)	Depreciation and amortization amounts above include bond discount accretion and debt issuance cost amortization for Swift Beef of $1.4 million and $1.1 million, for Swift Pork of $0.9 million and $0.6 million, and for Swift Australia of $0.4 million and $0.6 million, respectively for the thirteen weeks ended February 23, 2003 and February 22, 2004. These amounts are included in interest expense in the statements of earnings.

(b)	Other items include corporate allocations prior to the Transaction; and include translation gains and interest expense subsequent to the Transaction.

Thirteen weeks ended February 22, 2004 compared to thirteen weeks ended February 23, 2003.

   Swift Beef

     Net Sales. Net sales of Swift Beef were $1,412.6 million for the thirteen weeks ended February 22, 2004 compared to $1,376.1 million for the thirteen weeks ended February 23, 2003. The net sales increase of $36.5 million, or 3%, reflects 12% higher sales prices. Volume for the 13 weeks ended February 22, 2004 was down approximately 8% versus USDA volume reductions on fed cattle of approximately 9% as compared to the prior year. The increase in beef net sales prices year over year is a result of higher market prices for livestock, primarily as a result of the ban on Canadian cattle imports resulting in limited supply of live cattle and domestically produced boxed beef. Lower US beef production volumes reflect the negative impact in the current quarter of reduced exports as foreign borders remain closed to US beef exports due to the single BSE case in Washington state. Sales were also impacted by the continuing US ban on importing Canadian live cattle while allowing Canadian packers to export their finished goods into the US which has depressed US packer production. Export sales volumes of US boxed beef have declined approximately 59.3 million pounds (70%) during the thirteen weeks ended February 22, 2004 as compared to the thirteen weeks ended February 23, 2003 and export boxed beef sales revenues have declined approximately $78.5 million (61%) from the prior year thirteen weeks primarily due to the international border closings on December 23, 2003.

     Operating Loss. The operating loss of Swift Beef was ($82.3) million for the thirteen weeks ended February 22, 2004 compared to ($11.5) million for the thirteen weeks ended February 23, 2003. The decrease of $70.8 million is primarily a result of higher cattle costs and increased labor and other production related costs, coupled with the effects of the single BSE outbreak in Washington state and imports of Canadian boxed beef that began in September 2003. The decrease was offset by lower general and administrative costs in the current period and the reduction of year-to-date management incentive accruals as a result of the Company’s third quarter performance.

     Gross margin percentages were (5.1%) for the current thirteen weeks and 0.5% for the prior thirteen weeks. The gross margin decrease reflects a reduction in the spread between the gross selling price for finished goods and the raw material cost, as compared to the same period in the prior year. This impact was compounded by an increase in plant operating expenses, coupled with the effects of the single BSE outbreak in Washington state, (see Note 8 of “Notes to Consolidated Financial Statements”) and imports of Canadian boxed beef that began in September 2003. The US Government’s decision to continue to ban imports of live Canadian cattle, yet allow Canadian beef packers to export their boxed beef outputs to the US, has negatively impacted US beef packer margins, as competition among US packers for livestock have “bid up” the price of US livestock yet, US packers have not been able to realize the seasonal historical average margin on finished goods competing against the lower priced Canadian boxed beef imports.

   Swift Pork

     Net Sales. Net sales of Swift Pork were $456.8 million for the thirteen weeks ended February 22, 2004 compared to $390.9 million for the thirteen weeks ended February 23, 2003. The increase of $65.9 million, or 17%, reflects an 8% increase in selling prices and a 8% increase in volume. The higher pork selling prices are primarily due to the continued high prices of competing protein products such as beef, which in turn increase the price of pork products. Higher pork sales prices also resulted from increased pork demand as pork has become a substitute for beef in certain foreign markets closed due to the BSE issue. Additionally, the removal of higher volumes of pork formerly destined for US consumption into foreign markets has tightened US pork supply and increased prices for domestic sales. US pork export sales volumes in the thirteen weeks ended February 22, 2004 increased approximately 12.9 million pounds (36%) over the thirteen weeks ended February 23, 2003, while revenues have increased approximately $7.2 million or 26% due to increased consumer demand.

     Operating Income. Operating income of Swift Pork was $27.1 million for the thirteen weeks ended February 22, 2004 compared to $20.7 million for the thirteen weeks ended February 23, 2003. The increase of $6.4 million, or 31%, reflects an increase in the spread between selling price and raw material cost per pound, coupled with lower general and administrative costs in the current period and the reduction of year-to-date management incentive accruals as a result of the Company’s third quarter performance.

     Gross margin percentages decreased slightly to 7.0% for the current thirteen weeks compared to 7.6% for the prior thirteen weeks reflecting a decrease in the spread between the gross selling price of finished goods and the raw material cost.

   Swift Australia

     Net Sales. Net sales of Swift Australia were $382.5 million for the thirteen weeks ended February 22, 2004 compared to $261.6 million for the thirteen weeks ended February 23, 2003. The increase in net sales of $120.9 million, or 46%, primarily reflects 59% higher sales prices which include an Australian dollar to US dollar exchange rate increase of an average of 32% between the two periods and was partially offset by reduced volumes of approximately 8%. The increase in net sales was due to the ongoing drought which reduced cattle supplies significantly and drove increased selling prices. The closure of international borders to US beef products could not fully be replaced by Australian beef production for three main reasons. First, Swift Australia produces the majority of its beef from grass fed animals. As such, its production is valued most highly in Australia and other world markets (including the US) where lean beef is valued. The markets in Japan and Korea, which were US beef’s number one and two export markets, however, place higher value on beef from grain fed animals, which constitute only approximately 15% of Swift Australia’s annual production. In addition, like many employers in Australia, Swift Australia has a thirty day period annually around Christmas during which its plants are taken offline, and the workforce enjoys an extended holiday period. The closure of international borders on December 23, 2003 occurred after the workforce disbanded for their annual leave, and could not be recalled to ramp up production. Further, while Australia appears to have come out of the drought conditions they experienced earlier this fiscal year, there are not sufficient cattle available to significantly alter the existing production schedules for Australian meatpackers, including Swift Australia.

     Operating Income. Operating income of Swift Australia was $7.3 million for the thirteen weeks ended February 22, 2004 compared to $11.7 million for the thirteen weeks ended February 23, 2003. The decrease of $4.4 million or 37%, is primarily a result of a decrease in the spread between selling price and raw material cost per pound. In addition, the Australian dollar to US dollar exchange rate increased an average 32% between the two periods.

     Gross margin percentages were 2.7% for the current thirteen weeks compared to 6.1% for the prior thirteen weeks. The decrease was due to higher raw material costs which more than offset the increased selling price.

Recent Developments

     On December 23, 2003, the USDA reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or BSE) in the United States after performing preliminary tests on a cow slaughtered in Washington. Additional testing of the samples performed in the United Kingdom confirmed the findings on December 25, 2003. Following the announcement, the USDA recalled approximately 10,000 pounds of beef that originated from the Washington slaughter facility, and nearly a dozen countries, including Mexico, Japan, South Korea, Australia, Taiwan, Singapore, Malaysia, Russia and China, have temporarily banned the import of US beef. Mexico, Japan and South Korea are the top three importers of US beef by volume according to the US Meat Export Federation. During fiscal 2003 and the quarter ended November 23, 2003, these three countries collectively accounted for approximately 85% and 87%, respectively, of our US beef exports, representing 11% and 14% of total worldwide beef sales for these periods. See discussion of the BSE impact in Note 8 of “Notes to Consolidated Financial Statements.”

     We cannot anticipate the duration of these beef import bans or whether additional countries may impose similar restrictions. In addition, we cannot presently assess any further economic impact of this occurrence on the U.S. beef industry or on our operations. Our revenues and net income may continue to be materially adversely affected in the event previously announced import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

     The border to Mexico opened during March 2004 to specified boxed beef products from animals under 30 months of age, however the impact to date on the US beef industry has been marginal. US beef industry production levels for the quarter remain roughly 9% below year-ago levels, a situation that has existed since the US border was opened in September 2003 to Canadian boxed beef from animals under 30 months of age but was kept closed to imports of live animals. The United States Department of Agriculture (USDA) has published a proposed rule revising its policy to keep the US border closed to live animals for processing in the US. A decision is expected sometime after the comment period for the proposed rule expires on April 7, 2004.

     Another development of note during the past quarter was Swift & Company’s announcement in December of the first traceability/animal identification program for a multi-plant beef processor in the United States. Swift Trace™ gives Swift & Company the ability to trace boxed beef back through the entire production process, from the feedlot to finished boxed beef. Swift Trace is being expanded with the introduction of an optical scanning component that provides a unique “fingerprint” for each animal. The enhanced Swift Trace will ultimately give the company the ability to expand traceability back to birth. The optical scanning capability is being introduced to Swift & Company’s production facility in Greeley, Colorado early in calendar year 2004 on a test basis.

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

     At any time our accounts payable includes an overdraft position as a result of accounts payable checks that have been issued but not yet presented for payment. This overdraft position represents approximately five days of activity. Typically, daily cash collections offset the daily funding of payable checks. For more information on bank overdrafts, see Note 1 of the “Notes to Consolidated Financial Statements.”

   Internal Sources of Liquidity

     For the 115 days ended September 18, 2002 and the 158 days ended February 23, 2003, we generated $4.0 million and $48.8 million of cash, respectively. During the thirty-nine weeks ended February 22, 2004, we generated $22.0 million of cash, which is the net impact of $84.1 million provided by operations, $48.8 million used in investing activities, $13.9 million used in financing activities and $0.6 million attributable to changes in foreign exchange rates.

     Cash provided by operating activities totaled $2.3 million for the 115 days ended September 18, 2002 (Predecessor Entity basis) and $122.3 million and $84.1 million, respectively, for the 158 days ended February 23, 2003 and the thirty-nine weeks ended February 22, 2004 for the Acquired Business. The decreased amount of cash generated from operating activities was primarily a result of our higher use of trade working capital (accounts receivable plus inventory, less accounts payable and accrued expenses) during the current thirty-nine week period as compared to our use of trade working capital during the same period in the prior year. Cash flows from operating activities for the 115 days ended September 18, 2002 were also impacted by changes in working capital related to businesses not acquired of ($14.3) million.

     Cash used in investing activities totaled $7.5 million for the 115 days ended September 18, 2002 (Predecessor Entity basis) and $819.6 million and $48.8 million, respectively for the 158 days ended February 23, 2003 and the thirty-nine weeks ended February 22, 2004 for the Acquired Business. The decrease from prior year is primarily a result of the purchase of the Acquired Business in the prior year, offset by an increase in capital expenditures in the current fiscal year.

     Cash provided by financing activities totaled $9.2 million for the 115 days ended September 18, 2002 (Predecessor Entity basis) as compared to cash provided of $745.3 million and cash used of $13.9 million, respectively for the 158 days ended February 23, 2003 and the thirty-nine weeks ended February 22, 2004 for the Acquired Business. The decrease in cash provided by financing activities is primarily a result of the purchase of the Acquired Business in the prior year.

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

     We have in place a short-term revolving credit facility of $350.0 million (expiring in September 2007), of which $200.9 million was available for borrowing as of February 22, 2004 with major domestic and international banks. The interest rates for the revolving credit facility vary based on currency denominations and borrowing rates of our lenders.

     At February 22, 2004, we had $635.7 million of total debt outstanding as compared to $624.3 million as of May 25, 2003.

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

     In addition, we have hog purchase contracts which require the purchase of a minimum of approximately 23.4 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices.

   Bank Covenant Compliance

     Our senior credit facilities’ financial covenants are based on Adjusted EBITDA as defined in the senior credit facilities. These financial covenants require us to comply with certain ratios calculated using Adjusted EBITDA and determine our ability to meet future debt service, incur additional indebtedness or capital expenditures and assess our working capital requirements. In particular, these financial covenants currently require us not to:

•	exceed a maximum leverage ratio of 4.0x;

•	fall below a minimum interest coverage ratio of 2.5x; and

•	fall below a minimum fixed charge ratio of 1.05.

     Our leverage ratio, interest coverage ratio and fixed charge coverage ratio are to be calculated each fiscal quarter based on the latest twelve month financial data.

     The calculated ratios for the latest twelve months (“LTM”) ended February 22, 2004 are as follows:

		Latest Twelve
		Months
		Ended
		February 22,
		2004 (d)
Leverage Ratio:
Consolidated Debt/		$635,654
Adjusted EBITDA(a)	÷	$182,650

		=3.48	x
Interest Coverage Ratio:
Adjusted EBITDA(a)/		$182,650
Consolidated Interest Expense	÷	$60,460

		=3.02	x
Fixed Charge Ratio:
Fixed Charge Numerator(b)/		$90,639
Fixed Charge Denominator(c)	÷	$64,869

		=1.40	x

(a)	The term “Adjusted EBITDA” is a defined term in our senior credit facilities. Adjusted EBITDA is calculated by adding to EBITDA certain items of income and expense. Amounts required to be added back to EBITDA to arrive at Adjusted EBITDA, as defined, for the LTM period presented above include: retiree pension plan not assumed, elimination of historical corporate allocation, the impact of mark-to-market accounting from certain derivative contracts, the impact of non-cash predecessor entity stock option expense recognized, and the deduction for certain standalone incremental costs.

(b)	The numerator for the fixed charge ratio is calculated as defined in our senior credit facilities as: Adjusted EBITDA, less capital expenditures for the preceding four quarters, less total federal income tax liability payable.

(c)	The denominator for the fixed charge ratio is calculated as defined in our senior credit facilities using estimated amounts of annualized consolidated interest expense, plus an annualized principal amount of consolidated financial covenant debt due, plus annualized cash dividends, plus other annualized restricted payments. The terms “annualized consolidated interest expense” and “consolidated financial covenant debt” are defined in our senior credit facilities, filed as Exhibit 10.1 to our Annual Report on Form 10-K.

(d)	LTM EBITDA includes translation gains for all periods presented. The LTM ended February 22, 2004 includes our gain on business interruption recovery and translation gains.

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

     In March 2003, the EITF published Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF Issue No. 02-16 addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. The Issue provides accounting guidance on how a vendor should characterize consideration given to a customer, and when to recognize and how to measure that consideration in its income statement. Swift Operating has adopted the guidance in this Issue as it applies to its vendor relationships. In November 2003, the EITF published Issue No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered Consumers by Manufacturers, which further clarifies Issue No. 02-16. The application of this Issue did not have a material impact on Swift Operating’s consolidated financial statements or disclosures.

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities, (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the Interpretation (“the Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a VIE, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003 and will become applicable for the Company in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. The Company believes it is reasonably possible that the domestic cattle feeding business with which the Company has a Live Cattle Supply Agreement (see Note 4), could be deemed a variable interest entity under the recently revised rules. As discussed in Note 4, the Company acquires all of the live cattle production of the domestic cattle feeding business. This business has total assets of approximately $325 million, of which approximately $250 million represents inventory, primarily cattle and historically generates net income of less than $1.0 million. These activities are financed with a revolving credit agreement between the domestic cattle feeding business and ConAgra Foods. The Company’s maximum exposure to loss, if any, is not expected to be material. The Company believes its full adoption in fiscal year 2005 will not have a material impact on its financial position or results of operations.

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

     The following table provides the fair value of our open derivative instruments (in thousands):

	May 25, 2003	February 22, 2004
Fair Value:
Cattle and hogs	$799	$(4,748)
Energy	2,381	(668)
Foreign currency	982	(248)
Interest rate swap	—	39

Total	$4,162	$(5,625)

•	Fair value for cattle and hogs was determined using the quoted fair value and was based on our net derivative fair value by commodity.

•	Fair value of energy was determined by using quoted market prices, if available, and was based on our net derivative fair value by commodity.

•	Fair value of foreign currency was determined using quoted market prices and was based on the net derivative fair value.

•	Fair value of the interest rate swap was determined using the quoted market price.

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

     As of February 22, 2004, we had firm contracts to purchase approximately 36% of our anticipated need for cattle and hogs, and we had derivative positions for less than 1% of our anticipated need for cattle and hogs.

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

     Gains and losses from energy derivatives are recognized in the statement of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. For the nine months ended February 22, 2004 and February 23, 2003, certain energy derivatives qualify for hedge accounting in accordance with SFAS 133. The ineffective component, generally related to changes in actual usage compared to estimated usage, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. As of February 22, 2004, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we had hedge positions for approximately 11% of our annual needs for natural gas.

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

     Gains and losses from foreign currency derivatives are recognized in the statement of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For the nine months ended February 22, 2004 and February 23, 2003, our foreign currency positions qualify for hedge accounting in accordance with SFAS 133. The ineffective component, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.

Interest Rate Risk

     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks.

     In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. The increase in fair value, of $39 thousand associated with the change in market value for the current year is recorded within interest expense on the statements of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.

     During the second quarter ended November 23, 2003, we entered into a forward contract to hedge our exposure to gains and losses related to currency impacts of intercompany borrowings with our Australian subsidiary. Changes in the fair value of this contract are recorded in the statement of earnings as an offset to translation gains or losses on intercompany borrowings.

Sensitivity Analysis

     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the fair value of applicable commodity prices, foreign exchange rates and interest rates and excludes the underlying items that are being hedged.

	May 25, 2003	February 22, 2004
	(in thousands)	(in thousands)
Fair Value:
Cattle and hogs	$799	$(4,748)
Energy	2,381	(668)
Foreign currency	982	(248)
Interest rate swap	—	39

Total	$4,162	$(5,625)

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$(2,737)	$(18,781)
Energy	1,038	(1,124)
Foreign currency	884	(223)
Interest rate swap	—	(1,045)

Total	$(815)	$(21,173)

ITEM 4. CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. As of February 22, 2004, we completed our separation of certain back office accounting, treasury and financial reporting functions from our former parent, including the implementation of a new accounting package. This process included establishment of policies and procedures and an independent, stand-alone control environment. No significant changes were made to our internal controls or in other factors that have materially affected or are reasonably likely to materially affect these controls during our most recent fiscal year except as previously discussed above. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (1)

3.2	Bylaws of S&C Holdco 3, Inc. (2)

10.1*	By-Products Marketing Agreement, dated as of October 8, 2003, by and between ConAgra Trade Group, Inc. and Swift & Company (3)

10.2*	By-Products Marketing Agreement, dated as of October 8, 2003, by and between ConAgra Trade Group Pty. Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty. Limited (4)

31.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 406 of the Securities Act of 1933.

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(3)	Previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 of Swift & Company (File Number 333-100717)

(4)	Previously filed as Exhibit 10.44 to the Registration Statement on Form S-4 of Swift & Company (File Number 333-100717)

(B)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated January 9, 2004, pursuant to Item 12 of Form 8-K with respect to an announcement of earnings for the quarter ended November 23, 2003.

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

Date: April 2, 2004