Form 10-K
period 2004-05-30
S&C HOLDCO 3 INC
filed 2004-08-27
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2004

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

      There is no market for the Registrant’s common stock. As of August 24, 2004, 1,000 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      None

ANNUAL REPORT ON FORM 10-K

May 30, 2004

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

      Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions and expectations. Any or all forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we currently believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described under the headings in Item 1. Business including “Risk Factors” as well as the availability and prices of live hogs and cattle, raw materials and supplies, food safety, livestock disease, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, access to capital, the cost of compliance with environmental and health standards, adverse results from on-going litigation, action of domestic and foreign governments and the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations.

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

      In the United States, we operate six beef processing facilities, three pork processing facilities, one lamb processing facility and one value-added facility. In Australia, we operate four beef processing facilities, including the largest and what we believe to be the most technologically advanced facility in that country, and four feedlots. Our facilities are strategically located to access raw materials in a cost effective manner and to service our global customer base. We have the ability to process 20,850 cattle and 44,400 hogs daily in the United States and 5,450 cattle daily in Australia based on our facilities’ existing configurations.

      Our business is divided into three segments: Swift Beef, through which we conduct our domestic beef processing business; Swift Pork, through which we conduct our domestic pork processing business; and Swift Australia, through which we conduct our Australian beef business. For the fiscal year ended May 30, 2004, these businesses represented approximately 61%, 20% and 19% of our net sales, respectively. Swift Beef includes a lamb business, which contributed less than 1% of total net sales for the fiscal year ended May 30, 2004.

      Swift Holdings was incorporated in May 2002 along with other subsidiaries and holding companies for the purpose of acquiring the United States beef, pork and lamb processing businesses and the Australian beef business of ConAgra Foods, Inc. On September 19, 2002, the limited partnership formed by our equity sponsors, Hicks, Muse, Tate & Furst Incorporated and Booth Creek Management Corporation, acquired a 54% interest in these businesses other than ConAgra’s domestic cattle feeding operations and other related assets and insignificant businesses (the “Transaction”). In a related transaction, the limited partnership formed by our equity sponsors also acquired a 54% interest in the domestic cattle feeding operations. The entities that were historically operated by ConAgra Foods as integrated businesses, which include the domestic cattle feeding operations and other related assets and insignificant businesses that we did not acquire and liabilities that we did not assume in the Transaction, are referred to as the “ConAgra Red Meat Business” or “Predecessor”. Those entities and operations within the ConAgra Red Meat Business that we actually acquired in the Transaction and which are being operated by Swift Operating are referred to as the “Acquired Business” or “Successor.”

      The aggregate initial consideration for the Acquired Business was $1,025.9 million. As a result of a post-closing purchase price adjustment, ConAgra paid $16.0 million to our ultimate parent, Swift Foods Company, in March 2003. We have reflected the impact of this payment as a reduction to additional paid-in capital in our consolidated financial statements. The total purchase price (including expenses and other consideration) has been allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The Transaction was within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which resulted in a new basis of accounting in accordance with the Financial Accounting Standards Board’s EITF 88-16, Basis in Leveraged Buyout Transactions. In accordance with that guidance, the retained minority interest of the predecessor owner (i.e., ConAgra’s approximate 45% interest)

was carried over at the predecessor basis. The remainder of the investment in the assets acquired (i.e., the approximate 55% acquired by our equity sponsors and management) is based upon fair value. The excess of the purchase price over predecessor basis (book value) of net assets acquired from the predecessor owner was recognized as an offset in stockholder’s equity.

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

Business Strategy

      The key elements of our business strategy are to:

Expand Value-Added Products and Services

      We believe we can increase our profitability by offering higher margin, value-added products and services and, as a result, build strategic relationships with our customers and become their “preferred” supplier. In beef, we intend to continue to broaden our product offering to provide “mass-customized” products that support our customers’ need to differentiate their product offerings while at the same time providing the scale required to meet any customer’s growth requirements. In pork, we intend to continue to develop, improve and offer new products such as seasoned or marinated pork for our retail customers and boneless ham and specialized pork products for our processing customers. We have also reached an agreement to construct an approximately 32,000 square foot customer solutions and product development complex adjoining our headquarters building in Greeley, Colorado. This facility will include 16,000 square feet of customer interaction, culinary, and food processing areas for product testing and process improvement; and 16,000 square feet of office space and areas for future expansion. We are also developing innovative packaging solutions that will enable us to expand our distribution channels and consumer-ready product offerings.

Grow Sales in More Profitable and Faster-Growing Channels

      We continue to focus on increasing our sales to the international and foodservice channels, which we believe are the more profitable and faster growing channels. Historically the international and foodservice channels, on average, have paid premiums over USDA reported prices for customized production and packaging, consistent quality, timely delivery and other services. However, many international borders were closed to United States beef exports on December 23, 2003 as a result of the discovery in Washington State of a single dairy cow infected with Bovine Spongiform Encephalopathy (commonly referred to as “mad cow disease” or “BSE”). While beef exports to most of the world have been negatively affected, the USDA projects, and our pork business has experienced, continued growth of pork exports from the United States. We also believe that the foodservice sector will continue to grow as consumer trends continue to be favorable for the channel. Swift Beef’s sales volume to these two channels approximated 30% for the fiscal year ended May 30, 2004. We expect to continue to grow this percentage in our domestic beef operations and seek similar opportunities in Swift Pork.

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

Strategically Invest in Operations

      By expanding our product lines, implementing customer-focused programs, employing new packaging technologies and ensuring continued food safety standards, we expect to drive growth and margin expansion. We believe that we will be able to execute our business strategy and grow our core business. However, growing demand may necessitate adding profitable capacity by adding work shifts or making further investments. We are nearing completion of an expansion of a slaughter facility in Australia, adding an approximate 20% increase to that plant’s daily slaughter capacity. We will continue to evaluate each meaningful investment using economic models, and such investment may include purchasing equipment or facilities, making acquisitions or entering into strategic alliances.

Capitalize on Benefits of Combined Operations

      Our domestic beef and pork operations are combined in one headquarters building and these operations are working together to become the provider of choice for both beef and pork products to customers in our target channels. We intend to capitalize on significant cross-selling opportunities between beef and pork by building on our existing customer relationships within both businesses. In addition, we are continuing the process of re-engineering corporate functions such as accounting, human resources and food safety in an effort to streamline our operations and eliminate duplicative administrative costs. We believe that conducting our business as a combined operation further enables us to build on our existing customer relationships and to capitalize on the Swift brand name to attract new business opportunities.

Description of Business Segments

      The contribution of Swift Beef, Swift Pork and Swift Australia to net sales and operating income, and the identifiable assets attributable to each business segment are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included herein.

Swift Beef

Products, Sales and Marketing

      The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. Cattle hides are sold for both domestic and international use, primarily to the clothing and automotive industries. We market products under several brand names, including Swift Angus Select, Four Star Beef, Miller Blue Ribbon Beef and Monfort. Our lamb business is operated under Swift Beef, contributing less than 1% of total net sales for the fiscal year ended May 30, 2004.

      We market our beef products through several channels, including:

•	national and regional retailers, including supermarket chains, independent grocers, club stores and wholesale distributors;

•	further processors, including a supply agreement with a related party — see Note 8, “Related Party Transactions” to our consolidated financial statements included in Item 8 of this Form 10-K;

•	international markets, which included Japan, Mexico, Korea, Canada and China among others prior to December 23, 2003 and which are limited to boxed beef products from cattle younger than 30 months to Mexico and other smaller foreign markets after that date; and

•	the foodservice industry, including foodservice distributors, fast food, restaurant and hotel chains, and other institutional customers.

      Our largest distribution channel is retail. During the three-year period preceding December 23, 2003, we increased sales to the international channels by approximately 44%. Our three-year average sales to the foodservice channel has grown by 43% for the fiscal year ended May 30, 2004. One of the key elements to our business strategy is to continue to shift our sales mix to the more profitable foodservice and international channels. Total net sales contribution by channel is:

Fiscal Year Ended
May 30, 2004

Retail	45%
Further processors	25%
International	13%
Foodservice	17%

Total	100%

Raw Materials and Procurement

      Our primary raw material for our processing facilities is live cattle. Our cattle procurement process is centralized at our headquarters in Greeley, Colorado. We require all of our cattle suppliers to document the quality of their feedlot operation, verify that use of antibiotics and agricultural chemicals follow the manufacturer’s intended standards, and confirm feed containing animal based protein products, which have been associated with outbreaks of BSE, has not been used. Currently, we have approximately 3,600 suppliers suppliers that provide us with cattle. Historically, we have secured 40% to 50% of our annual cattle needs under forward purchase arrangements, purchased 35% to 40% on the spot market and obtained 15% to 20% from the domestic cattle feeding operations of the ConAgra Red Meat Business. In connection with the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations to continue this supply arrangement consistent with past practices. For information regarding this agreement, see Note 8, “Related Party Transactions” to our consolidated financial statements included in Item 8 of this Form 10-K.

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

      Our facilities utilize modern, highly-automated equipment to process and package beef products, which are typically marketed in the form of boxed beef. We also customize production and packaging of beef products for several large domestic and international customers. The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injuries. Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

      Our food safety efforts incorporate a comprehensive network of leading technologies that minimize the risks involved in beef processing. We have also recently introduced “MultiCheck” as part of our food safety efforts. MultiCheck incorporates a comprehensive network of leading technologies that minimizes risks associated with beef processing. Two of the elements of MultiCheck are double pasteurization of carcasses prior to chilling and a chilled carcass treatment using organic acid immediately prior to fabrication disassembly. SwiftTraceTM is another element we implemented as part of our on-going commitment to animal and human safety. SwiftTraceTM is a process whereby live animals and finished beef products can be traced backward or forward in the supply chain. This process builds confidence from suppliers, customers and consumers in the food supply chain.

Swift Pork

Products, Sales and Marketing

      A significant portion of Swift Pork’s revenues are generated from the sale predominantly to retailers of fresh pork products, including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings are sold predominantly to further processors who, in turn, manufacture bacon, sausage and deli and luncheon meats. The remaining sales are derived from by-products. Due to the higher margins attributable to value-added products, we intend to place greater emphasis on the sale of moisture enhanced, seasoned, marinated and consumer-ready pork products to the retail channel and boneless ham and skinless bellies to the further processor channel.

      We market our pork products through several channels, including:

•	national and regional retailers including supermarket chains, independent grocers, club stores and wholesale distributors;

•	further processors;

•	international markets, including Japan, Mexico and China; and

•	the foodservice industry including foodservice distributors, fast food, restaurant and hotel chains, and other institutional customers.

      Pork products sold to the domestic retail and further processor channels comprised approximately 86% of total Swift Pork net sales for the fiscal year ended May 30, 2004. Pork exports contributed approximately 9% of net sales, and we consider the overseas markets an opportunity for future growth. Total net sales contribution by channel is:

Fiscal Year Ended
May 30, 2004

Retail	46%
Further processors	40%
International	9%
Foodservice	5%

Total	100%

Raw Materials and Procurement

      Our primary raw material for our processing facilities is live hogs. We employ a network of hog buyers at our processing plants and buying stations to secure our hog requirements. Approximately 51% of our hog purchases are made through various forms of supply contracts that provide us with a stable supply of high-quality hogs. These supply contracts are typically five to seven years in duration and stipulate minimum and maximum purchase commitments based in part on the market price of hogs with adjustments based on quality, weight, lean composition and meat quality. We purchase the remaining 49% of our hogs on the spot market at a daily market price with the same general quality and yield grade as we require under our contracts. We require an extensive supplier certification program and conduct comprehensive cutting tests of our potential suppliers’ animals to determine carcass composition and leanness.

Processing Facilities and Operations

      Our pork operations in the United States consist of three processing facilities located in close proximity to major hog growing regions of the country and a value-added facility that produces consumer-ready pork for certain customers.

      Our facilities utilize modern, highly-automated equipment to process and package pork products, which are typically marketed in the form of boxed pork. We have equipped our Santa Fe Springs facility to process value-added products and consumer-ready products. Our Louisville facility produces additional value-added products including seasoned and marinated pork items. The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injuries. Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards. Our Worthington and Marshalltown pork plants currently have an International Standards Organization (ISO) 9002 certified quality management system, and Worthington is the only active European Union certified facility in the United States which gives us the unique ability to ship primal cuts from the United States to Europe.

      Our food safety task force is made up of experts in the field of meat processing, food microbiology and quality assurance, all working together to assure compliance at all stages of the production chain and distribution channels. Our internal programs, policies and standards are designed to exceed both regulatory requirements and customer specifications.

Swift Australia

Products, Sales and Marketing

      The majority of Swift Australia’s revenues are generated from the sale of fresh meat by the meat processing division. Approximately 80% of the beef products sold by Swift Australia is derived from grass-fed animals and the remainder is derived from grain-fed animals that are sold primarily to Japan. Grain-fed animals provide higher quality meat, which commands a premium price. Beef products sold by the meat division accounted for approximately 64% of Swift Australia’s net sales for the fiscal year ended May 30, 2004. The foods division consists of two separate businesses. One manufactures meat patties and distributes consumables for McDonald’s in Australia. The other produces value-added meat products including toppings for pizzas. This division contributed 24% of Swift Australia’s net sales for the fiscal year ended May 30, 2004. The wholesale trading division trades in boxed meat products to brokers and retailers who resell those products to end customers, and provides the remaining contribution to net sales. Swift Australia’s net sales are viewed by division, rather than by channel as in our domestic segments. Total net sales contribution by division is:

Fiscal Year Ended
May 30, 2004

Meat processing	64%
Food	24%
Wholesale trading	12%

Total	100%

      Swift Australia currently generates approximately 55% of total net sales as exports to foreign countries, including Japan, our largest export market, and the United States. The remaining 45% of our net sales is generated in Australia. Australia’s sales to export markets benefited from the December 23, 2003 North American BSE incident which closed most foreign borders to the export of US beef. These border closings increased the marketability of our Australian beef into those markets as Australia had no similar import restrictions on its production.

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

      Swift Australia operates four feedlots that provide grain-fed cattle for our processing operations and also custom feeds for other producer clients on an opportunistic basis. We source feeder cattle from livestock producers. On average, cattle remain in our feedlots for approximately five months before they are transferred to our processing operations. Our feedlots produce approximately 150,000 cattle per year for processing.

Processing Facilities and Operations

      Swift Australia’s processing facilities are strategically located for efficient livestock acquisition, availability of labor and access to shipping and distribution. Our facilities utilize modern, highly-automated equipment to process and package beef products. The Dinmore facility, which is European Union certified, is the largest plant in Australia. In addition, we are nearing completion of a capacity increasing project at our Beef City slaughter facility which began full scale production six months ahead of schedule in July 2004, adding an approximate 20% increase to Beef City’s daily slaughter capacity.

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

Industry Overview

United States Beef

      Beef products are the second largest source of meat protein in the United States (behind chicken). The United States has the largest fed cattle industry in the world, and is the world’s largest producer of beef, primarily high-quality grain-fed beef for domestic and export use. In 2003, commercial beef production approximated 26.2 billion pounds in the United States.

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

      In recent periods, demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand. According to the USDA, beef consumption approximated 27.0 billion pounds in 2003. The domestic beef industry faced several unique challenges in the last year, notably 1) the closure of US borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month, 2) the opening of the US border to Canadian produced boxed beef in September 2003 while the ban on importation of Canadian livestock was maintained, putting the entire US Beef industry at a continued price disadvantage, 3) continued closure of the US border to Canadian livestock resulting in higher overall feeder and fed cattle prices in the US, negatively impacting raw material prices, and 4) the closure of most foreign markets to US beef following the discovery of a single dairy cow in Washington state infected with the BSE disease on December 23, 2003. These challenges resulted in tremendous volatility in the US derivative markets and underlying cash livestock market prices which are largely the basis for the buy/sell economics of the industry. In addition, the international border closings and lack of alternative US markets for many products which previously were exported, negatively impacted the revenue per head enjoyed by the US packing industry by approximately 15% as many of these products could only be rendered for pennies on the dollar compared to their former export prices.

United States Pork

      Pork products are the third largest source of meat protein in the United States (behind chicken and beef). In 2003, commercial pork production approximated 19.9 billion pounds in the United States. Today, the United States is one of the world’s leading pork-producing countries and is widely regarded as a world leader in food safety standards. The United States is the second largest producer worldwide, behind China, and one of the largest exporters, along with Canada. United States production accounts for about 10% of total world supply. US pork exports benefited during the year from incidents which disrupted the normal competitive world markets including the discovery of Avian flu in US poultry, and the discovery of the first ever case of BSE in a single US dairy cow. These incidents effectively closed the export markets to US beef and US chicken, making pork the protein of choice in many export markets.

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

      In recent periods, demand for pork products in the United States has been increasing, with population growth and exports as the primary drivers for increased aggregate demand. According to the USDA, pork consumption approximated 19.5 billion pounds in 2003. While pork has historically enjoyed its highest consumption patterns and, therefore its highest average price per pound, in the winter months (for hams and loins) and summer months (for ribs), winter 2003 through spring 2004 has been unusual in that demand has remained strong. Year round consumer interest and higher year over year prices were likely driven by a combination of the closure of international markets to US beef and US poultry during the year, coupled with US consumer interest in high protein diets.

Australia Beef

      Australia produced approximately 4.3 billion pounds of beef in 2003. It has traditionally been a supplier of grass-fed beef. Grass is a much cheaper feed source than grain and given the vast amount of land in Australia that can be used for cattle raising and feeding, relative to the United States, it is the predominant method used in that country. Australia also has a grain-fed beef cattle segment which primarily supplies cattle processed for export to Japan. Grain-fed production currently represents 25% of Australia’s total beef output.

      Australia has been one of the leading beef export countries for more than a decade. Exports are forecast at 2.8 billion pounds for calendar year 2004. Approximately 70% or more of exports have historically been made to the United States and Japan, but Australian beef is also exported to Korea, Taiwan, Canada and Mexico, among other countries. Australian meat packers, including Swift Australia, have benefited from recent world events including the discovery of Avian flu in US poultry and BSE in a single US dairy cow. These incidents effectively closed the export markets to US beef and US chicken.

      The Australian beef processing industry has dealt with two main issues in the most recent and prior year. One is the slow (but steady) recovery in the level of consumer confidence in Japan in the aftermath of the BSE and labeling incidents in recent years. Volumes for calendar year 2004 are forecast to exceed calendar year 2000 levels for the first time, with volumes expected to be 8% higher than that year. The second significant issue has been the widespread severe drought conditions in 2002 and 2003, with calendar year 2003 being the hottest and one of the driest years on record. Some relieving rain in the early part of 2003 did not develop into a drought breaking weather pattern and the pressures on livestock supply and herd depletion continued to affect the outlook for the industry. Rains returned to more normal patterns during early 2004 and coupled with the closure of export markets to US proteins other than pork, have combined to extend Australia’s seasonal production pattern. Historically, Australian beef exports have competed against US poultry, US pork and US beef, especially into the northern Asian markets of Japan and Korea. However, during the first half of 2004 disruptions in the supplies of US beef and US chicken into those markets as a result of international border closings over concerns from livestock illnesses (Avian flu in poultry and BSE in beef) have allowed the export volumes for Australian meat packers to expand, both in volume and price, year over year.

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

Competition

      The beef and pork processing industries are highly competitive. Competition exists both in the purchase of live cattle and hogs, as well as in the sale of beef and pork products. Our products compete with a large number of other protein sources, including chicken, turkey and seafood, but our principal competition comes from other beef and pork processors, including Tyson Foods, Inc., Smithfield Foods, Inc. and Cargill, Inc. Management believes that the principal competitive factors in the beef and pork processing industries are price, quality, food safety, product distribution and brand loyalty.

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

      Wastewater, stormwater, and air discharges from our operations are subject to extensive regulation by the EPA and other state and local authorities. Our Australian operations also are subject to extensive regulation by the Australian Quarantine Inspection Service and other Australian state and local authorities. We believe that we currently are in substantial compliance with all governmental laws and regulations and maintain all material permits and licenses relating to our operations. We are not aware of any significant violations of such laws and regulations that are likely to result in material penalties or pending changes in such laws or regulations that are likely to result in material increases in operating costs. In addition, the EPA has adopted revisions to the effluent limitations guidelines and standards for the meat processing industry. These regulations revise technology-based effluent limitation guidelines and standards for wastewater discharges associated with the operation of new and existing meat processing and independent rendering facilities. We are in the process of evaluating the impact of these new rules, which could be significant. Recent regulatory changes affecting the red meat processing industry concerning water discharges are expected to require us to incur approximately $15 million in capital and operating expenses during the next 5 years.

      Our domestic operations are subject to the Packers and Stockyards Act of 1921. This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires us to make payment for our livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, unless otherwise agreed to by our livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the Packers and Stockyards Act, we must hold our cash livestock purchases in trust for our livestock suppliers until they have received full payment of the cash purchase price. We maintain a bond in the amount of approximately $43 million to secure our payment obligations to our livestock suppliers. ConAgra Foods, Swift Beef and certain of their competitors are subject to current litigation alleging the use of captive cattle supplies in violation of this statute as described in Note 10, “Legal Proceedings” of our consolidated financial statements included in Item 8 of this Form 10-K.

      Between June 30, 2002 and July 19, 2002, we voluntarily recalled approximately 19 million pounds of beef trim and fresh and frozen ground beef products produced between April 12, 2002 and July 11, 2002 at our Greeley, Colorado facility, that may have been contaminated with E. coli. This is the first pathogen-related recall that we have experienced since 1996. The Centers for Disease Control and Prevention (“CDC”) has associated cases of E. coli illnesses with the consumption of these beef products. According to the USDA, since 1997 our industry has experienced 234 pathogen-related recalls and 91 E. coli related recalls. The total recall costs associated with the return, destruction and replacement of affected products and any advertising or announcements necessary to effect the recall were approximately $5.0 million. Through September 18, 2002, we expensed approximately $3.4 million of costs directly related to the product recall. Amounts related to the recall costs incurred prior to the Transaction, together with an accrual for estimated recall costs expected to be incurred after the Transaction, were reflected as expenses that reduced the adjusted net book value of the Acquired Business, thereby reducing the purchase price paid for the Acquired Business. ConAgra Foods agreed to reimburse us to the extent the recall costs incurred after the Transaction exceed the accrual. Our May 30, 2004 and May 25, 2003 balance sheet includes a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represent additional claims from customers seeking reimbursement for recall related costs. As our costs have not exceeded our deductible under our product recall insurance policy, we have not recorded any insurance receivable, and we expect no reimbursement under our policy. ConAgra Foods has further agreed to indemnify us for liabilities, costs and expenses that we may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall.

      Immediately following the recall, we began working in coordination with our customers in order to quickly and efficiently effect the recall. In addition, we continue to work cooperatively with the USDA. Subsequent to the recall, order cancellations have been immaterial. Further, Swift Beef’s largest customers of grinds and muscle cuts have continued to order and, based on recent orders, we believe such customers will continue to order product from us at levels consistent with their historical patterns. As a proactive measure, Swift’s management team expanded its testing procedures in all of Swift Beef’s processing plants and, immediately following the recall, began 100% lot testing of all trimmings destined for raw products. Following our implementation of voluntary trimming testing, in November 2002, the USDA issued a directive requiring all producers of raw beef products to reassess their HACCP system regulations to determine whether E. coli contamination is a food safety hazard reasonably likely to occur in the production process.

      In December 2002, the EPA modified its regulations governing concentrated animal feeding operations (“CAFOs”). The new rule revises the federal permitting requirements for CAFOs and requires all CAFOs to apply for a discharge permit under the federal Clean Water Act. Each CAFO must also develop and implement a nutrient management plan that, at a minimum, includes best management practices and procedures necessary to implement applicable effluent limitations and standards. We have submitted our plans to the appropriate regulatory authorities and are awaiting approval.

      We occasionally receive notices from regulatory authorities and others asserting that we are not in compliance with some laws and regulations. In some instances, litigation ensues, including the matters discussed Note 10, “Legal Proceedings” of the consolidated financial statements included in Item 8 of this Form 10-K.

Employees

      As of May 30, 2004, we had approximately 21,100 employees, including 10,900 employees in Swift Beef, 5,200 in Swift Pork and 5,000 in Swift Australia. We consider relations with our employees to be good. Approximately 11,400 employees at our United States facilities are represented by labor organizations and collective bargaining agreements expiring between 2004 and 2007. Approximately 4,400 employees at our

Australia plants are parties to Awards of Enterprise or Certified Agreements with various labor organizations and Swift Australia.

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

      Our beef and pork products have in the past been, and may in the future be, subject to contamination by organisms producing foodborne illnesses. These organisms are generally found in the environment and, as a result, there is a risk that as a result of food processing they could be present in our products. For example, E. coli is one of many foodborne illnesses commonly associated with beef products. Once contaminated products have been shipped for distribution, illness or death may result if the pathogens are present, or increase due to handling or temperatures, or if the pathogens are not eliminated at the further processing, foodservice or consumer level. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death and have in the past recalled, and may in the future recall products in the event of contamination or damage. For example, between June 30 and July 19, 2002, we voluntarily recalled approximately 19 million pounds of fresh and frozen ground beef products that may have been contaminated with E. coli. The Centers for Disease Control and Prevention has associated cases of E. coli illnesses with the consumption of these beef products. We may encounter the same risks if a third party tampers with our products. Contamination of our products also may create adverse publicity that could negatively affect our business, reputation, prospects, financial condition, results of operations and cash flows.

Outbreaks of disease affecting livestock can adversely affect our business.

      An outbreak of disease affecting livestock, such as BSE or foot-and-mouth, could result in restrictions on sales of products to our customers or purchases of livestock from our suppliers. Also, outbreaks of these diseases or concerns of such disease, whether or not resulting in regulatory action, can lead to cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on consumer demand and, as a result, on our results of operations. On December 23, 2003 the USDA reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or “BSE”) in the United States after performing preliminary tests on a dairy cow slaughtered in Washington state. These findings were confirmed on December 25, 2003. Following the announcement, substantially all international export markets have temporarily banned the import of US beef. Mexico reopened its borders to US beef in April 2004. Substantially all other borders remain closed to the import of US beef. We recorded a charge to earnings totaling $43 million in the third quarter of fiscal year 2004 due to the direct and indirect market impacts of the closure of the international borders as a result of the single BSE incident.

Our substantial debt could adversely affect our business.

      We have a significant amount of debt. As of May 30, 2004, we had total outstanding debt of $636.5 million (inclusive of the debt discount applicable to our senior notes), including capital lease obligations of $22.0 million, $197.0 million of secured debt and $150.0 million of debt that is subordinated to our senior notes. In addition we had $27.4 million of outstanding letters of credit and $266.9 million of senior debt available for borrowing under our revolving credit facility. The indenture governing our senior notes restricts, but does not prohibit, us from refinancing the $150.0 million of senior subordinated notes with debt that is pari passu with the senior notes.

      Our substantial debt could:

•	make it difficult for us to satisfy our obligations, including making interest payments on our debt obligations;

•	limit our ability to obtain additional financing to operate our business;

•	require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund working capital, capital expenditures and other general corporate requirements;

•	limit our flexibility to plan for and react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage relative to some of our competitors that have less debt; and

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates, lower cattle and hog prices or a downturn in our business or the economy.

Covenant restrictions under our senior credit facilities and our indentures may limit our ability to operate our business.

      The senior credit facilities and the indentures governing our senior notes and senior subordinated notes contain, among other things, covenants that may restrict our and our subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The indentures and the senior credit facilities restrict, among other things, our ability and the ability of our subsidiaries to:

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

      We are a holding company with no operations of our own. Consequently, our ability to service our debt and pay dividends is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no legal obligation to pay any amounts to us, whether by dividends, loans, advances or other payments. The ability of our subsidiaries to pay dividends and make other payments to us depends on their earnings, capital requirements and general financial conditions and is restricted by, among other things, applicable corporate and other laws and regulations, the provisions of the senior credit facilities, and, in the future, other agreements to which our subsidiaries may be a party.

Our margins may be negatively impacted by fluctuating raw material costs and selling prices and other factors that are outside of our control.

      Our margins are dependent on the price at which our beef and pork products can be sold and the price we pay for our raw materials among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for beef and pork and the market for other protein products, such as poultry and fish. For example, beginning in March 2002, a month-long Russian trade embargo on chicken imported from the United States had the effect of increasing chicken supplies in the United States, which put downward pressure on demand and prices for red meat products, led to lower selling and raw material prices and had a negative impact on our results. In addition, following the discovery of Avian Flu in the Asian poultry production regions and the US poultry flocks during the last year, and the resultant closure of markets to US beef exports as a result of the December 23, 2003 BSE discovery, we have experienced improved selling prices and margins for our Australian beef and US pork production into these export markets. Also, this disruption of historical competition has resulted in tremendous volatility in the US livestock cash and related futures commodity markets.

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

      Severe price swings in raw materials, and the resultant impact on the prices we charge for our products, have at times had, and may in the future have, material adverse effects on our financial condition, results of operations and cash flows. If we experience increased costs, we may not be able to pass them along to our customers. We employ a number of strategies to attempt to reduce this risk, including forward purchase and sale agreements, futures and options, but these strategies cannot and do not eliminate these risks. US beef margins were negatively affected by the loss of export markets as approximately 15% of the historical revenue derived from the animal were generated from sales of beef byproducts, many of which have no domestic market. US livestock raw material prices have not declined sufficiently to absorb this revenue loss. For further discussion of the risks associated with commodity prices and hedging, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Market Risk Disclosures.

We are subject to extensive governmental regulation and our noncompliance with or changes in these regulations could adversely affect our business, financial condition, results of operations and cash flows.

      Our operations are subject to extensive regulation and oversight by the FDA, the USDA, the EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. Wastewater, stormwater and air discharges from our operations are subject to extensive regulation by the EPA and other state and local authorities. Our Australian operations also are subject to extensive regulation by the Australian Quarantine Inspection Service and other state and local Australian authorities. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, recalls of our products or seizures of our properties, as well as potential criminal sanctions. These penalties or changes in the applicable laws and regulations could adversely affect our business, financial condition, results of operations and cash flows.

Our international operations expose us to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.

      For the fiscal year ended May 30, 2004, exports, primarily to Japan, China, Canada, Mexico and Korea, accounted for approximately 26% of our total net sales. Our international activities expose us to risks not faced by companies that limit themselves to United States and Australian markets. One significant risk is that the international operations may be affected by tariffs, other trade protection measures and import or export licensing requirements. For example, on May 31, 2004, the Mexican government initiated an industry-wide anti-dumping investigation against imports of certain pork products from the United States during the period from January 1, 2003 through December 31, 2003. The results of that investigation could affect the tariffs we are required to pay on our exports of pork products to Mexico in the future.

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

      For example, on December 23, 2003 the USDA reported the first apparent case of BSE in the United States after performing preliminary tests on a dairy cow slaughtered in Washington state. These findings were confirmed on December 25, 2003. Following the announcement, substantially all international export markets banned the import of US beef. Mexico reopened its borders on a limited basis to US beef from cattle younger than 30 months of age in April 2004. Substantially all other borders remain closed to the import of US beef. We recorded a charge to earnings totaling $43 million in the third quarter of fiscal year 2004 due to the direct and indirect market impacts of the closure of international borders as a result of the single BSE incident. It is not known whether foreign borders may reopen to the import of US beef, when this may occur, or what conditions may be imposed.

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

      The food industry in general is subject to changing consumer trends, demands and preferences. Our products compete with other protein sources, such as chicken, and other foods. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, the closure of international borders to the import of US beef and US poultry during the last year has resulted in increased demand and higher prices for US pork and our Australian business’ exported meats. In addition, US consumers’ interest in pork remained consistently strong throughout the year, driven by the international border closures and an increase in US consumers’ interest in high protein diets. We are not able to assess whether or when US borders may reopen, nor whether or when US consumers’ buying patterns may return to historical patterns.

The sales of our beef and pork products are subject to seasonal variations and, as a result, our quarterly operating results may fluctuate.

      Both the beef and pork industries are characterized by prices that change based on seasonal consumption patterns. The highest periods of demand for our products are usually the summer barbecue season for beef and the winter months for pork. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. During the most recent year however, the disruption of US beef exports and US consumers’ interest in high protein diets has contributed to an increase in the demand for US pork to a more “year-round”, rather than seasonal, pattern. We are not able to determine with certainty the drivers of this level of consumption, nor determine whether or when it may return to historical seasonal buying patterns.

Our performance depends on favorable labor relations with our employees. Any deterioration of those relations or increase in labor costs could adversely affect our business.

      We have approximately 21,100 employees worldwide. Approximately 11,400 employees at our United States facilities are represented by labor organizations and collective bargaining agreements. Approximately 4,400 employees at our Australian facilities are parties to Awards of Enterprise or Certified Agreements with various labor organizations and Swift Australia. Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business could be materially adversely affected as a result of war or acts of terrorism.

      Acts of war or acts of terrorism may cause damage or disruption to our employees, facilities, customers, partners, suppliers and distributors, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such acts may also cause damage or disruption to transportation and communication systems and our ability to manage logistics effectively.

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

      In addition to our owned beef, pork and lamb processing facilities described below, we lease our corporate headquarters building in Greeley, Colorado, our four distribution facilities located in Nebraska, Arizona, Colorado and Texas and our sales offices in the US and distribution centers and warehouses in Australia. We have also reached an agreement to construct an approximately 32,000 square foot customer solutions and product development complex adjoining our headquarters building in Greeley, Colorado that will be leased from our current landlord on our existing headquarters building. We also own our distribution facilities in Hawaii and Delaware and have sales liaison offices in Korea, Japan, Mexico, Hong Kong and Taiwan. The processing facility locations and capacity (based on current operating configurations and USDA limitations) are shown in the tables below:

Swift Beef

		Daily
		Processing
Location	Type	Capacity

Grand Island, Nebraska	Fed Cattle Processing	5,600
Greeley, Colorado	Fed Cattle Processing	5,500
Cactus, Texas	Fed Cattle Processing	5,300
Hyrum, Utah	Fed Cattle Processing	2,200
Omaha, Nebraska	Non-Fed Cattle Processing	1,125
Nampa, Idaho	Non-Fed Cattle Processing	1,125
Greeley, Colorado	Lamb Processing	4,000

Swift Pork

		Daily
		Processing
Location	Type	Capacity

Marshalltown, Iowa	Pork Processing	17,200
Worthington, Minnesota	Pork Processing	17,200
Louisville, Kentucky	Pork Processing	10,000
Santa Fe Springs, California	Value-Added Processing	N/A

Swift Australia

		Daily
		Processing
Location	Type	Capacity

Dinmore	Grass-fed Cattle Processing	3,200
Townsville	Grass-fed Cattle Processing	840
Rockhampton	Grass-fed Cattle Processing	630
Beef City	Grain-fed Cattle Processing	780
Beef City	Feedlot	N/A
Prime City	Feedlot	N/A
Caroona	Feedlot	N/A
Mungindi	Feedlot	N/A

ITEM 3.	LEGAL PROCEEDINGS

      For information regarding legal proceedings, see Note 10, “Legal Proceedings” to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for any class of common equity of Swift Holdings or Swift Operating. Neither Swift Holdings nor Swift Operating issues any of its equity securities in conjunction with an equity compensation plan. As of May 30, 2004, S&C Holdco 2, Inc. was the only stockholder of Swift Holdings, and Swift Holdings was the only stockholder of Swift Operating.

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

      Accounting principles generally accepted in the United States of America require our operating results prior to the Transaction (the periods prior to September 19, 2002) to be reported as the results of the ConAgra Red Meat Business (the “Predecessor”) in the selected financial data. Our operating results subsequent to the Transaction are presented as the “Successor’s” results in the selected financial data and include the 249 days from September 19, 2002 through May 25, 2003 and the fiscal year ended May 30, 2004.

      The following table sets forth selected financial data of the ConAgra Red Meat Business on a combined basis at the dates and for the periods indicated. The combined statement of earnings data for the fiscal year ended May 26, 2002 and the 115 days ended September 18, 2002 were derived from the ConAgra Red Meat Business audited combined financial statements included in this Form 10-K. The combined statement of earnings data for the fiscal years ended May 28, 2000 and May 27, 2001 and the combined balance sheet data as of May 27, 2001 and May 26, 2002 were derived from the ConAgra Red Meat Business audited combined financial statements, which are not included in this Form 10-K. The combined balance sheet data as of May 28, 2000 was derived from the ConAgra Red Meat Business unaudited combined financial statements which are not included in this Form 10-K. In the opinion of management, the combined unaudited financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations of the ConAgra Red Meat Business.

      The financial statements of the ConAgra Red Meat Business include the results of ConAgra Foods’ domestic beef and pork businesses, Australia Meat Holding Pty. Ltd. and other entities that were historically operated by ConAgra Foods as an integrated business, which included a domestic cattle feeding operation and other assets and insignificant businesses that we did not acquire and liabilities that we did not assume in the Transaction. The financial data for the Successor set forth below represents the results of only those entities and operations within the ConAgra Red Meat Business that we actually acquired in the Transaction.

      The selected statement of earnings data for the 115 days ended September 18, 2002 was derived from the audited financial statements of the Predecessor included in this Form 10-K. The selected statements of earnings data for the 249 days ended May 25, 2003 and fiscal year ended May 30, 2004, and the balance sheet data at May 25, 2003 and May 30, 2004 were derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. The results of operations for any partial fiscal year period or for the periods presented for the Predecessor or Successor are not necessarily indicative of the results of operations to be expected for other periods or for the full fiscal year.

      You should read the selected financial data set forth below in conjunction with, and the data is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

									Fiscal Year Ended(a)
	Fiscal Year Ended(a)
									249 Days
							115 Days Ended		Ended
	May 28,		May 27,		May 26,		September 18,		May 25,		May 30,
	2000		2001		2002		2002		2003		2004

	Predecessor		Predecessor		Predecessor		Predecessor		Successor		Successor

	(Dollars in thousands)								(Dollars in thousands)
Statement of Earnings Data:
Net sales	$8,962,982		$9,059,479		$8,476,208		$2,692,450		$5,739,168		$9,879,459
Cost of goods sold	8,607,101		8,749,602		8,174,471		2,609,419		5,573,071		9,602,966

Gross profit	355,881		309,877		301,737		83,031		166,097		276,493
Income before income taxes and cumulative effect of change in accounting	57,472		104,247		117,953		28,018		59,978		67,991
Cash Flow Data:
Cash flows related to:
Operating activities	$(18,554)		$73,474		$270,870		$2,328		$113,580		$79,171
Investing activities	(83,215)		(79,012)		(22,222)		(7,494)		(839,377)		(59,658)
Financing activities	94,151		1,492		(250,612)		9,203		754,834		15,241
Other Financial Data:
EBITDA(b)(e)	$126,315		$167,048		$186,295		$49,590		$160,430		$228,285
Capital expenditures	71,228		77,958		56,527		8,842		43,917		62,058
Ratio of earnings to fixed charges(c)	2.00	x	2.92	x	2.86	x	2.77	x	2.15	x	1.84	x

	May 28,	May 27,	May 26,	May 25,	May 30,
	2000	2001	2002	2003	2004

	Predecessor	Predecessor	Predecessor	Successor	Successor

	(Dollars in thousands)			(Dollars in thousands)
				(Restated(d))
Balance Sheet Data:
Total assets	$1,757,513	$1,804,937	$1,649,793	$1,589,078	$1,719,452
Long-term debt	17,419	13,123	12,912	619,946	632,269
Total debt	17,600	17,419	13,123	624,253	636,508

(a)	The ConAgra Red Meat Business’ fiscal year ends on the last Sunday in May. The 2000 fiscal year ended May 28, 2000; the 2001 fiscal year ended May 27, 2001; and the 2002 fiscal year ended May 26, 2002. Our fiscal year ends on the last Sunday in May. The 2003 fiscal year ended May 25, 2003 and the 2004 fiscal year ended May 30, 2004. Fiscal years 2000, 2001, 2002 and 2003 consisted of 52 weeks, and fiscal year 2004 consisted of 53 weeks.

(b)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to cash flow or operating income (as measured by GAAP). We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. In addition, EBITDA is the starting point in the calculation of Adjusted EBITDA which is a financial measure defined in our senior credit facilities and used by our lenders in our financial covenant calculations. Since EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry.

(c)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents income (loss) before income tax plus fixed charges. Fixed charges consist of debt discount and financing costs and the portion of operating lease expense which management believes is representative of the interest component of rent expense.

(d)	See Note 3, “Purchase Accounting” to our consolidated financial statements included in Item 8 of this Form 10-K.

(e)	The following table sets forth a reconciliation of Income before income taxes to EBITDA.

	Fiscal Year	Fiscal Year	Fiscal Year	115 Days	249 Days	Fiscal Year
	Ended	Ended	Ended	Ended	Ended	Ended
	May 28,	May 27,	May 26,	September 18,	May 25,	May 30,
	2000	2001	2002	2002	2003	2004

	Predecessor	Predecessor	Predecessor	Predecessor	Successor	Successor

	(Dollars in thousands)				(Dollars in thousands)
Income before income taxes	$57,472	$104,247	$117,953	$28,018	$59,978	$67,991
Interest expense(i)	—	—	—	—	48,592	73,573
Depreciation and amortization	68,843	62,801	68,342	21,572	51,860	86,721

EBITDA	$126,315	$167,048	$186,295	$49,590	$160,430	$228,285

(i)	Includes amortization of deferred financing costs and accretion of bond discount of $4,072 and $1,703, respectively, for the 249 days ended May 25, 2003 and $6,594 and $2,537, respectively, for the fiscal year ended May 30, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. Selected Financial Data and the financial statements and accompanying notes included elsewhere in this Form 10-K. Those statements in this Item 7 that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Forward-Looking Information.”

Overview

      The ConAgra Red Meat Business was developed through a series of acquisitions made by ConAgra Foods in the late 1980’s and early 1990’s. E.A. Miller Enterprises Inc. and Monfort Inc. were both acquired in 1987 to form the foundation of the current domestic beef company. ConAgra Foods acquired Swift Independent Packing Co. during the late 1980’s in two separate transactions that formed the foundation of the current domestic pork business. Finally, the Australian operations were acquired in three separate transactions during the 1990’s. Since the time of the first acquisition, the ConAgra Red Meat Business was operated as a division of ConAgra Foods until September 18, 2002.

      Historically, the domestic cattle feeding operations were wholly owned by ConAgra Beef Company. Substantially all of the sales from those operations were made to our domestic beef processing facilities. For the fiscal year ended May 30, 2004, the domestic cattle feeding operations provided approximately 16% of the cattle processed by our domestic beef processing operations. The domestic cattle feeding operations consist of four feedlots that feed over 700,000 cattle annually. In connection with the Transaction, a subsidiary of Swift Foods Company acquired the domestic cattle feeding operations that were historically included in the domestic beef business. As part of the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations under which it will continue to supply cattle to Swift Beef consistent with past practices. In June 2004, that entity disposed of a feedlot located in Friona, Texas which is immaterial to our needs for sources of supply.

Summary Unaudited Pro Forma Financial and Other Data

      We provide the following supplemental financial data to assist in understanding our operating results. EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash from operations as defined by generally accepted accounting principles (GAAP) and should not be considered as an alternative to cash flow or operating income as measured by GAAP. We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, since EBITDA is not defined by GAAP it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry. Further, EBITDA is the starting point in the calculation of “Adjusted EBITDA” which is a financial measure defined in our senior credit facilities and is the numerator in our existing financial covenants under those credit agreements. As such, we believe providing EBITDA information will assist our current lenders and our investors with a better understanding of the calculation of those covenant ratios periodically.

			Swift	Corporate
Thirteen Weeks Ended May 25, 2003	Swift Beef	Swift Pork	Australia	& Other	Total

	(In thousands)
EBITDA	$9,883	$23,370	$7,054	$21,730	$62,037

Interest (expense) income	(20,430)	(4,394)	(3,257)	10,361	(17,720)
Depreciation and amortization	(10,237)	(5,074)	(761)	(20)	(16,092)

Income (loss) before income taxes — GAAP	$(20,784)	$13,902	$3,036	$32,071	$28,225

			Swift	Corporate
Fourteen Weeks Ended May 30, 2004	Swift Beef	Swift Pork	Australia	& Other	Total

	(In thousands)
EBITDA	$23,002	$45,196	$29,246	$322	$97,766

Interest (expense) income	(12,420)	(6,990)	(6,269)	4,025	(21,654)
Depreciation and amortization	(12,558)	(4,878)	(4,991)	(14)	(22,441)

Income (loss) before income taxes — GAAP	$(1,976)	$33,328	$17,986	$4,333	$53,671

			Swift	Corporate
Fiscal Year Ended May 25, 2003 (Pro Forma) (a)	Swift Beef	Swift Pork	Australia	& Other	Total

	(In thousands)
EBITDA (Pro Forma)	$76,498	$79,559	$68,634	$19,592	$244,283

Interest (expense) income	(47,050)	(21,402)	(11,876)	10,361	(69,967)
Depreciation and amortization	(45,704)	(18,316)	(14,627)	(81)	(78,728)

Income (loss) before income taxes — GAAP	$(16,256)	$39,841	$42,131	$29,872	$95,588

			Swift	Corporate
Fiscal Year Ended May 30, 2004	Swift Beef	Swift Pork	Australia	& Other	Total

	(In thousands)
EBITDA	$44,321	$132,619	$51,055	$290	$228,285

Interest (expense) income	(42,929)	(24,355)	(20,095)	13,806	(73,573)
Depreciation and amortization	(50,639)	(18,377)	(17,316)	(389)	(86,721)

Income (loss) before income taxes — GAAP	$(49,247)	$89,887	$13,644	$13,707	$67,991

(a)	See “Results of Operations” in this Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a presentation of pro forma income before income taxes.

      The summary unaudited pro forma financial and other data of Swift Holdings give effect to the Transaction as if it occurred as of the beginning of fiscal 2003 in the case of the unaudited pro forma statement of earnings data. A pro forma balance sheet has not been prepared because the balance sheet as of May 25, 2003 included elsewhere in this Form 10-K reflects the impacts of the Transaction. The unaudited pro forma statement of earnings does not purport to represent what our results of operations would have been if the Transaction had occurred as of the date indicated or what such results will be for future periods.

						Pro Forma
	115 Days Ended September 18, 2002
					249 Days	Fiscal Year
	ConAgra	Elimination	Adjustments		Ended	Ended
	Red Meat	of Businesses	for the		May 25,	May 25,
	Business	Not Acquired	Transaction(a)	Total	2003	2003

	(Dollars in thousands)
Statement of Earnings Data:
Net sales	$2,692,450	$(51,527)	$—	$2,640,923	$5,739,168	$8,380,091
Cost of goods sold	2,609,419	(70,989)	2,475	2,540,905	5,573,071	8,113,976

Gross profit	83,031	19,462	(2,475)	100,018	166,097	266,115
Selling, general and administrative expense	36,900	(2,095)	4,594	39,399	87,783	127,182
Translation gains	—	—	—	—	(9,026)	(9,026)
Gain on business interruption recovery	—	—	—	—	(21,230)	(21,230)
Corporate allocations: finance charges	13,604	190	(13,794)	—	—	—
Corporate allocations: selling, general and administrative expense	4,509	(875)	—	3,634	—	3,634

Operating income	28,018	22,242	6,725	56,985	108,570	165,555
Interest expense	—	—	21,375	21,375	48,592	69,967

Income before income taxes	$28,018	$22,242	$(14,650)	$35,610	$59,978	$95,588

Other Data:
Cash flows from operating activities						$113,365
EBITDA(b)						244,283
Capital expenditures						52,484
Pro forma ratio of earnings to fixed charges(c)						2.27	x

(a)	Adjustments for the Transaction represent certain adjustments and eliminations, such as an adjustment to estimated depreciation expense based on the fair values of assets acquired, amounts payable pursuant to the Monitoring and Oversight Agreement (see Note 8 “Related Party Transactions” to the consolidated financial statements included in Item 8 of this Form 10-K), an elimination of historical allocated corporate financing cost, interest expense as a result of the Transaction and the tax effects of the pro forma adjustments at an estimated statutory tax rate of 38%.

(b)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an alternative to cash flow or operating income (as measured by GAAP). We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. In addition, EBITDA is the starting point in the calculation of Adjusted EBITDA which is a financial measure defined in our senior credit facilities and used by our lenders in our financial covenant calculations. Since EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry.

(c)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents income before income tax plus fixed charges. Fixed charges consist of debt discount and financing costs and the portion of operating lease expense which management believes is representative of the interest component of rent expense.

Results of Operations

      Accounting principles generally accepted in the United States of America require our operating results prior to the Transaction to be reported as the results of the Predecessor for periods prior to September 19, 2002 in the financial statements. Our operating results subsequent to the Transaction are presented as the Successor’s results in the financial statements and include the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004.

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

      Our fiscal year is the 52 or 53 week period ending on the last Sunday in May. Our financial statements include activity from the fiscal year ended May 30, 2004 (53 weeks), the fiscal year ended May 25, 2003 (pro forma) (52 weeks) and the fiscal year ended May 26, 2002 (Predecessor basis) (52 weeks).

Fiscal Year Ended May 30, 2004 Compared to Fiscal Year Ended May 25, 2003 (Pro forma).

      The information presented below for the fiscal year ended May 30, 2004 compared to the fiscal year ended May 25, 2003 (Pro forma) is derived from comparing (1) the results of the Acquired Business for the fiscal year ended May 30, 2004 to (2) the sum of the historical financial statements of the Predecessor ConAgra Red Meat Business after deducting the results of the Businesses Not Acquired for the 115 day period from May 26, 2002 through September 18, 2002 and including pro forma adjustments related to the Transaction, plus the results of the Acquired Business for the 249 day period from September 19, 2002 through May 25, 2003.

      Net Sales. Net sales for the fiscal year ended May 30, 2004 increased $1,499.4 million, or 18%, as compared to the net sales for the Acquired Business for the fiscal year ended May 25, 2003 (Pro forma), due to higher selling prices coupled with a 3% increase in sales volumes. In addition, Australia’s results benefited from a 26% increase in average Australian dollar to US dollar currency translation rates as compared to the prior fiscal year.

      Cost of Goods Sold. Cost of goods sold increased $1,489.0 million, or 18%, for the fiscal year ended May 30, 2004 as compared to the fiscal year ended May 25, 2003 (Pro forma). The increase resulted from higher livestock costs, a 3% increase in volumes between the two periods, and a 26% increase in average Australian dollar to US dollar currency translation rates as compared to the prior fiscal year. In addition, following the December 23, 2003 identification of the first-ever US case of BSE in a single dairy cow and resultant closure of foreign borders to US beef exports, we recorded a $43.0 million charge related to the direct and indirect costs incurred.

      Gross margin percentages (gross profit as a percent of net sales) declined 0.4% to 2.8% for the current fiscal year. The decline in gross margin as a percentage of sales is primarily due to the recording of the BSE-related charge discussed in “Cost of Goods Sold” above.

      Selling, General and Administrative. Selling, general and administrative expenses were $134.1 million for the fiscal year ended May 30, 2004 as compared to $127.2 million for the fiscal year ended May 25, 2003 (Pro forma). These expenses increased by $6.9 million, or 5%, due to increases in labor, facilities, professional services and depreciation expenses on fixed asset additions in the current fiscal year coupled with an increase in the year-to-date management incentive accruals as a result of our fourth quarter performance. Partially offsetting these increases was a reduction in bad debts expense during 2004 as the prior year included a reserve for bad debts of $3.8 million (including $2.9 million related to Swift Beef and $0.9 million related to Swift Pork) for amounts estimated to be unrecoverable from a single customer which had filed Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware.

      Corporate Allocations/ Interest Expense. Corporate allocations for the fiscal year ended May 25, 2003 were $3.6 million. No corporate allocations were recorded subsequent to the Transaction date of September 19, 2002, although payments to our prior owner in accordance with the Transition Services Agreement during the 249 days ended May 25, 2003 totaled $4.5 million which is reflected in selling, general and administrative expenses. Interest expense for the fiscal year ended May 30, 2004 was $73.6 million as compared to $69.9 million for the fiscal year ended May 25, 2003 (Pro forma). For more information on interest expense see Note 6, “Long-term Debt and Loan Agreements” to our consolidated financial statements included in Item 8 of this Form 10-K.

      Other Items. Our operating results for the fiscal year ended May 25, 2003 (Pro forma) were impacted by a gain on business interruption insurance recovery of $21.2 million related to a December 2000 fire at a beef processing facility operated by the Predecessor (see Note 13 “Business Interruption Recovery” to our consolidated financial statements included in Item 8 of this Form 10-K). Our results were also impacted by a translation loss of $0.8 million and a gain of $9.0 million during the fiscal years ended May 30, 2004 and May 25, 2003 (Pro forma), respectively. The gain related to gains on US Dollar denominated intercompany borrowings by Swift Australia. During the second quarter ended November 23, 2003, we began a policy of entering into forward contracts to hedge our exposure on intercompany borrowings with our Australian subsidiary. Changes in fair value of these contracts have been recorded in the statement of earnings as an offset to translation gains or losses on intercompany borrowings.

      Income Taxes. For the fiscal year ended May 30, 2004 and the 249 day period ended May 25, 2003, our effective tax rate for the Acquired Business was approximately 34.5% as compared to 36% for prior periods on a Predecessor basis. The decrease in our effective rate was primarily due to the extraterritorial income exclusion that allows certain foreign sales to be non-taxable. As we are no longer a division of our previous parent company, we must file separate consolidated tax returns for the Acquired Business and the parent entities on a stand-alone basis.

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

      Cost of Goods Sold. Pro forma cost of goods sold was relatively flat year over year with $8,114.0 million for the fiscal year ended May 25, 2003 as compared to $8,174.5 million for the fiscal year ended May 26, 2002 for the Predecessor. The fiscal 2003 results were impacted by higher insurance costs due to general market conditions as a result of world events, and becoming a stand-alone company.

      Gross margin percentages (gross profit as a percent of net sales) remained relatively flat at 3% for both periods.

      Selling, General and Administrative. Pro forma selling, general and administrative expenses were $127.2 million for the fiscal year ended May 25, 2003 as compared to $108.3 million for the fiscal year ended May 26, 2002 for the Predecessor. These expenses increased by $18.8 million due to increases in labor, facilities, professional services and costs associated with becoming a stand-alone company, offset by the adoption, effective May 27, 2002, of SFAS No. 142, which reduced intangible amortization expense recorded for the fiscal year ended May 25, 2003 by $2.4 million. During the quarter ended May 25, 2003, one of our customers filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. We increased our reserve for bad debts by $3.8 million (including $2.9 million related to Swift Beef and $0.9 million related to Swift Pork) for amounts estimated to be unrecoverable from this customer.

      Corporate Allocations/ Interest Expense. Corporate allocations for the fiscal year ended May 26, 2002 were $75.5 million. No corporate allocations were recorded subsequent to the Transaction date of September 19, 2002, although payments to our prior owner in accordance with the Transition Services Agreement during the 249 days ended May 25, 2003 totaled $4.5 million. For more information on interest expense, see Note 6, “Long-term Debt and Loan Agreements” to our consolidated financial statements included in Item 8 of this Form 10-K.

      Other Items. Our operating results for the fiscal year ended May 25, 2003 were impacted by a gain on business interruption insurance recovery of $21.2 million related to a December 2000 fire at a beef processing facility operated by the Predecessor (see Note 13 “Business Interruption Recovery” to our consolidated financial statements included in Item 8 of this Form 10-K). Our results were also impacted by a translation gain of $9.0 million related to gains on US Dollar denominated intercompany borrowings.

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

Segment Information

      In connection with the Transaction, we executed a management reporting reorganization resulting in three primary segments: Swift Beef, Swift Pork and Swift Australia. Prior to the Transaction, the Predecessor (including each of its four divisions: US Beef, US Pork, Cattle Feeding and Australia) was a component of the Meat Processing Segment of ConAgra Foods, Inc. The segment disclosures of the Predecessor have been restated to provide comparable financial information for each of our three primary segments that resulted from the Transaction and the management reorganization.

      Certain reclassifications have been made to the prior periods’ reporting segment presentation to conform to the way in which our chief operating decision maker as defined in SFAS 131 currently views and evaluates the financial performance of our operating segments.

      Swift Beef. The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef and other products. In addition, Swift Beef also sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries. Cattle hides are sold for both domestic and international use, primarily to the clothing and automotive industries. US beef margins were negatively affected by the loss of export markets on December 23, 2003 as a result of the discovery of BSE in a single dairy cow in Washington state and resultant border closures as approximately 15% of the historical revenue derived from the animal were generated from export sales of beef and beef by-products, many of which have no domestic market. US livestock raw material prices have not declined sufficiently to absorb this revenue loss.

      Swift Pork. A significant portion of Swift Pork’s revenues are generated from the sale predominantly to retailers of fresh pork products including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs.

Other pork products, including hams, bellies and trimmings are sold predominantly to further processors who, in turn, manufacture bacon, sausage and deli and luncheon meat. The remaining sales are derived from by-products and from the results of North American Food Processing, a new company division focusing on further-processed, higher-margin products. Swift Pork margins and volumes from exports have increased as a result of the Avian flu and BSE issues affecting US poultry and beef exports in the last year as pork has become a replacement source of protein for those consumers.

      Swift Australia. The majority of Swift Australia’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef and other products. Approximately 80% of the beef product sold by Swift Australia is derived from grass-fed animals. The remainder of Swift Australia’s beef products is derived from grain-fed animals that are sold primarily to Japan. Other sales are derived from our foods division, which manufactures meat patties and distributes products for McDonald’s in Australia and produces value-added meat products including toppings for pizzas. The remaining sales are derived from our wholesale business which sells and distributes boxed meat products to brokers who in turn resell those products to end customers. Swift Australia’s margins and volumes for exports have increased as a result of the Avian flu and BSE issues affecting US poultry and beef exports in the last year as Australian beef has become a replacement source of protein for those consumers.

      Corporate, Other and Eliminations. This line item includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process. In the Predecessor Entity periods, this line also includes the cattle feeding division which we did not acquire in the Transaction.

	Predecessor		Successor

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

	Fiscal Year Ended	115 Days Ended	249 Days Ended	Fiscal Year Ended
	May 26, 2002	September 18, 2002	May 25, 2003	May 30, 2004

	(Dollars in thousands)		(Dollars in thousands)
Net Sales
Swift Beef	$5,446,039	$1,705,491	$3,661,686	$5,998,800
Swift Pork	1,730,998	484,958	1,097,348	1,981,319
Swift Australia	1,290,583	456,406	993,718	1,934,090
Corporate, Other and Eliminations	8,588	45,595	(13,584)	(34,750)

Total	$8,476,208	$2,692,450	$5,739,168	$9,879,459

Depreciation and Amortization
Swift Beef	$38,786	$12,233	$30,071	$50,639
Swift Pork	15,360	4,633	11,732	18,377
Swift Australia	10,604	3,534	10,005	17,316
Corporate, Other and Eliminations	3,592	1,172	52	389

Total	$68,342	$21,572	$51,860	$86,721

EBITDA
Swift Beef	$60,125	$44,880	$25,285	$44,321
Swift Pork	87,213	10,796	64,736	132,619
Swift Australia	31,791	16,949	49,071	51,055
Corporate, Other and Eliminations	7,166	(23,035)	21,338	290

Total	186,295	49,590	160,430	228,285

Depreciation and amortization	(68,342)	(21,572)	(51,860)	(86,721)
Interest expense	—	—	(48,592)	(73,573)

Total Income Before Income Taxes	$117,953	$28,018	$59,978	$67,991

						Pro Forma
	115 Days Ended September 18, 2002
					249 Days	Fiscal Year
	ConAgra	Elimination	Adjustments		Ended	Ended
	Red Meat	of Businesses	for the		May 25,	May 25,
	Business	Not Acquired	Transaction(a)	Total	2003	2003

	(Dollars in thousands)
Net sales
Swift Beef	$1,705,491	$—	$—	$1,705,491	$3,661,686	$5,367,177
Swift Pork	484,958	—	—	484,958	1,097,348	1,582,306
Swift Australia	456,406	—	—	456,406	993,718	1,450,124
Corporate, Other and Eliminations	45,595	(51,527)	—	(5,932)	(13,584)	(19,516)

Total	$2,692,450	$(51,527)	$—	$2,640,923	$5,739,168	$8,380,091

Depreciation and Amortization Swift Beef	$12,233	$—	$3,400	$15,633	$30,071	$45,704
Swift Pork	4,633	—	1,951	6,584	11,732	18,316
Swift Australia	3,534	—	1,088	4,622	10,005	14,627
Corporate, Other and Eliminations	1,172	(1,143)	—	29	52	81

Total	$21,572	$(1,143)	$6,439	$26,868	$51,860	$78,728

EBITDA Swift Beef	$44,880	$—	$6,333	$51,213	$25,285	$76,498
Swift Pork	10,796	—	4,027	14,823	64,736	79,559
Swift Australia	16,949	—	2,614	19,563	49,071	68,634
Corporate, Other and Eliminations	(23,035)	21,289	—	(1,746)	21,338	19,592

Total	$49,590	$21,289	$12,974	$83,853	$160,430	$244,283

Depreciation and amortization	(21,572)	1,143	(6,439)	(26,868)	(51,860)	(78,728)
Corporate allocations — finance charges	—	(190)	190	—	—	—
Interest expense	—	—	(21,375)	(21,375)	(48,592)	(69,967)

Total Income Before Income Taxes	$28,018	$22,242	$(14,650)	$35,610	$59,978	$95,588

(a)	Adjustments for the Transaction represent certain adjustments and eliminations, such as an adjustment to estimated depreciation expense based on the fair values of assets acquired, amounts payable pursuant to the Monitoring and Oversight Agreement (see Note 8, “Related Party Transactions” to our consolidated financial statements included in Item 8 of this Form 10-K), an elimination of historical allocated corporate financing cost, interest expense as a result of the Transaction and the tax effects of the pro forma adjustments at an estimated statutory tax rate of 38%.

Fiscal Year Ended May 30, 2004 Compared to Fiscal Year Ended May 25, 2003 (Pro forma).

      The information presented below for the fiscal year ended May 30, 2004 compared to the fiscal year ended May 25, 2003 (Pro forma) is derived from comparing (1) the results of the Acquired Business for the fiscal year ended May 30, 2004 to (2) the sum of the historical financial statements of the Predecessor ConAgra Red Meat Business after deducting the results of the Businesses Not Acquired for the 115 day period from May 26, 2002 through September 18, 2002 and including pro forma adjustments related to the Transaction, plus the results of the Acquired Business for the 249 day period from September 19, 2002 through May 25, 2003.

Swift Beef

      Net Sales. Net sales of Swift Beef were $5,998.8 million for the fiscal year ended May 30, 2004 compared to $5,367.2 million for the fiscal year ended May 25, 2003 (Pro forma). Net sales increased $631.6 million, or 12%, on substantially higher selling prices for boxed beef partially offset by declines in product values for beef and beef by-products due to the closure of foreign borders to US exports, and partially offset by a decrease in total sales volume of approximately 4%. Reduction in sales volume compared to prior year, despite one additional week in the fiscal 2004 results, was due largely to the disruption in the industry caused by the market volatility following the December 23, 2003 BSE discovery. The sudden and total loss of export markets for beef and beef by-products eliminated approximately 15% of the sources of revenue, and livestock markets have not declined sufficiently to absorb this revenue loss. Therefore meat packers, including our Swift Beef segment, have reduced production.

      Depreciation & Amortization. Depreciation and amortization of Swift Beef was $50.6 million for the fiscal year ended May 30, 2004 compared to $45.7 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $4.9 million, or 11%, resulted from the recording of depreciation expense on the current year fixed asset additions.

      EBITDA. EBITDA of Swift Beef was $44.3 million for the fiscal year ended May 30, 2004 compared to $76.5 million for the fiscal year ended May 25, 2003 (Pro forma). The decrease of $32.2 million resulted primarily from the recording of a $43.0 million charge related to the direct and indirect impacts of the discovery of BSE in a single dairy cow in Washington State in December 2003 partially offset by lower bad debt expense as the prior year included the recording of a $2.9 million increase in the allowance for doubtful accounts related to a single customer who filed for Chapter 11 bankruptcy.

      Gross margin percentages (gross profit as a percent of net sales) declined to 1% as compared to 2% for the prior year (Pro forma). The decline was largely attributable to the charge related to BSE discussed under “EBITDA” above.

Swift Pork

      Net Sales. Net sales of Swift Pork were $1,981.3 million for the fiscal year ended May 30, 2004 compared to $1,582.3 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $399.0 million, or 25%, resulted from a 17% increase in average selling price per pound, coupled with a 7.2% increase in sales volume. Higher average selling prices were driven largely by increased US consumer demand. Higher sales volume was driven by higher exports of pork products as key foreign markets continue to be closed to the import of US beef and chicken. In addition, while historically demand for pork has been seasonal, demand has remained consistently strong during the entire fiscal year ended May 30, 2004.

      Depreciation & Amortization. Depreciation and amortization of Swift Pork was $18.4 million for the fiscal year ended May 30, 2004 compared to $18.3 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $0.1 million, or 1%, resulted from the recording of depreciation expense on the current year fixed asset additions.

      EBITDA. EBITDA of Swift Pork was $132.6 million for the fiscal year ended May 30, 2004 compared to $79.6 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $53.0 million, or 67%, resulted from a 19% increase in meat margin (selling price less raw material cost) per pound combined with a 7.2% increase in sales volume partially offset by higher plant costs (including packaging, transportation costs for finished goods, labor costs and overhead costs). In addition, the 2003 comparative period was negatively impacted by the recording of a $0.9 million increase in the allowance for doubtful accounts related to a single customer who filed Chapter 11 bankruptcy.

      Gross margin percentages (gross profit as a percent of net sales) increased to 8% from 6% for the prior year (Pro forma). The increase was primarily attributable to the increases in volume and selling price per pound discussed above.

Swift Australia

      Net Sales. Net sales of Swift Australia were $1,934.1 million for the fiscal year ended May 30, 2004 compared to $1,450.1 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $484.0 million, or 33%, resulted from a 10% increase in average selling prices on nominally higher sales volumes. In addition, the Australian dollar to US dollar exchange rate increased an average 26% between the two periods. The sales margin of Swift Australia’s beef products was augmented as a result of diminished international beef supplies caused by the continued inability of the United States and Canada to export beef products due to trade restrictions caused by the discovery of BSE in those countries.

      Depreciation & Amortization. Depreciation and amortization of Swift Australia was $17.3 million for the fiscal year ended May 30, 2004 compared to $14.6 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $2.7 million, or 18%, was related to the effect of higher average Australian dollar to US dollar currency exchange rates on the current period amounts. The Australian dollar to US dollar exchange rate increased an average 26% between the two periods.

      EBITDA. EBITDA of Swift Australia was $51.1 million for the fiscal year ended May 30, 2004 compared to $68.6 million for the fiscal year ended May 25, 2003 (Pro forma). The decrease of $17.5 million, or 26%, resulted from significantly below average rainfall early in the year resulting in a tight animal supply. Australia rebounded in the fourth quarter however, with slaughter volumes averaging 10% above prior year levels resulting in higher meat margins primarily due to the continued inability of the United States and Canada to export beef products due to trade restrictions caused by the discovery of BSE in those countries. During the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, Swift Australia’s results were also impacted by a translation gain of $9.0 million and a translation loss of $0.8 million, respectively, related to translation gains and losses on US dollar denominated intercompany borrowings. In addition, the Australian dollar to US dollar exchange rate increased an average of 26% between the two periods.

      Gross margin percentages (gross profit as a percent of net sales) decreased to 3% for the current fiscal year versus 4% for the prior year (Pro forma) largely due to higher raw material costs which more than offset the increased selling prices.

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

Swift Beef

      Net Sales. Net sales of Swift Beef were $5,367.2 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $5,446.0 million for the fiscal year ended May 26, 2002 (Predecessor basis). Although net sales remained relatively flat, selling prices were nominally lower in 2003 offset by an increase in volume.

      Depreciation & Amortization. Depreciation and amortization of Swift Beef was $45.7 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $38.8 million for the fiscal year ended May 26, 2002 (Predecessor basis). The increase of $6.9 million resulted primarily from the increase in asset depreciable basis due to the Transaction.

      EBITDA. EBITDA of Swift Beef was $76.5 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $60.1 million for the fiscal year ended May 26, 2002 (Predecessor basis). The increase of $16.4 million resulted from a reduction in corporate allocations as compared to 2002 offset by increased labor and other in-plant overhead costs and costs incurred to become a stand-alone company following the Transaction including insurance, staffing changes and other.

      Gross margin percentages (gross profit as a percent of net sales) remained relatively flat at 2% for both the 2003 fiscal year (Pro forma) and the prior year (Predecessor basis).

Swift Pork

      Net Sales. Net sales of Swift Pork were $1,582.3 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $1,731.0 million for the fiscal year ended May 26, 2002 (Predecessor basis). The decrease of $148.7 million, or 9%, resulted from a 10% decline in average selling price per pound, partially offset by a 2% increase in sales volume.

      Depreciation & Amortization. Depreciation and amortization of Swift Pork was $18.3 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $15.4 million for the fiscal year ended May 26, 2002 (Predecessor basis). The increase of $2.9 million, or 19%, resulted primarily from the increase in asset depreciable basis due to the Transaction.

      EBITDA. EBITDA of Swift Pork was $79.6 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $87.2 million for the fiscal year ended May 26, 2002 (Predecessor basis). The decrease of $7.6 million, or 9%, resulted from a 1% reduction in meat margin (selling price less raw material cost) per pound (due primarily to higher trade allowances) combined with a 6% increase in plants costs (including packaging, transportation costs for finished goods, labor costs and overhead costs) and a $0.9 million increase in the allowance for doubtful accounts related to a single customer who filed Chapter 11 bankruptcy, offset by reduced corporate allocations as compared to 2002.

      Gross margin percentages (gross profit as a percent of net sales) remained relatively flat at 6% for both the 2003 fiscal year (Pro forma) and the prior year (Predecessor basis).

Swift Australia

      Net Sales. Net sales of Swift Australia were $1,450.1 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $1,290.6 million for the fiscal year ended May 26, 2002 (Predecessor basis). The increase of $159.5 million, or 12%, resulted from a 13% increase in head processed, achieved through an increase in throughput at the Townsville plant following the introduction of more flexible work arrangements, coupled with the influence on available cattle numbers of a below average rainfall weather pattern over a wide area of Australia during the year. This left cattle producers with few options to maintain total herd numbers, and significant numbers of breeding females were slaughtered during the period as a consequence. In addition, the Australian dollar to US dollar exchange rate increased an average 17% between the two periods.

      Depreciation & Amortization. Depreciation and amortization of Swift Australia was $14.6 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $10.6 million for the fiscal year ended May 26, 2002 (Predecessor basis). The increase of $4.0 million, or 38%, resulted primarily from the increase in asset depreciable basis due to the Transaction, compounded by the effects of foreign exchange rates on the current period amounts. The Australian dollar to US dollar exchange rate increased an average 17% between the two periods.

      EBITDA. EBITDA of Swift Australia was $68.6 million for the fiscal year ended May 25, 2003 (Pro forma) compared to $31.8 million for the fiscal year ended May 26, 2002 (Predecessor basis). The increase of $36.8 million, resulted from a 13% increase in sales volumes partially offset by nominally lower selling prices per pound and reduced corporate allocations as compared to 2002. Meat margin improved while plant costs increased (largely due to increase in variable expenses attributable to running more hours in the current reporting period to process higher sales volumes) partially offset by increased selling, general and administrative expenses associated with becoming a stand-alone company (such as insurance, incentives paid at closing of the Transaction, etc.). Swift Australia’s results for fiscal 2003 were also impacted by a translation gain of $9.0 million related to gains on US dollar denominated intercompany borrowings. In addition, the Australian dollar to US dollar exchange rate increased an average 17% between the two periods.

      Gross margin percentages (gross profit as a percent of net sales) increased to 4% for the 2003 fiscal year (Pro forma) versus 3% for the prior year (Predecessor basis) largely due to higher volumes and lower raw material costs.

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

Internal Sources of Liquidity

      Our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our bank facilities. As of May 30, 2004 we had working capital of $531.9 million compared to $430.6 million at May 25, 2003. The increase from 2003 is primarily due to an increase in livestock costs that translates into higher inventory and receivable balances at May 2004 as compared to May 2003.

      We believe that cash flows from operations and availability under our bank facilities will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt and fund capital expenditures. At May 30, 2004, we had capital projects in progress that will require approximately $5.9 million to complete. Capital spending for fiscal 2005 is expected to approximate $60.0 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities. Our credit facilities contain financial covenants that could impact our liquidity on an ongoing basis. During the fiscal year ended May 30, 2004 we made debt repayments of $4.6 million.

      Operating Activities. Net cash provided by operating activities decreased $26.1 million in 2004 compared to the 249 days ended May 25, 2003 and the 115 days ended September 18, 2002. The decrease is primarily attributable to the change in assets and liabilities which declined by $32.1 million as compared to the 249 days ended May 25, 2003 and the 115 days ended September 19, 2002. This decline is primarily due to an increase in receivables and inventory as a result of increased livestock costs and increased finished goods prices. The change in assets and liabilities is partially offset by a slight increase in net income plus non-cash items due to the gain on business interruption recovery in the prior year and an increase in depreciation expense as compared to the 249 days ended May 25, 2003 and the 115 days ended September 19, 2002.

      Net cash provided by operating activities was $102.9 million for the 249 days ended May 25, 2003 and $2.3 million for the 115 days ended September 18, 2002 (Predecessor basis) as compared to $270.9 million for the fiscal year ended 2002 (Predecessor basis). The decrease in 2003 as compared to 2002 is primarily attributable to the increase in assets and decrease in liabilities as a result of higher trade working capital. Cash flows from operating activities for the fiscal year ended May 26, 2002 and the 115 days ended September 18, 2002 were also impacted by changes in working capital related to Businesses Not Acquired of $(67.8) million and $1.0 million, respectively.

      Investing activities. Cash used in investing activities totaled $59.7 million in 2004 as compared to $839.4 million and $7.5 million for the 249 days ended May 25, 2003 and the 115 days ended September 19, 2002, respectively. The decrease is primarily due to the cash payment made for the purchase of the company during the 249 day period. Excluding this payment, cash used in investing activities increased $6.3 million as a result of increased purchases of property, plant, and equipment which was partially offset by proceeds from sales of equipment. The increased capital expenditures were primarily due to a $14 million expansion project at our Worthington, Minnesota pork facility in the fiscal year ended May 30, 2004.

      For the fiscal year ended May 26, 2002 (Predecessor basis), we used net cash of $22.2 million as compared to $7.5 million for the 115 days ended September 18, 2002 (Predecessor basis) and $839.4 million for the 249 days ended May 25, 2003 for the Acquired Business. The increase from prior year is primarily a result of the purchase of the Acquired Business ($793.5 million), offset by a slight decrease in cash used for additions to property, plant, and equipment.

      Financing activities. For the fiscal year ended May 30, 2004, cash provided by financing activities was $15.2 million as compared to $765.5 million and $9.2 million for the 249 days ended May 25, 2003 and the 115 days ended September 19, 2002, respectively. The decrease in cash provided is a result of the financing incurred of $671.0 million and the issuance of $160.0 million of common stock in 2003 for the purchase of the company, which was offset by the repayment of $70.0 million of the debt incurred and $37.0 million in debt issuance costs. Excluding these items, cash provided by financing activities was $41.5 million for the 249 day period and $9.2 million for the 115 day period, which is primarily the result of changes in overdraft balances used to fund working capital requirements. The incurrence of $12.4 million of additional debt was related to the financing of a capital asset during the fiscal year ended May 30, 2004.

      Cash used in financing activities totaled $250.6 million for the fiscal year ended May 26, 2002 (Predecessor basis), as compared to $9.2 million in cash provided by financing activities for the 115 days ended September 18, 2002 (Predecessor basis) and $765.5 million for the 249 days ended May 25, 2003 for the Acquired Business. The increase in cash provided by financing activities is a result of funding requirements for higher trade working capital coupled with financing related to the Transaction, as described above.

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

      We have in place a short-term revolving credit facility (expiring in September 2007) of $350.0 million of which $266.9 million was available for borrowing as of May 30, 2004 with major domestic and international banks. The interest rates for the revolving credit facility vary based on currency denominations and borrowing rates of our lenders. See “Senior Credit Facilities” below.

      At May 30, 2004, we had $636.5 million of total debt outstanding as compared to $624.3 million as of May 25, 2003. The increase of $12.2 million is primarily related to the financing of a capital asset during the fiscal year ended May 30, 2004.

      Our current debt structure is secured by substantially all of our current assets, including inventory, accounts receivable and all of our property, plants and equipment. As a result, our future liquidity is dependent on maintaining adequate cash flows from operations as well as maintaining the credit quality of our underlying accounts receivable balances. Although not anticipated by our management, deterioration of the credit quality of accounts receivable could impact our ability to borrow under our revolving credit facility.

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

      We project capital expenditures of approximately $60.0 million in the next fiscal year, primarily related to plant expansion and production efficiency projects. Approximately two-thirds of our capital spending for the next fiscal year relates to growth and process improvement projects and the remaining one-third relates to major renewals and improvements of our facilities. We expect to fund these capital expenditures with cash flow from operations and borrowings under our revolving credit facility.

Senior Credit Facilities

      In connection with the Transaction, Swift Operating entered into an agreement providing for senior secured credit facilities that allow borrowings from time to time up to $550.0 million, and consist of a term loan of up to $200.0 million and a revolving credit facility of up to $350.0 million of which $266.9 million was available for borrowing as of May 30, 2004. Availability under the senior credit facilities is affected by borrowing base limitations and, with respect to the revolving credit facility, the issuance of letters of credit. At May 30, 2004, we had total outstanding debt of $636.5 million (inclusive of the original issue debt discount attributable to the senior notes issued by Swift Operating), including capital lease obligations of $22.0 million, $197.0 million of secured debt and $150.0 million of senior subordinated notes.

      Availability under the senior credit facilities with respect to any borrower is subject to a borrowing base. The borrowing base for the U.S. borrower is based on its and certain of its domestic wholly owned subsidiaries’ assets as described below. The borrowing base for the Australian borrowers is based on the borrowing base for the U.S. borrower plus a borrowing base based on their and certain of their wholly owned subsidiaries’ assets. The borrowing base consists of percentages of the U.S. borrower’s or Australian borrowers’ eligible accounts receivable, inventory and supplies and the lesser of a sublimit and percentages of their respective eligible equipment and real property, in each case, less certain eligibility and availability reserves to be determined. The borrowers are required to report their respective borrowing bases on a weekly basis and, as a result, the availability under the senior credit facilities is subject to change. Any borrowing under the revolving credit facility would be classified as current due to a requirement to maintain cash collateral accounts held at administrative agent.

Senior Notes

      On September 19, 2002, Swift Operating issued $268.0 million of 10 1/8% Senior Notes due 2009. The senior notes were issued with original issue discount and generated gross proceeds of approximately $250.5 million. On August 15, 2003, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the senior notes.

      On July 16, 2003, we entered into a $100 million (notional) interest rate swap that converted a portion of our fixed rate 10 1/8% Senior Notes into a floating rate obligation. The swap, which matures on October 1, 2007, was utilized to achieve a target fixed/ floating capital structure appropriate for our business.

Senior Subordinated Notes

      On September 19, 2002, ConAgra Foods purchased $150.0 million aggregate principal amount of 12 1/2% senior subordinated notes due 2010 issued by Swift Operating. On March 26, 2003, ConAgra Foods sold all $150.0 million aggregate principal amount of the senior subordinated notes in a transaction exempt from the registration requirements of the Securities Act. An affiliate of ConAgra Foods acquired $30.0 million aggregate principal amount of the senior subordinated notes in that transaction which were subsequently sold. On January 14, 2004, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the senior subordinated notes.

Bank Covenant Compliance

      Our senior credit facilities’ financial covenants are based on Adjusted EBITDA as defined in the senior credit facilities. These financial covenants require us to comply with certain ratios calculated using Adjusted EBITDA and determine our ability to meet future debt service, incur additional indebtedness or capital expenditures and assess our working capital requirements. In particular, these financial covenants currently require us not to:

•	exceed a maximum leverage ratio of 4.0x Adjusted EBITDA;

•	fall below a minimum interest coverage ratio of 2.5x Adjusted EBITDA; and

•	fall below a minimum fixed charge ratio of 1.15.

      Our leverage ratio, interest coverage ratio and fixed charge coverage ratio are to be calculated each fiscal quarter based on the latest twelve month financial data.

      The calculated ratios for the latest twelve months (“LTM”) ended August 24, 2003, November 23, 2003, February 22, 2004 and May 30, 2004 were as follows:

		Latest Twelve			Latest Twelve			Latest Twelve			Latest Twelve
		Months			Months			Months			Months
		Ended			Ended			Ended			Ended
		August 24,			November 23,			February 22,			May 30,
		2003(d)			2003(d)			2004(d)			2004(d)

Leverage Ratio:
Consolidated Debt/		$636,510			$636,109			$635,654			$636,508
Adjusted EBITDA(a)	÷	$238,066		÷	$236,627		÷	$220,150		÷	$250,781

		=2.67	x		=2.69	x		=2.89	x		=2.54	x
Interest Coverage Ratio:
Adjusted EBITDA(a)/		$238,066			$236,627			$220,150			$250,781
Consolidated Interest Expense	÷	$61,893		÷	$59,425		÷	$60,460		÷	$61,468

		=3.85	x		=3.98	x		=3.64	x		=4.08	x
Fixed Charge Ratio:
Fixed Charge Numerator(b)/		$127,626			$119,238			$128,139			$162,332
Fixed Charge Denominator(c)	÷	$65,285		÷	$63,326		÷	$64,869		÷	$66,086

		=1.95	x		=1.88	x		=1.98	x		=2.46	x

(a)	The term “Adjusted EBITDA” is a defined term in our senior credit facilities, filed as Exhibit 10.1 to this Form 10-K. Adjusted EBITDA is calculated by adding to EBITDA certain items of income and expense. Amounts required to be added back to EBITDA to arrive at Adjusted EBITDA, as defined, for the LTM periods presented above include: retiree pension plan not assumed, elimination of historical corporate allocation, the impact of mark-to-market accounting from certain derivative contracts, the impact of non-cash predecessor entity stock option expense recognized, and the deduction for certain standalone incremental costs.

(b)	The numerator for the fixed charge ratio is calculated as defined in our senior credit facilities as: Adjusted EBITDA, less capital expenditures for the preceding four quarters, less total federal income tax liability payable.

(c)	The denominator for the fixed charge ratio is calculated as defined in our senior credit facilities using estimated amounts of annualized consolidated interest expense, plus an annualized principal amount of consolidated financial covenant debt due, plus annualized cash dividends, plus other annualized restricted payments. The terms “annualized consolidated interest expense” and “consolidated financial covenant debt” are defined in our senior credit facilities, filed as Exhibit 10.1 to this Form 10-K.

(d)	LTM EBITDA includes translation gains for all periods presented. The LTM periods ended August 24, 2003, November 23, 2003, and February 22, 2004 include our gain on business interruption recovery. The LTM periods ended February 22, 2004 and May 30, 2004 exclude an amount related to a BSE charge incurred in our third quarter of fiscal 2004.

Obligations and Commitments

      As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as lease or debt agreements. The following is a summary of these obligations as of May 30, 2004:

	Payments Due by Period

							After
Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 5

	(Dollars in millions)
Term loan facility	$197.0	$2.0	$2.0	$2.0	$96.0	$95.0	$—
Senior subordinated notes	150.0	—	—	—	—	—	150.0
Senior notes	268.0	—	—	—	—	—	268.0
Operating leases	25.3	5.9	5.6	4.4	3.4	3.4	2.6
Capital lease obligations	33.9	3.0	3.0	3.2	3.3	3.1	18.3
Installment notes payable	12.8	1.0	0.4	0.4	0.4	0.8	9.8
Purchase obligations:
Livestock procurement(1)	2,983.7	1,084.7	518.6	300.5	194.7	161.4	723.8
Livestock feed procurement(2)	12.8	12.8	—	—	—	—	—
Other(3)	5.1	5.1	—	—	—	—	—

Total cash obligations	$3,688.6	$1,114.5	$529.6	$310.5	$297.8	$263.7	$1,172.5

(1)	Represent hog and cattle purchase agreements with certain hog and cattle producers. The number of animals that we will be obligated to purchase is based on minimum quantity commitments if existing, or management estimates based on past history for hog and cattle quantities. Due to the uncertainty of market prices at the time of purchase we have estimated market prices based on futures contracts for year one, and on historical averages for succeeding years.

(2)	Represent feed procurement agreements. Our Swift Australia segment has grain and commodity purchase contracts of up to twelve months in duration with which to supply its feedlot operations.

(3)	Includes certain obligations for capital expenditures and other insignificant purchase obligations.

      We have excluded from the above table amounts associated with operating leases having remaining noncancelable lease terms of one year or less.

      As part of our ongoing operations, we also enter into arrangements that obligate us to make future payments under contingent commitments, such as debt guarantees. A summary of our commitments as of May 30, 2004 is as follows:

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

Off Balance Sheet Arrangements

      As of May 30, 2004 we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Seasonality and Fluctuations in Quarterly Operating Results

      Our quarterly operating results are influenced by seasonal factors in both the beef and pork industries. These factors impact the price that we pay for livestock as well as the ultimate price at which we sell our products.

      In beef, the seasonal demand for beef products is highest in the summer and fall months as weather patterns permit more outdoor activities and there is typically an increased demand for higher value items that are grilled, such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

      The pork business has similar seasonal cycles, but in different months. It takes an average 11 months from conception for a hog to reach market weight. Generally, sows are less productive in summer months resulting in fewer hogs available in the spring and early summer, which causes prices of hogs and boxed pork to rise, but production to fall. Historically, the highest demand for pork occurs from October to March, as hog availability and holiday occasions increase the demand for hams, tenderloins and other higher value pork products. However, during the fiscal year ended May 30, 2004 US consumer demand for pork remained consistently strong throughout the year, driven in part, by international border closures to beef exports and an increase in the US consumers’ interest in high protein diets.

Critical Accounting Policies and Estimates

      The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses and disclosure of gain or loss contingencies. We base our estimates on historical experience, our understanding of the facts and circumstances and various other assumptions that we believe are reasonable. Actual results could differ materially from these estimates.

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

Inventory Valuation

      Inventories consist primarily of product, livestock and supplies. Product inventories are considered commodities and based on quoted commodity prices, which approximate net realizable value less cost to complete. Livestock and supply inventories are valued on the basis of the lower of first-in, first-out cost or market. Costs capitalized into livestock inventory include cost of livestock, direct materials, supplies, feed and other supplies. Management reviews inventory balances and purchase commitments to determine if inventories can be sold at amounts equal to or greater than their carrying amounts. If actual results differ from management expectations with respect to the selling of inventories at amounts equal to or greater than their carrying amounts, we would be required to adjust our inventory balances accordingly.

Revenue Recognition

      Our revenue recognition policies are based on the guidance in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Revenue on products sales is recognized when title and risk of loss are transferred to customers (upon delivery based on the terms of sale), when the price is fixed or determinable and when collectibility is reasonably assured.

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

      As of May 30, 2004 we had $65.0 million of cumulative undistributed earnings of certain foreign subsidiaries. We have considered the accumulated earnings prior to the Transaction, approximately $21.0 million, to be indefinitely reinvested. Such earnings would be subject to US taxation if repatriated to the US. The amount of unrecognized tax liability associated with the permanently reinvested cumulative undistributed earnings is approximately $3.2 million. Should we decide to repatriate such earnings or change its assumption about indefinite reinvestment in the future, the related taxes would be charged to earnings at that time. Furthermore, we do not accrue deferred taxes on the currency translation adjustment component of equity relating to investments in foreign subsidiaries existing at the time of the Transaction. Foreign earnings subsequent to the Transaction, of approximately $44.0 million are deemed to be repatriated and taxes accrued accordingly.

      At the date of the Transaction, we acquired approximately $93.0 million of previously taxed income related to certain foreign subsidiaries. This will allow us to repatriate $93.0 million to the US tax free. Deferred taxes of approximately $9.8 million have been accrued for the currency translation gain regarding the previously taxed income.

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

Foreign Currency

      The acquisition of the Australian subsidiaries was financed, in part, with borrowings from our U.S.-based lenders, including use of our revolving line of credit. The funds invested in Australia are denominated in U.S. dollars and as such are subject to market price volatility related to the periodic translation of assets and liabilities into our reporting currencies. Such translation gains and losses are reflected in the other comprehensive income component of equity when related to long term investments and intercompany borrowings which were the source of the original investment. Periodic borrowings in excess of the amount used to finance the acquisition are subject to revaluation with the resultant translation gains or losses reflected in the statements of earnings contained in our financial statements herein. We evaluate foreign currency exposure on an ongoing basis and may determine the need to utilize derivatives to mitigate our exposure to foreign currency movement in future periods. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”.

Self Insurance

      We are self-insured for certain losses relating to worker’s compensation, general liability and employee medical and dental benefits. We purchased stop-loss coverage in order to limit our exposure to any significant levels of claims. Self-insured losses are accrued based upon management’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry, and our historical experiences.

Recent Accounting Pronouncements

      In May 2003, the Emerging Issues Task Force (“EITF”) published EITF Issue No. 01-08, Determining Whether an Arrangement Is a Lease. EITF Issue No. 01-08 addresses how to determine whether an arrangement contains a lease that is within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases. EITF Issue No. 01-08 should be applied to (a) arrangements agreed to or committed to, if earlier, after the beginning of an entity’s next reporting period beginning after May 28, 2003, (b) arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003, and (c) arrangements acquired in business combinations initiated after the beginning of an entity’s next reporting period beginning after May 28, 2003. This Issue did not have a material impact on our consolidated financial statements or disclosures.

      In March 2003, the EITF published Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF Issue No. 02-16 addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. The Issue provides accounting guidance on how a vendor should characterize consideration given to a customer, and when to recognize and how to measure that consideration in its income statement. We have adopted the guidance in this Issue as it applies to our vendor relationships. In November 2003, the EITF published Issue No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered Consumers by Manufacturers, which further clarifies Issue No. 02-16. The application of this Issue did not have a material impact on our consolidated financial statements or disclosures.

      In January 2003, FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued. The interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a VIE, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003 and will become applicable for us in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. We believe that the domestic cattle feeding business with which we have a cattle supply agreement (see Note 8) is a variable interest entity under the recently revised rules, however we are not the primary beneficiary of this entity, and would not have to consolidate upon adoption in fiscal 2005. As discussed in Note 8 “Related Party Transactions” to the consolidated financial statements included in Item 8 of this Form 10-K, we acquire all of the live cattle production of the domestic cattle feeding business. This business has total assets of approximately $395 million, of which approximately $330 million represents inventory, primarily cattle and historically generates net income of less than $1.0 million. These activities are financed with a revolving credit agreement between the domestic cattle feeding business and ConAgra Foods. Our maximum exposure to loss, if any, is not expected to be material. We believe our full adoption in fiscal year 2005 will not have a material impact on our financial position or results of operations.

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

      The following table provides the fair value of our open derivative instruments:

	S&C Holdco 3, Inc.
	and Subsidiaries

	May 25, 2003	May 30, 2004

	(Dollars in thousands)
Fair Value:
Cattle and hogs	$799	$15,416
Energy	2,381	932
Foreign currency	982	(365)
Interest rate swap	—	(2,895)

Total	$4,162	$13,088

•	Fair value for cattle and hogs was determined using the quoted fair value and was based on our net derivative fair value by commodity.

•	Fair value of energy was determined by using quoted market prices, if available, and was based on our net derivative fair value by commodity.

•	Fair value of foreign currency was determined using quoted market prices and was based on the net derivative fair value.

•	Fair value of the interest rate swap was determined using the quoted market price.

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

      As of May 30, 2004, we had firm contracts to purchase approximately 33% of our anticipated need for cattle and hogs, and we had derivative positions for less than 1% of our anticipated need for cattle and hogs.

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

      Gains and losses from energy derivatives are recognized in the statements of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. For the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, respectively, certain energy derivatives qualify for hedge accounting in accordance with SFAS No. 133. The ineffective component, generally related to changes in actual usage compared to estimated usage, was not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. As of May 30, 2004, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we had hedge positions for approximately 57% of our annual needs for natural gas.

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

      Gains and losses from foreign currency derivatives are recognized in the statements of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004 our foreign currency positions qualify for hedge accounting in accordance with SFAS No. 133. The ineffective component, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, was not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.

Interest Rate Risk

      We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks.

      In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior notes in order to change the characteristics of a portion of our senior notes from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. The decrease in fair value of $2.9 million associated with the change in market value for the current year is recorded within interest expense on the statements of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.

      During the second quarter ended November 23, 2003, we began entering into forward contracts to hedge our exposure to gains and losses related to currency impacts of intercompany borrowings with our Australian subsidiary. Changes in the fair value of these contracts are recorded in the statements of earnings as an offset to translation gains or losses on intercompany borrowings.

      We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed-rate and variable rate debt and reviewing other business and financial risks. As of May 30, 2004 the fair value of our floating rate debt was $197.0 million. A 1% change in short-term interest rates would result in increased or decreased interest expense of approximately $2.0 million.

Sensitivity Analysis

      The following sensitivity analysis estimates our exposure to market risk of commodity prices and foreign exchange rates. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the fair value of applicable commodity prices and foreign exchange rates and excludes the underlying items that are being hedged.

	S&C Holdco 3, Inc. and
	Subsidiaries

	May 25, 2003	May 30, 2004

	(Dollars in thousands)
Fair Value:
Cattle and hogs	$799	$15,416
Energy	2,381	932
Foreign currency	982	(365)
Interest rate swap	—	(2,895)

Total	$4,162	$13,088

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$(2,737)	$7,630
Energy	1,038	117
Foreign currency	884	(15,843)
Interest rate swap	—	(3,987)

Total	$(815)	$(12,083)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in this report.

Changes in Internal Controls Over Financial Reporting

      During the most recently completed fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. During the first quarter of fiscal 2004 we had substantially completed our separation of certain back office accounting, treasury and financial reporting functions from our former parent, including the implementation of a new accounting software package. This process included establishment of policies and procedures and an independent, stand-alone control environment.

ITEM 9B.	OTHER INFORMATION

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information concerning the directors and executive officers of Swift Operating.

Name	Age	Position(s)

John N. Simons, Jr.	43	President and Chief Executive Officer and Director
Dennis R. Henley	58	President, North American Red Meats
Danny C. Herron	49	Executive Vice President and Chief Financial Officer
Marshall R. Ernst	52	Vice President Operations
Dan V. Halstrom	42	Vice President International Sales
John R. Keir	58	Joint Chief Executive Officer of Swift Australia
John W. Shandley	47	Vice President Human Resources
Peter J. White	60	Joint Chief Executive Officer of Swift Australia
Donald F. Wiseman	58	Vice President, General Counsel and Secretary
Kevin C. Yost	38	Vice President North American Food Processing
Joe Colonnetta, Jr.	42	Director
George N. Gillett, Jr	65	Chairman of the Board and Director
Gregg L. Engles	46	Director
Thomas O. Hicks	58	Director
Michael D. Kelly	57	Director
Thomas L. Manuel	57	Director
John R. Muse	53	Director
Michael D. Walter	55	Director

      A brief biography of each director and executive officer follows:

John N. Simons, Jr. became the President and Chief Executive Officer of Swift Operating and a director in September 2002, and is also the President of Swift Holdings and Swift Beef Company. From May 1999 to September 2002, Mr. Simons was employed as President and Chief Operating Officer of ConAgra Red Meats Company. Prior to his employment with ConAgra Foods, from 1991 to May 1999, Mr. Simons was employed in a variety of general management roles in the United States, Canada and Australia at Cargill, Inc. Prior to his employment with Cargill, Inc., from 1987 to 1989, Mr. Simons was a Sales Associate at Trammell Crow Company. Mr. Simons is also a director of Swift Foods Company, one of our parent companies.

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

Danny C. Herron became the Executive Vice President and Chief Financial Officer of Swift Operating in September 2002 and is also the Chief Financial Officer and Vice President of Swift Holdings. From April 1998 to September 2002, Mr. Herron was employed as Vice President and Senior Financial Officer of ConAgra Beef Company. From 1991 to April 1998, Mr. Herron was employed at Borden Foods Company where he acted as Snacks Controller from 1991 to 1993, the Chief Financial Officer Midwest Snacks from 1993 to 1995 and Operations Controller from 1995 to April 1998.

Mr. Herron also worked at Frito-Lay, Inc. and Textron Corporation in various capacities from 1983 to 1991 and 1978 to 1983, respectively, prior to his employment with Borden Foods Company.

Marshall R. Ernst became the Vice President of Operations of Swift Operating in September 2002. From March 2001 to September 2002, Mr. Ernst was employed as Vice President of Beef Operations of ConAgra Beef Company. Prior to his employment with ConAgra Beef Company, from June 1996 to October 1998, Mr. Ernst was employed as Vice President of Operations for Hillshire Farms, a division of Sara Lee Foods. From October 1998 to March 2001, Mr. Ernst was employed as Vice President of Operations for Sara Lee Corporation. Prior to his employment with Sara Lee, from February 1994 to June 1996, Mr. Ernst was employed as General Manager of Spirit Farms Land and Cattle Company, and from March 1988 to February 1994, Mr. Ernst was employed as the Director of Fresh Meat Operations and Procurement of Johnsonville Sausage LLC. From 1975 to 1988, Mr. Ernst worked in various capacities with Smithfield Foods, FDL Foods, and Jones Dairy Farm.

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

John W. Shandley became the Vice President of Human Resources Swift Operating in September 2002. From April 2000 to September 2002, Mr. Shandley was employed as Vice President of Human Resources of ConAgra Beef Company. From 1986 to April 2000, Mr. Shandley was employed at Nestle, U.S.A. where he was a Director of Human Resources.

Peter J. White became the Joint Chief Executive Officer of Swift Australia in March 1999. From October 1986 until March 1999, Mr. White was the General Manager of Marketing for Swift Australia.

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

Kevin C. Yost became the Vice President of Marketing and Business Development of Swift Operating in September 2002. In September 2003 Mr. Yost was promoted to Vice President of North American Food Processing. From January 2001 through September 2002, Mr. Yost was employed as Vice President of Marketing for ConAgra Foods, and from April 2000 through January 2001 as Vice President of Consumer Products Marketing for ConAgra Beef Company. Previously, Mr. Yost served from 1994 through 2000 in various management positions with National Cattlemen’s Beef Association’s Center for Consumer Marketing, including Executive Director, Consumer Marketing & Brand Development as well as Executive Director, Channel Marketing. Prior to 1994, he was a consultant in business development and research for ABG Consulting, Inc.

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

Michael D. Kelly became a director of Swift Operating in April 2003. Mr. Kelly served as the Executive Vice President, Marketing of The Restaurant Company, the operator of the Perkins Restaurant and Bakery chain from February 1993 until February 2003. Mr Kelly is also a director of Home Interiors and Gifts, Inc.

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

Audit Committee

      The board of directors of Swift Operating has an audit committee consisting of Messrs. Colonnetta and Kelly. No member of the audit committee is an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. Swift Operating does not consider it necessary to have an audit committee financial expert at this time because the members of the audit committee have sufficient backgrounds and experience in sophisticated financial and accounting matters necessary to fulfill the duties and obligations of the audit committee and the cost related to retaining a financial expert at this time is prohibitive.

Code of Ethics

      Swift Operating has not yet adopted a corporate code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller. The board of directors of Swift Operating is considering establishing, over the next year, a code of ethics for such officers to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth the compensation earned by the Chief Executive Officer of Swift Operating and the four other most highly compensated executive officers (based upon salary plus bonus) who were serving as such for the fiscal year ended May 30, 2004. We refer to these individuals as our “Named Executive Officers.”

							Long-Term
							Compensation
							Awards
		Annual Compensation
							Securities
						Other Annual	Underlying	All Other
		Salary		Bonus		Compensation	Options/SARs	Compensation
Name and Principal Position	Year	($)		($)		($)(3)	(#)	($)(4)

John N. Simons, Jr.	2004	$650,673		$725,000		—	0	$6,514
President and Chief	2003	$409,615	(1)	$540,000		$185	7,400,000	$6,231
Executive Officer
Dennis R. Henley	2004	$449,038		$325,000		—	0	$9,904
President, North	2003	$274,039	(1)	$767,500	(2)	$14	2,250,000	$4,615
American Red Meats
Marshall R. Ernst	2004	$370,673		$175,000		—	0	$9,336
Vice President,	2003	$244,231	(1)	$635,000	(2)	$98	1,000,000	$4,808
Operations
Danny C. Herron	2004	$309,808		$236,250		—	0	$8,971
Chief Financial Officer	2003	$191,250	(1)	$495,000	(2)	$71	1,250,000	$6,298
Donald F. Wiseman	2004	$275,000		$125,000		—	0	$11,380
Vice President, General	2003	—	(5)	—		—	—	—
Counsel and Secretary

(1)	Amounts shown are amounts paid during the 249 day period from September 19, 2002, the closing date of the Transaction, through May 25, 2003.

(2)	These amounts include retention bonuses paid in connection with the Transaction in the amount of $487,500 for Mr. Henley, $525,000 for Mr. Ernst, and $315,000 for Mr. Herron.

(3)	Amounts shown are reimbursements for taxes.

(4)	Other Compensation amounts are the value of the employer’s contribution to the 401(k) Savings Plan.

(5)	Mr Wiseman was elected an officer and became our employee in March 2003.

Option Grants in Last Fiscal Year

      There were no grants of stock options to purchase shares of common stock of Swift Foods Company to the Named Executive Officers during the fiscal year ended May 30, 2004.

Aggregated Option Exercises and Fiscal Year-End Option Values

      The following table sets forth certain information with respect to (i) the exercise of stock options by the Named Executive Officers during the fiscal year ended May 30, 2004, (ii) the number of securities underlying unexercised options held by such Named Executive Officers as of May 30, 2004 and (iii) the value of unexercised in-the-money options (that is, options for which the fair market value of the common stock at May 30, 2004 exceeded the exercise price) as of May 30, 2004.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired		Option/SARs at		Options/SARs at
	on	Value	5/30/04 (#)(1)		5/30/04 ($)(2)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

John N. Simons, Jr.	—	—	1,850,000	5,550,000	$480,000	$1,440,000
Dennis R. Henley	—	—	562,500	1,687,500	$168,750	$506,250
Marshall R. Ernst	—	—	250,000	750,000	$75,000	$225,000
Danny C. Herron	—	—	312,500	937,500	$93,750	$281,250
Donald F. Wiseman	—	—	156,250	468,750	$46,875	$140,625

(1)	Exercisable share amounts do not represent vested amounts. Options vest 25% upon grant and 1/36th per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares are fully vested. However, vested options are only exercisable on the anniversary of the grant date occurring at the end of the twelve month period during which they have vested.

(2)	There is no established trading market for Swift Foods Company’s securities. The values in the table are based on management’s estimate of the fair value of the options. There has been no formal or independent valuation of Swift Foods Company securities performed; however, the estimate is based on certain assumptions which Swift Foods Company believes are reasonable.

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

      Each of the employment agreements will be automatically extended for additional one year periods unless at least six, but no more than 12, months prior to the ensuing expiration date, either party gives the other party written notice that the employment agreement will not be extended. The terms of the employment agreements provide for an annual increase of at least five percent of the then current annual base salary each year as well as an annual bonus in an amount to be determined in accordance with the agreement. The maximum annual bonus potential of Messrs. Simons, Henley and Herron will be no less than 100%, 70% and 60%, respectively, of each employee’s annual base salary for the relevant year.

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

      We have also entered into severance agreements with Marshall R. Ernst and Donald F. Wiseman that provide for monthly severance payments if we terminate such individuals without cause within the 36-month period following the closing of the Transaction. The amount of the monthly severance payment is comprised of base salary and incentive components with Mr. Ernst being entitled to $43,750 and Mr. Wiseman being entitled to $22,917 per month remaining in the 36-month period at the time of the termination of employment. In addition to their annual salaries, Messrs. Ernst and Wiseman are eligible to receive an annual performance bonus of 50% of their annual base salary for the relevant year.

      In addition to the employment agreements and severance agreements entered into by our Named Executive Officers, we have severance arrangements with our five other executive officers under which these officers are eligible to receive maximum aggregate severance payments of approximately $0.6 million as of May 30, 2004 upon the occurrence of a severance event.

Stock Purchase Plan

      Swift Foods Company has adopted a stock purchase plan (“Purchase Plan”) pursuant to which eligible employees and non-employees (including non-employee directors) of Swift Foods Company and its subsidiaries may purchase shares of common stock of Swift Foods Company. A total of 4,000,000 shares of common stock of Swift Foods Company are available for purchase under this plan at a price per share as determined by the board of directors on the date of purchase. As of May 30, 2004, certain members of our management and non-employee directors had purchased an aggregate of 3,460,000 shares under the stock purchase plan at a purchase price of $1.00 per share which was the fair market value of such shares on the date of purchase.

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

      A total of 19.5 million shares of common stock of Swift Foods Company are available for grant under the Option Plan and, as of May 30, 2004, options to purchase all of such shares had been granted. Both incentive stock options and nonqualified stock options may be granted under the 2002 Stock Option Plan. The board of directors of Swift Foods Company (or a committee thereof) will administer and interpret the Option Plan and will determine, in its discretion, the employees and eligible non-employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period (which may not be more than ten years from the date the option is granted).

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

      Independent directors of Swift Operating are given the option to purchase a minimum of $100,000 of Swift Foods Company common stock at $1.00 per share with a matching grant of 100,000 non-qualified stock options and an additional matching grant for each additional share purchased, up to a maximum grant of 200,000 shares. Mr. Engles and Mr. Kelly purchased $500,000 and $200,000 of Swift Foods Company shares, respectively, pursuant to this arrangement and each received an option to purchase 200,000 shares of Swift Foods Company common stock during the fiscal year ended May 30, 2004.

      Independent directors who provide consulting services to us are paid a fee of $1,000 per day plus expenses. Under this arrangement, Mr. Kelly received $49,000 plus expenses during the fiscal year ended May 30, 2004.

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

	Number	Percentage
	of Shares	of Shares

5% Stockholders:
HMTF Rawhide, L.P.(1)	175,000,000	52.6%
200 Crescent Avenue Suite 1600 Dallas, Texas 75201
ConAgra Foods, Inc.	147,315,000	44.3%
One ConAgra Drive Omaha, Nebraska 68102

	Number	Percentage
	of Shares	of Shares

Named Executive Officers and Directors:
John N. Simons, Jr.(2)	4,700,000	1.4%
Dennis R. Henley(3)	1,625,000	*
Danny C. Herron(4)	775,000	*
Marshall R. Ernst(5)	700,000	*
Donald F. Wiseman(6)	281,250	*
Joe Colonnetta, Jr.	—	—
George N. Gillett, Jr.	—	—
Gregg L. Engles(7)	550,000	*
Thomas O. Hicks(8)	—	—
Michael D. Kelly(7)	250,000	*
Thomas L. Manuel	—	*
John R. Muse	—	*
Michael D. Walter	—	—

All executive officers and directors as a group (18 persons)	10,453,750	3.1%

*	Holds less than 1% of the outstanding shares of Swift Foods Company common stock.

(1)	HMTF Rawhide, L.P. (“HMTF Rawhide”), the limited partnership formed by the equity sponsors, Hicks Muse and Booth Creek (an affiliate of George N. Gillett, Jr., the Chairman of the Board of Directors of Swift Operating), owns approximately 54% of the equity interests of Swift Foods Company. An affiliate of Hicks Muse owns all of the general partner interests of HMTF Rawhide.

(2)	Includes 3,700,000 shares of common stock issuable pursuant to options that are currently exercisable.

(3)	Includes 1,125,000 shares of common stock issuable pursuant to options that are currently exercisable.

(4)	Includes 625,000 shares of common stock issuable pursuant to options that are currently exercisable.

(5)	Includes 500,000 shares of common stock issuable pursuant to options that are currently exercisable.

(6)	Includes 156,250 shares of common stock issuable pursuant to options that are currently exercisable.

(7)	Includes 50,000 shares of common stock issuable pursuant to options that are currently exercisable.

(8)	Excludes 175,000,000 shares owned by HMTF Rawhide, whose general partner is HMTF RW, L.L.C. Mr. Hicks is the sole manager of HM5/ GP LLC, which is the general partner of Hicks, Muse, Tate & Furst Equity Fund V, L.P., which is the sole member of HMTF RW, L.L.C., and, accordingly, may be deemed to be the beneficial owner of the shares of common stock of Swift Foods Company held by HMTF Rawhide. Mr. Hicks disclaims beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is included at Note 8 of our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      PricewaterhouseCoopers LLP, an independent registered public accounting firm, served as our auditors for the fiscal year ended May 30, 2004.

Audit Fees

      The aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our financial statements and regulatory filings for the fiscal year ended May 30, 2004 and the reviews of quarterly reports on Form 10-Q filed during the fiscal year ended May 30, 2004 were $771,000. Fees billed by PricewaterhouseCoopers LLP for the audit of our financial statements and regulatory filings for the 249 days ended May 25, 2003 and the reviews of quarterly reports on Form 10-Q filed during the 249 days ended May 25, 2003 were $748,000.

Audit-Related Fees

      Audit-related fees billed by PricewaterhouseCoopers LLP during the fiscal year ended May 30, 2004 were $218,000, primarily for assurance services related to our filing of Registration Statements on Form S-4 for our senior notes and our senior subordinated notes, and our 401(K) plans. Fees billed by PricewaterhouseCoopers LLP during the 249 days ended May 25, 2003 totaled $788,000, related primarily to our filing of Registration Statements on Form S-4.

Tax Fees

      Aggregate fees billed by PricewaterhouseCoopers LLP to us for tax compliance, tax advice and tax planning were $934,000 in fiscal 2004, primarily for compliance work. No fees were billed by PricewaterhouseCoopers LLP to us for tax compliance, tax advice or tax planning in the 249 days ended May 25, 2003.

All Other Fees

      We did not pay any other type of fee and did not receive any other services from PricewaterhouseCoopers LLP during the fiscal year ended May 30, 2004 or the 249 days ended May 25, 2003.

      Our audit committee appoints our independent auditors. The audit committee is solely and directly responsible for the approval of the appointment, re-appointment, compensation and oversight of our independent auditors. The audit committee must approve in advance all work to be performed by the independent auditors.

      During the fiscal year ended May 30, 2004, all of the audit, audit-related and tax services provided by PricewaterhouseCoopers LLP were pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

      The following are filed as a part of this Report on Form 10-K:

(1) The financial statements filed as part of this Report on Form 10-K at Item 8 are listed in the List of Financial Statements on page F-2.

(2) No schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are required under the related instructions or are applicable, and therefore have been omitted.

(3) The following documents are filed or incorporated by reference as exhibits to this Report on Form 10-K:

Exhibit
Number	Description

2.1	Agreement, dated as of May 20, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.2	First Amendment to Acquisition Documents, dated as of July 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.3	Second Amendment to Acquisition Agreement, dated as of September 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 25, 2003)
3.2	Bylaws of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 25, 2003)
4.1	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.2	Form of Global Note for the 10 1/8% Senior Notes due 2009 of Swift & Company (contained as an exhibit to Exhibit 4.1 hereto)
4.3	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.4	Form of Global Note for the 12 1/2% Senior Subordinated Notes due 2010 of Swift & Company (contained as an exhibit to Exhibit 4.3 hereto)
4.5	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.6	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.7	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

4.8		Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.10 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.9		Third Supplemental Indenture, dated as of March 26, 2003, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Swift & Bros. Co., Inc., Monfort Food Distribution Company, Swift & Company International Sales Corporation, Monfort, Inc., S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.1		Credit Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 3, Inc., the Lenders (as defined therein), the Issuers (as defined therein), Citicorp USA, Inc., JPMorgan Chase Bank, Citisecurities Limited, General Electric Capital Corporation, U.S. Bank National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International,” New York Branch (incorporated by reference to Exhibit 10.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.2		Pledge and Security Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.41 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.3		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, Burcher Pty. Limited, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., and Citicorp USA, Inc. (incorporated by reference to Exhibit 10.42 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.4		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.43 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
+10	.5	Preferred Supplier Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.6		Tax Sharing Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Cattle Holdco, Inc., and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
+10	.7	Live Cattle Supply Agreement, dated as of September 19, 2002, by and between Swift Beef Company and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.6 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

10.8		Monitoring and Oversight Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.9		Financial Advisory Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
+10	.10	By-Products Marketing Agreement, dated as of October 8, 2003, by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)
*10	.11	Amendment dated May 27, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and between ConAgra Trade Group, Inc. and Swift & Company
+10	.12	By-Products Marketing Agreement, dated as of October 8, 2003, by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty Limited. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)
*10	.13	Amendment dated July 6, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty Limited.
10.14		Patent License Agreement, dated as of September 19, 2002, by and between Swift Brands Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.15		Indemnification and Release Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., Swift & Company, S&C Australia Holdco Pty. Ltd., Swift Cattle Holdco, Inc., Swift Brands Company, Swift Beef Company, Swift Pork Company, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., Monfort Finance Company, Inc., Burcher Pty. Limited, Monfort, Inc., Australia Meat Holdings Pty. Limited, Miller Bros. Co., Inc., Monfort Food Distribution Company, and Monfort International Sales Corp. (incorporated by reference to Exhibit 10.14 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.16		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P. and Swift & Company (incorporated by reference to Exhibit 10.15 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.17		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P., Swift & Company, S&C Australia Holdco Pty. Ltd. and Australia Meat Holdings Pty. Limited (incorporated by reference to Exhibit 10.16 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.18		Contribution Agreement, dated as of September 19, 2002, by and among Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Swift & Company (incorporated by reference to Exhibit 10.17 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.19		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Joe Colonnetta (incorporated by reference to Exhibit 10.18 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

10.20		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and George N. Gillett, Jr. (incorporated by reference to Exhibit 10.19 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.21		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Thomas O. Hicks (incorporated by reference to Exhibit 10.20 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.22		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Thomas L. Manuel (incorporated by reference to Exhibit 10.21 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.23		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and John R. Muse (incorporated by reference to Exhibit 10.22 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.24		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and John N. Simons (incorporated by reference to Exhibit 10.23 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.25		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Michael D. Walter (incorporated by reference to Exhibit 10.24 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.26		Indemnification Agreement, dated April 4, 2003, by and between Swift & Company and Gregg L. Engles (incorporated by reference to Exhibit 10.45 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.27		Indemnification Agreement, dated April 4, 2003, by and between Swift & Company and Michael D. Kelly (incorporated by reference to Exhibit 10.46 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.28	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.25 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.29	First Amendment to Simons Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.26 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.30	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.27 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.31	First Amendment to Herron Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.28 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.32	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.29 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.33	First Amendment to Henley Executive Employment Agreement dated July 12, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.30 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.34	Severance Agreement, dated July 29, 2002, by and between Swift & Company and Marshall Ernst (incorporated by reference to Exhibit 10.38 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

**10	.35	Severance Agreement, dated July 29, 2002, by and between Swift & Company and John Shandley (incorporated by reference to Exhibit 10.39 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.36	Severance Agreement, dated March 12, 2003, by and between Swift & Company and Donald F. Wiseman (incorporated by reference to Exhibit 10.48 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.37	Swift Foods Company 2002 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.38	Swift Foods Company Stock Purchase Plan (incorporated by reference to Exhibit 10.49 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.39		Indemnity Side Letter Agreement, dated September 3, 2002, by and between ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
*12	.1	Ratio of Earnings to Fixed Charges
*12	.2	Pro Forma Computation of Ratio of Earnings to Fixed Charges
21.1		Subsidiaries of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 25, 2003)
*31	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Indicates that exhibit is a management contract or compensatory plan or arrangement

+	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 406 of the Securities Act of 1933, as amended.

(b) Exhibits.

      The exhibits at 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c) Financial Statement Schedule.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S & C HOLDCO 3, INC.

By:	/s/ JOHN N. SIMONS, JR.

John N. Simons, Jr.
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 27, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

By:	/s/ JOHN N. SIMONS, JR. John N. Simons, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	August 27, 2004

By:	/s/ DANNY C. HERRON Danny C. Herron	Chief Financial Officer, Executive Vice President — Finance & Controls and Assistant Secretary (Principal Financial and Accounting Officer)	August 27, 2004

By:	/s/ GEORGE N. GILLETT, JR. George N. Gillett, Jr.	Board of Directors Chairman of the	August 27, 2004

By:	/s/ THOMAS O. HICKS Thomas O. Hicks	Director	August 27, 2004

By:	/s/ JOHN R. MUSE John R. Muse	Director	August 27, 2004

By:	/s/ JOE COLONNETTA, JR. Joe Colonnetta, Jr.	Director	August 27, 2004

By:	/s/ THOMAS L. MANUEL Thomas L. Manuel	Director	August 27, 2004

By:	/s/ MICHAEL D. WALTER Michael D. Walter	Director	August 27, 2004

By:	/s/ GREGG L. ENGLES Gregg L. Engles	Director	August 27, 2004

By:	/s/ MICHAEL D. KELLY Michael D. Kelly	Director	August 27, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

      No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended May 30, 2004 has been, or will be, sent to security holders.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2), (c) AND (d)

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FISCAL YEAR ENDED MAY 30, 2004

S&C HOLDCO 3, INC. AND SUBSIDIARIES

FORM 10-K — ITEM 15(a)(1) AND (2)

S&C HOLDCO 3, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

      The following financial statements of S&C Holdco 3, Inc. and subsidiaries for the fiscal year ended May 30, 2004, are included in Item 8:

Page(s)

Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	F-3
Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP	F-4
Balance Sheet at May 25, 2003 and May 30, 2004	F-5
Statement of Earnings for the fiscal year ended May 26, 2002, the 115 days ended September 18, 2002, the 249 days ended May 25, 2003, and the fiscal year ended May 30, 2004	F-6
Statement of Cash Flows for the fiscal year ended May 26, 2002, the 115 days ended September 18, 2002, the 249 days ended May 25, 2003, and the fiscal year ended May 30, 2004	F-7
Statement of Stockholder’s Net Investment and Advances/ Statement of Stockholder’s Equity for the fiscal year ended May 26, 2002, the 115 days ended September 18, 2002, the 249 days ended May 25, 2003, and the fiscal year ended May 30, 2004
F-8
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of S&C Holdco 3, Inc., and subsidiaries:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of S&C Holdco 3, Inc. and its subsidiaries at May 30, 2004 and May 25, 2003, and the results of their operations and their cash flows for the year ended May 30, 2004 and for the period from September 19, 2002 to May 25, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, S&C Holdco 3, Inc. has restated goodwill and stockholder’s equity as of May 25, 2003, to reflect a revision of the original purchase price in connection with the Transaction.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
August 26, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — PREDECESSOR

The Stockholder and Board of Directors

ConAgra Red Meat Business

      We have audited the accompanying combined statements of earnings, of stockholder’s net investment and advances and of cash flows of ConAgra Red Meat Business (the “company”), a division of ConAgra Foods, Inc., for the 115 days ended September 18, 2002, and the year ended May 26, 2002. The combined financial statements include the accounts of the companies discussed in Note 1, which were under common ownership and management. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such combined financial statements present fairly, in all material respects, the combined results of its operations and combined cash flows for the 115 days ended September 18, 2002, and the year ended May 26, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the combined financial statements, in 2003 the company changed its method of accounting for goodwill and other intangible assets and in 2002 the company changed its method of accounting for derivative instruments and other hedging activities.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Omaha, Nebraska
August 26, 2004

S&C HOLDCO 3, INC. AND SUBSIDIARIES

BALANCE SHEET

	Consolidated

	S&C Holdco 3, Inc. and Subsidiaries

	May 25, 2003	May 30, 2004

	(Restated, Note 3)

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$64,939	$100,255
Accounts receivable, net	281,271	329,944
Accounts receivable from related parties	33,546	33,466
Inventories	464,463	480,679
Other current assets	23,830	69,000

Total current assets	868,049	1,013,344
Property, plant and equipment, net	609,475	601,915
Goodwill	35,332	37,117
Other intangibles, net	38,204	32,398
Other assets	38,018	34,678

Total assets	$1,589,078	$1,719,452

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$4,307	$4,239
Accounts payable	275,842	251,644
Accounts payable to related parties	15,148	7,094
Accrued liabilities	142,179	218,459

Total current liabilities	437,476	481,436
Long-term debt, excluding current portion	619,946	632,269
Other non-current liabilities	92,185	115,514

Total liabilities	1,149,607	1,229,219
Commitments and contingencies (Notes 6 and 10):
Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 30, 2004 and May 25, 2003	—	—
Additional paid-in capital	363,398	365,378
Retained earnings	39,286	83,820
Accumulated other comprehensive income	36,787	41,035

Total stockholder’s equity	439,471	490,233

Total liabilities and stockholder’s equity	$1,589,078	$1,719,452

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

STATEMENT OF EARNINGS

	Combined

	Predecessor Entity		Consolidated

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

	Fiscal Year Ended	115 Days Ended	249 Days Ended	Fiscal Year Ended
	May 26, 2002	September 18, 2002	May 25, 2003	May 30, 2004

	(Dollars in thousands)		(Dollars in thousands)
Net sales (Note 8)	$8,476,208	$2,692,450	$5,739,168	$9,879,459
Cost of goods sold (Note 8)	8,174,471	2,609,419	5,573,071	9,602,966

Gross profit	301,737	83,031	166,097	276,493

Selling, general and administrative	108,274	36,900	87,783	134,109
Corporate allocations: Selling, general and administrative	20,270	4,509	—	—
Corporate allocations: Finance charges/interest and financing expense	55,240	13,604	—	—
Gain on business interruption recovery			(21,230)	—
Translation (gains) losses	—	—	(9,026)	820
Interest expense	—	—	48,592	73,573

	183,784	55,013	106,119	208,502

Income before income taxes	117,953	28,018	59,978	67,991
Income tax expense	42,408	9,602	20,692	23,457

Net income	$75,545	$18,416	$39,286	$44,534

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

	Combined Predecessor Entity		Consolidated

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

	Fiscal Year Ended	115 Days Ended	249 Days Ended	Fiscal Year Ended
	May 26, 2002	September 18, 2002	May 25, 2003	May 30, 2004

	(Dollars in thousands)		(Dollars in thousands)
Cash flows from operating activities:
Net income	$75,545	$18,416	$39,286	$44,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,178	21,442	50,210	80,993
Amortization of intangibles, debt issuance costs and accretion of bond discount	3,164	130	7,425	14,859
Deferred taxes	—	—	12,032	5,654
Stock-based compensation	—	—	1,441	1,980
Other noncash items (includes derivative fair value adjustments and nonpension post retirement benefits)	632	—	(5,742)	(10,475)
Gain on business interruption recovery, net of tax	—	—	(13,162)	—
Change in assets and liabilities:
Accounts receivable, net	65,518	(15,158)	(63,091)	(51,209)
Inventories	79,819	(30,740)	(14,302)	(4,164)
Other current assets	(23,098)	17,872	4,760	(52,073)
Accounts payable and accrued liabilities	4,112	(13,063)	73,603	50,995
Other assets	—	3,429	10,440	(1,923)

Net cash flows provided by operating activities	270,870	2,328	102,900	79,171

Cash flows from investing activities:
Additions to property, plant and equipment	(56,527)	(8,842)	(43,917)	(62,058)
Proceeds from sales of property, plant and equipment	—	—	340	2,230
Purchase of acquired businesses, net of cash acquired	—	—	(793,500)	—
Notes receivable and other items	34,305	1,348	(2,300)	170

Net cash flows used in investing activities	(22,222)	(7,494)	(839,377)	(59,658)

Cash flows from financing activities:
Proceeds from debt issuance	—	261,890	670,985	12,365
Payments of long-term debt	(4,296)	(13,123)	(71,745)	(4,567)
Change in bank overdraft balances	—	—	43,274	7,443
Issuance of common stock	—	—	160,000	—
Debt issuance costs	—	—	(37,000)	—
Net investments and advances/(distributions)	(246,316)	(239,564)	—	—

Net cash flows (used in) provided by financing activities	(250,612)	9,203	765,514	15,241

Effect of exchange rates on cash	—	—	1,280	562
Net change in cash and cash equivalents	(1,964)	4,037	30,317	35,316

Cash and cash equivalents, beginning of period	10,607	8,643	34,622	64,939

Cash and cash equivalents, end of period	$8,643	$12,680	$64,939	$100,255

Non-cash investing and financing activities:
Capital contributions from related parties	—	—	$299,000	—

Capital lease	—	—	$1,097	$1,491

Supplemental information:
Cash paid for interest	$1,300	—	$32,496	$61,366

Cash paid for taxes	—	—	$7,310	$25,484

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDER’S NET INVESTMENT AND ADVANCES

	Combined

	Predecessor Entity

	ConAgra Red Meat Business

					Total
					Accumulated
		Foreign	Minimum		Other
	Investment	Currency	Pension		Comprehensive	Stockholder’s
	and	Translation	Liability	Derivative	Income	Net Investment
	Advances	Adjustment	Adjustment	Adjustment	(Loss)	and Advances

	(Dollars in thousands)
Balance at May 27, 2001	$1,449,010	$(21,975)	$(4,058)	$—	$(26,033)	$1,422,977
Comprehensive income (loss):
Net income	75,545	—	—	—	—	75,545
Cumulative effect of change in accounting, net of tax	—	—	—	(9,465)	(9,465)	(9,465)
Derivative adjustment, net of tax	—	—	—	9,363	9,363	9,363
Foreign currency translation adjustment	—	10,240	—	—	10,240	10,240
Minimum pension liability adjustment, net of tax	—	—	(632)	—	(632)	(632)

Total comprehensive income						85,051
Net investment and advances (distributions)	(246,316)	—	—	—	—	(246,316)

Balance at May 26, 2002	1,278,239	(11,735)	(4,690)	(102)	(16,527)	1,261,712
Comprehensive income (loss):
Net income	18,416	—	—	—	—	18,416
Derivative adjustment, net of tax	—	—	—	12	12	12
Foreign currency translation adjustment	—	(1,529)	—	—	(1,529)	(1,529)

Total comprehensive income						16,899
Net investment and advances (distributions)	(239,564)	—	—	—	—	(239,564)

Balance at September 18, 2002	$1,057,091	$(13,264)	$(4,690)	$(90)	$(18,044)	$1,039,047

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDER’S EQUITY

	Consolidated

	S&C Holdco 3, Inc. and Subsidiaries

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholder’s
	Shares	Capital	Earnings	Income (Loss)	Equity

	(Dollars in thousands)
Balance at September 19, 2002	—	$—	$—	$—	$—
Issuance of common stock	1,000	420,193	—	—	420,193
Post closing purchase price adjustments	—	(34,742)	—	—	(34,742)
Excess of purchase price over Predecessor Basis (book value) of net assets acquired from entities partially under common control	—	(23,494)	—	—	(23,494)
Stock based compensation provided by investor	—	1,441	—	—	1,441
Comprehensive income:
Net income	—	—	39,286	—	39,286
Derivative adjustment, net of tax of $1,200	—	—	—	2,251	2,251
Foreign currency translation adjustment, net of tax of $593	—	—	—	34,536	34,536

Total comprehensive income	—	—	39,286	36,787	76,073

Balance at May 25, 2003 (Restated, Note 3)	1,000	363,398	39,286	36,787	439,471
Stock based compensation provided by investor	—	1,980	—	—	1,980
Comprehensive income:
Net income	—	—	44,534	—	44,534
Derivative adjustment, net of tax of $1,049	—	—	—	(2,006)	(2,006)
Foreign currency translation adjustment, net of tax of $10,136	—	—	—	6,254	6,254

Total comprehensive income	—	—	44,534	4,248	48,782

Balance at May 30, 2004	1,000	$365,378	$83,820	$41,035	$490,233

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND THE TRANSACTION

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

      The acquisition was financed with approximately $270.0 million of advances under the senior credit facilities (see Note 6), $250.5 million of proceeds from the issuance of the 10 1/8% Senior Notes due 2009 by Swift Operating (see Note 6), the issuance to ConAgra Foods of $150.0 million of 12 1/2% Senior Subordinated Notes due January 1, 2010 by Swift Operating (see Note 6) and approximately $475.0 million of contributed equity, which was comprised of approximately $325.0 million of equity contributed or retained by our equity sponsors ($175.0 million) and ConAgra Foods ($150.0 million) and a $150.0 million promissory note payable to ConAgra Foods by S&C Holdco 2, Inc. (which note was discounted to $95.2 million, was issued in partial consideration for the Acquired Business and was contributed to Swift Operating as equity and which note is not an obligation of Swift Operating, any of its subsidiaries or Swift Holdings). This note is unsecured with no material covenants and matures on the seven and one-half year anniversary of the closing of the Transaction. The note accrues pay-in-kind interest, however interest will be payable in cash following a registered equity offering by Swift Foods Company. The limited partnership formed by our equity sponsors and controlled by Hicks, Muse, Tate & Furst Incorporated owns 175,000,000 shares, or approximately 54%, and ConAgra Foods

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initially owned 150,000,000 shares, or approximately 46%, of the equity in Swift Foods Company. In addition, pursuant to an executive stock purchase plan, certain members of management acquired an aggregate of 2,685,000 shares of Swift Foods Company, representing approximately 1% of the equity in Swift Foods Company, at a purchase price of $1.00 per share. This share value, as well as the share value of ConAgra Foods’ investment, was determined by reference to the cash price per share paid by our equity sponsors. ConAgra Foods received the proceeds from the sale of such equity and, subsequent to these executive stock purchases, ConAgra Foods owns 147,315,000 shares, or approximately 45%, of the equity of Swift Foods Company.

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

      Accounting principles generally accepted in the United States of America require Swift Operating’s operating results prior to the Transaction to be reported as the results of the Predecessor for periods prior to September 19, 2002 in the historical financial statements. Swift Operating’s operating results subsequent to the Transaction are presented as the Successor’s results in the historical financial statements and include the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004.

      The results of operations for any quarter or a partial fiscal year period or for the periods presented for the Predecessor or Successor are not necessarily indicative of the results to be expected for other periods or the full fiscal year. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Consolidation

      The consolidated financial statements include the accounts of Swift Holdings and its direct and indirect wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Fiscal Year

      Swift Holdings fiscal year consists of 52 or 53 weeks, ending on the last Sunday in May. Fiscal 2004 was a 53 week year while fiscal 2003 and 2002 were 52 week fiscal years.

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

	Combined		Consolidated

	Predecessor Entity

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

	Fiscal Year Ended	115 Days Ended	249 Days Ended		Fiscal Year Ended
	May 26, 2002	September 18, 2002	May 25, 2003		May 30, 2004

	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$3,567	$3,709	$2,495	(a)	$6,452
Bad debt expense	1,793	129	4,211	(b)	302
Write-offs, net of recoveries	(1,651)	(993)	(254)		(360)

Balance, end of period	$3,709	$2,845	$6,452		$6,394

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

Inventories

      Inventories consist primarily of product, livestock and supplies. Product inventories are considered commodities and are based on quoted commodity prices, which approximate net realizable value less cost to complete. Livestock and supply inventories are valued on the basis of the lower of first-in, first-out cost or market. Costs capitalized into livestock inventory include cost of livestock, direct materials, supplies, feed and other supplies. Cattle and hogs are reclassified from livestock to work in process at time of slaughter. Product inventories are relieved from inventory utilizing the first-in, first-out method. The components of inventories, net of reserves, are as follows:

	Consolidated

	S&C Holdco 3, Inc.
	and Subsidiaries

	May 25, 2003	May 30, 2004

	(Dollars in thousands)
Livestock	$57,503	$79,226
Product inventories:
Work in progress	38,620	45,158
Finished goods	338,974	328,316
Supplies	29,366	27,979

	$464,463	$480,679

Property, Plant and Equipment

      Property, plant and equipment purchased as part of the Transaction were recorded at estimated fair value. Any purchases of property, plant and equipment subsequent to the Transaction date, September 19, 2002, are recorded at cost. The costs of developing internal-use software are capitalized and amortized when placed in service over the expected useful life of the software. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets as follows:

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

      Property, plant and equipment are comprised of the following:

	Consolidated

	S&C Holdco 3, Inc.
	and Subsidiaries

	May 25, 2003	May 30, 2004

	(Dollars in thousands)
Land	$10,972	$11,419
Buildings, machinery and equipment	568,093	617,550
Property and equipment under capital lease	21,515	26,449
Furniture, fixtures, office equipment and other	36,593	49,225
Construction in progress	25,318	21,848

	662,491	726,491
Less accumulated depreciation	(53,016)	(124,576)

	$609,475	$601,915

      Accumulated depreciation includes accumulated amortization on capitalized leases of approximately $1.0 million and $3.0 million for the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, respectively. Depreciation expense was $65.2 million, $21.4 million, $50.2 million and $81.0 million for the fiscal year ended May 26, 2002, the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, respectively.

Debt Issuance Costs

      Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the period the debt is outstanding.

Goodwill and Other Intangible Assets

      The Predecessor Entity adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of May 27, 2002, the beginning of its fiscal year. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. In accordance with SFAS No. 142, the Predecessor Entity completed its initial impairment testing of goodwill and identifiable intangible assets with indefinite lives, and determined there were no impairments.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is certain pro forma information assuming SFAS No. 142 had been in effect in fiscal year 2002:

Predecessor Entity

Fiscal Year Ended

May 26, 2002

(Dollars in
thousands)
Reported net income	$75,545
Add goodwill amortization (net of tax)	1,466
Add brand/trademark amortization (net of tax)	262

Adjusted net income	$77,273

      The following is a rollforward of goodwill by segment for fiscal year 2004:

	Beginning of				End of
	Fiscal Year	Additions/	Write-offs/	Translation	Fiscal Year
	May 25, 2003	Adjustments	Impairments	Gains	May 30, 2004

	(Restated)
		(Dollars in thousands)
Swift Beef	$1,028	$—	$—	$—	$1,028
Swift Pork	12,681	—	—	—	12,681
Swift Australia	21,623	—	—	1,785	23,408

Total	$35,332	$—	$—	$1,785	$37,117

      Swift Operating evaluates goodwill and other indefinite life intangible assets annually for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill and other intangible assets are written down to the implied fair value. The results of Swift Operating’s test, in the fourth quarter of fiscal year 2004, indicated that no goodwill or other identifiable intangible assets were impaired. The following table depicts the gross carrying amount for all intangible assets and accumulated amortization for identifiable intangible assets:

	May 25, 2003			May 30, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in thousands)			(Dollars in thousands)
Amortizing intangible assets:
Patents	$3,782	$(277)	$3,505	$3,782	$(696)	$3,086
Preferred Supplier Agreement(i)	28,202	(1,070)	27,132	28,202	(5,431)	22,771
Live Cattle Supply Agreement(i)	1,482	(235)	1,247	1,482	(1,195)	287
Water Right Agreements	6,320	—	6,320	6,320	(66)	6,254

Total amortizing intangibles	$39,786	$(1,582)	$38,204	$39,786	$(7,388)	$32,398

(i)	For further information regarding these agreements, see Note 8, “Related Party Transactions,” included herein.

      Patents are principally comprised of exclusive marketing rights and are being amortized over the life of the related agreements, which range from 10 to 16 years. The Preferred Supplier Agreement and the Live Cattle Supply Agreement are being amortized over the contract lives of seven and two years, respectively. For

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 115 days ended September 18, 2002, 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, Swift Operating recognized $0.2 million, $1.6 million and $5.8 million of amortization expense, respectively. Based on amortizing assets recognized in Swift Operating’s balance sheet as of May 30, 2004, amortization expense for each of the next five years is estimated as follows:

Estimated Amortization Expense for Fiscal Years Ended:
(Dollars in thousands)
2005	$5,042
2006	$4,755
2007	$4,755
2008	$4,755
2009	$4,847

Overdraft Balances

      The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on our statement of cash flows, if material. As of May 25, 2003 and May 30, 2004 bank overdrafts included in trade accounts payable were $120.0 million and $127.4 million, respectively. As of May 25, 2003 and May 30, 2004 Swift Operating had zero borrowings on its revolving line of credit and these checks were subsequently funded with normal operating cash flows.

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

Fair Value of Financial Instruments

      The carrying amounts of Swift Operating’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At May 30, 2004, Swift Operating’s Senior Notes and Senior Subordinated Notes had carrying values of $254.8 million and $150 million and fair values of $297.0 million and $176.0 million, respectively. The fair values were determined based on broker quotes. Swift Operating believes the carrying value of all other long-term debt approximates its fair value.

Revenue Recognition

      Swift Operating’s revenue recognition policies are based on the guidance in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Revenue on product sales, net of trade allowances, is recognized when title and risk of loss are transferred to customers (upon delivery based on the terms of sale), when the price is fixed or determinable and when collectibility is reasonably assured.

Advertising Costs

      Advertising costs are expensed as incurred. Advertising costs were $7.7 million, $1.7 million, $6.5 million and $8.4 million for the fiscal year ended May 26, 2002, the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, respectively.

Shipping Costs

      Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

Comprehensive Income

      Comprehensive income consists of net income, foreign currency translation, derivative adjustments, and prior to the Transaction, minimum pension liability adjustments. Swift Operating deems its foreign investments to be permanent in nature and does not provide for taxes on permanently reinvested earnings or on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. Foreign earnings subsequent to the date of the Transaction are deemed to be repatriated, and appropriate taxes are accrued currently.

Derivatives and Hedging Activities

      In fiscal 2002, the Predecessor Entity adopted SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS No. 133”). The adoption of SFAS No. 133 resulted in a cumulative effect of an accounting change that decreased accumulated other comprehensive income by $9.5 million, net of tax of $5.8 million, in the first quarter of fiscal 2002. Swift Operating uses derivatives (e.g., futures and options) for the purpose of hedging exposure to changes in commodity prices and

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency exchange rates. The fair value of each derivative is recognized in the balance sheet within current assets or current liabilities. Changes in the fair value of derivatives are recognized immediately in the income statement for derivatives that do not qualify for hedging accounting. For derivatives designated as a hedge and used to hedge an existing asset or liability, both the derivative and hedged item are recognized at fair value within the balance sheet with the changes in both of these fair values being recognized immediately in the income statement. For derivatives designated as a hedge and used to hedge an anticipated transaction (e.g., future purchase of inventory), changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the income statement. Amounts deferred within accumulated other comprehensive income are recognized in the income statement upon the completion of the related hedged transaction.

Stock-Based Compensation

      Swift Operating’s stock-based compensation plan is described in Note 7. Swift Operating accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The statement of earnings for the fiscal year ended May 30, 2004 includes $800 thousand of expense related to a put provision included in the stock option agreement of an executive officer. No other stock-based compensation cost related to stock options is reflected in net income, as all options granted have an exercise price equal to or above the market value of the underlying common stock of Swift Foods Company on the date of grant. If Swift Operating had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense, net of income tax, of approximately $305,000 and $196,000 would have been recorded for the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, respectively. Pro forma net income would have been adjusted to the amount indicated below:

	249 Days Ended	Fiscal Year Ended
	May 25, 2003	May 30, 2004

Net income, in thousands:
As reported	$39,286	$44,534
Pro forma	$38,981	$44,338

      The fair value of each option granted during the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004 is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	249 Days Ended	Fiscal Year Ended
	May 25, 2003	May 30, 2004

Dividend yield	0.00%	0.00%
Expected volatility	N/A	N/A
Risk-free interest rate	2.94%	3.37%
Expected life in years	4 years	4 years

      The weighted average per-share fair value of options granted during the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004 was $0.11 and $0.13, respectively.

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

      In January 2003, FIN No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued. The interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interest, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a VIE, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003 and will become applicable for Swift Operating in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. Swift Operating believes that the domestic cattle feeding business with which it has a Live Cattle Supply Agreement (see Note 8), is a variable interest entity under the recently revised rules, however Swift Operating is not the primary beneficiary of this entity, and would not have to consolidate upon adoption in fiscal 2005. As discussed in Note 8, Swift Operating acquires all of the live cattle production of the domestic cattle feeding business. This business has total assets of approximately $395 million, of which approximately $330 million represents inventory, primarily cattle and historically generates net income of less that $1.0 million. These activities are financed with a revolving credit agreement between the domestic cattle feeding business and ConAgra Foods. Swift Operating’s maximum exposure to loss, if any, is not expected to be material. Swift Operating believes its full adoption in fiscal year 2005 will not have a material impact on its financial position or results of operations.

NOTE 3.	PURCHASE ACCOUNTING

      The accompanying financial statements for fiscal year 2003 have been restated as a result of a correction of S&C Holdco 2, Inc.’s historical cost basis in Swift Holdings, which was required to be pushed down to Swift Holdings pursuant to SAB 54 “Application of Push Down Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase.” S&C Holdco 2, Inc.’s cost basis has been adjusted to record the fair value of a note issued in connection with the acquisition of Swift Holdings in 2002. The $150 million promissory note was issued by S&C Holdco 2, Inc. to ConAgra Foods as partial consideration of the Acquired Business. The note, originally recorded at the face amount, should have been recorded at its fair value. Accordingly, the note has been adjusted to reflect a discount of $54.8 million based upon an estimated market interest rate at the time of the Transaction of 14.95%. The stated interest rate is an increasing rate from 8.0%

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 10.0% over the 7.5 year life of the note. The effect of the discount on the note and the resulting decrease in the basis of Swift Holding’s net assets on the previously reported purchase price is shown below as a reduction in the excess purchase price to be allocated from $58.3 million to $28.3 million and the further reduction in goodwill from $11.2 million to $41.2 million. The impact on the previously reported amounts in stockholder’s equity is a reduction in the following line items: Issuance of common stock from $475.0 million to $420.2 million and in the Excess of purchase price over Predecessor Basis (book value) of net assets acquired from entities partially under common control from $48.3 million to $23.5 million. Comprehensive income has been restated to reflect the foreign currency translation adjustment of the goodwill carried on the books of Swift Australia from the previously reported amount of $38.2 million to $36.8 million as a result of the adjustment to goodwill.

      The calculation of the allocated purchase price for the Acquired Business, as presented below, reflects the net book value of the Acquired Business as of September 18, 2002. In addition, the allocation of the restated purchase price reflects the fair value of the individual assets acquired and liabilities assumed which resulted in a decrease in goodwill of $41.2 million.

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

	(Dollars in thousands)	(Dollars in thousands)
	(Previously reported)	(As restated)
Total purchase price and other consideration for Acquired Business(i)	$1,064,700	$1,009,893
Fees and expenses(ii)	64,800	64,800

	$1,129,500	$1,074,693
Less: Net book value of Acquired Business on September 18, 2002(iii)	(1,029,759)	(1,029,759)
Plus: Deferred tax adjustments	47,000	47,000

Excess of purchase price over net book value	146,741	91,934
Less: Deferred financing costs(iv)	(37,000)	(37,000)
Less: Incentive bonuses paid(ii)(3)	(3,071)	(3,071)

Subtotal	106,670	51,863
Percentage ownership acquired by equity sponsors and management	54.7%	54.7%

Excess purchase price to be allocated	$58,348	$28,369

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Dollars in thousands)	(Dollars in thousands)
	(Previously reported)	(As restated)
Amount allocated to:
Property, plant & equipment	$66,185	$66,185
Live cattle supply agreement	1,482	1,482
Preferred supplier agreement	28,202	28,202
Insurance receivable	8,999	8,999
Reduction of existing goodwill	(11,200)	(41,179)
Less: deferred taxes	(35,320)	(35,320)

Excess purchase price allocated	$58,348	$28,369

(i)	The following table sets forth the components of the purchase price and other consideration related to the Transaction:

(Dollars in thousands)
(Restated)
Preliminary estimate of net book value of the Acquired Business as of September 18, 2002(1), (iii)	$1,047,700
Other consideration(2)	33,000
Post closing purchase price adjustment(3)	(16,000)
Discount on the $150 million note payable to ConAgra Foods by S&C Holdco 2, Inc.(4)	(54,807)

Total purchase price and other consideration for the Acquired Business	$1,009,893

(1)	The difference between the net book value reported above and the amount reflected in the Statement of Stockholder’s Net Investment and Advances as of September 18, 2002 contained elsewhere in these financial statements is due to assets and liabilities not acquired in the Transaction.

(2)	Consists of $18.0 million added to the net book value of the Acquired Business in determining total consideration pursuant to the purchase agreement entered into in connection with the Transaction. Also includes $15.0 million of consideration provided to Booth Creek Management, one of the equity sponsors.

(3)	The purchase price for the Acquired Business was subject to a post-closing adjustment. As a result of this adjustment, ConAgra Foods paid $16.0 million to Swift Foods Company in March 2003. Swift Operating reflected the impact of this payment as a reduction to additional paid-in capital in its financial statements.

(4)	Reflects the discount on the promissory note payable to ConAgra Foods by S&C Holdco 2, Inc. which was issued in partial consideration for the Acquired Business, and was contributed to Swift Operating as equity.

      As indicated below, following the Transaction the limited partnership formed by Swift Operating’s equity sponsors, affiliates of Hicks Muse and Booth Creek Management, along with management controlled 54.7% of the equity interests of its ultimate parent, Swift Foods Company, which indirectly holds 100% of the equity of Swift Operating. The following, which excludes the $150.0 million promissory note issued by Swift Holding’s

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parent to ConAgra Foods which ConAgra Foods contributed to Swift Operating as equity, outlines the residual interest percentages:

	NEWCO			OLDCO

		Initial	Residual	Residual
Ownership	Shares Held	Dollar Value	Interest	Interest

Hicks Muse	145,000,000	$145,000,000	44.6%	0.0%
Booth Creek Management	30,000,000	30,000,000	9.3%	0.0%
Management	2,685,000	2,685,000	0.8%	0.0%

Subtotal	177,685,000	177,685,000	54.7%	0.0%
ConAgra Foods	147,315,000	147,315,000	45.3%	100.0%

Total ownership	325,000,000	$325,000,000	100.00%	100.0%

(ii)	The following table sets forth the fees and expenses directly related to acquisition of the Acquired Business:

(Dollars in thousands)
Placement fees(1)	$21,900
Finders fees(2)	17,300
Other fees and expenses(3)	25,600

Total estimated fees and expenses	$64,800

(1)	Includes $3.75 million payable to ConAgra Foods as a placement fee for its purchase of Swift Operating’s senior subordinated notes. See Note 6.

(2)	Includes $15.0 million payable to Hicks Muse pursuant to the Financial Advisory Agreement executed in connection with the Transaction, $0.3 million payable to Hicks Muse in reimbursement of its direct costs in consummating the Transaction and $2.0 million payable to Gillett Greeley LLC, an affiliate of George N. Gillett, Jr., Swift Operating’s Chairman of the Board, as an expense reimbursement. The expense reimbursement was agreed upon to reimburse Swift Operating’s chairman for normal due diligence costs incurred in evaluating and analyzing the Swift & Company acquisition. The agreement provided for a defined reimbursement of $2.0 million to cover due diligence expenses without having to provide Swift Operating with detailed expense records. See Note 8.

(3)	Includes $3.1 million of incentive bonuses paid to certain of Swift Operating’s executive officers. Of this amount, approximately $0.8 million attributable to payments to executive officers who have no future service obligation was expensed immediately following the Transaction. The remaining balance is being amortized over the twelve month future service period. These bonuses paid at closing of the Transaction are included in “Estimated fees and expenses” but are subtracted from “Excess of purchase price over net book value”. The bonuses are not a direct cost of the acquisition, rather, they represent prepaid compensation expense of Swift Operating that is tied to ongoing employment agreements with certain members of management. Accordingly these costs are reflected in operating expenses subsequent to the Transaction.

(iii)	The difference between the preliminary estimate of the net book value and the net book value of the Acquired Business is due to the difference between the estimate used for the closing of the Transaction on September 18, 2002, and the actual book value acquired based on finalization of the closing balance sheet.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iv)	Deferred financing costs, which are included in “Estimated fees and expenses”, are subtracted from “Excess of purchase price over net book value” as, in accordance with the guidance in Staff Accounting Bulletin 77, the costs are an element of the effective interest cost of the related debt, not a direct cost of the acquisition.

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
Statement of Earnings Data:
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

      Accrued liabilities consist of the following:

	Consolidated

	S&C Holdco 3, Inc.
	and Subsidiaries

	May 25, 2003	May 30, 2004

	(Dollars in thousands)
Accrued insurance reserves	$24,010	$34,148
Accrued salaries	41,207	48,522
Income taxes payable	1,539	27,912
Other	75,423	107,877

Total	$142,179	$218,459

      Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	DERIVATIVE FINANCIAL INSTRUMENTS

      Swift Operating is exposed to market risk, such as changes in commodity prices, foreign currency exchange rates and interest rate risk. To manage volatility associated with these exposures, Swift Operating may enter into various derivative transactions pursuant to established policies. Derivatives that qualify and are designated for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are measured at fair value and reported as a component of other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Hedges that do not qualify, or are not designated for hedge accounting, are measured at fair value and the gain or loss is recognized currently into earnings. Gains and losses from energy and livestock derivatives are recognized in the statements of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. Gains and losses from foreign currency derivatives are recognized in the statements of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value.

      The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 25, 2003 and May 30, 2004, the fair value of derivatives recognized within other current assets was $4.4 million and $21.1 million, respectively. The fair value of derivatives recognized within accrued liabilities was $0.3 million and $8.0 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior notes from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/ floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the year ended May 30, 2004, Swift Operating recognized, in interest expense, a decrease in fair value of $2.9 million. At May 30, 2004, the fair value of the interest rate swap recognized within accrued liabilities was $2.9 million.

      During the second quarter of fiscal 2004, Swift Operating began a policy of entering into forward contracts to hedge its exposure to gains and losses related to the currency impacts of intercompany borrowings with its Australian subsidiary. Changes in the fair value of these contracts are recorded in the statements of earnings as an offset to translation gains or losses on intercompany borrowings.

      As of May 25, 2003 and May 30, 2004, the net deferred amount of derivative gains and losses recognized in accumulated other comprehensive income was a $2.3 million net of tax gain and a $0.2 million net of tax gain, respectively. Swift Operating anticipates gains of $0.2 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

      Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond its control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of May 30, 2004, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through June 2005. As of May 30, 2004, Swift Operating had derivative positions in place covering approximately less than 1% and 57% of its anticipated need for livestock and natural gas, respectively. No cash flow hedges or firm commitments were discontinued during the fiscal year ended May 26, 2002, the 249 days ended May 25, 2003

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the fiscal year ended May 30, 2004. For the fiscal years ended May 25, 2003 and May 30, 2004, a net of tax loss of $2.8 million and $1.6 million, respectively, were recognized from accumulated other comprehensive income into earnings.

NOTE 6.	LONG-TERM DEBT AND LOAN AGREEMENTS

      Swift Operating has entered into various debt agreements in order to finance the Transaction and provide liquidity to operate the business on a going forward basis. As of May 25, 2003 and May 30, 2004, debt consisted of the following:

	May 25, 2003	May 30, 2004

	(Dollars in thousands)
Short-term debt
Revolving credit facility	$—	$—
Current portion of long-term debt (term loan)	2,000	2,000
Current portion of installment note payable	1,283	1,014
Current portion of capital lease obligations	1,024	1,225

Current portion of long-term debt	4,307	4,239
Long-term debt
Term loan facility, net of current portion	197,000	195,000
Senior notes, net of unamortized discount(a)	252,228	254,767
Senior subordinated notes(b)	150,000	150,000
Long-term portion of installment note payable	658	11,719
Long-term capital lease obligations	20,060	20,783

Long-term debt, less current portion	619,946	632,269

Total debt	$624,253	$636,508

(a)	The 10 1/8% Senior Notes due 2009 were issued by Swift Operating on September 19, 2002 with original issue discount and generated gross proceeds to Swift Operating of approximately $250.5 million. Accretion of debt discount totaled approximately $1.7 million and $2.5 million in the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, respectively.

(b)	Swift Operating issued $150.0 million of the 12 1/2% Senior Subordinated Notes due January 1, 2010 to ConAgra Foods at the closing of the Transaction. On March 26, 2003, ConAgra Foods sold all $150 million aggregate principal amount of the senior subordinated notes in a transaction exempt from the registration requirements of the Securities Act. An affiliate of ConAgra Foods acquired $30 million aggregate principal amount of the senior subordinated notes in that transaction which were subsequently sold. On January 14, 2004, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the senior subordinated notes.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate minimum principal maturities of the long-term debt for each of the five years and thereafter following May 30, 2004, are as follows:

Minimum Principal
Maturities

(Dollars in thousands)
2004	$4,239
2005	3,695
2006	3,982
2007	98,252
2008	97,582
Thereafter	441,991

Total minimum principal maturities	649,741
Less: Amount representing bond discount, net of accretion	(13,233)

Total debt	$636,508

      As of May 30, 2004, Swift Operating had approximately $197.0 million of secured debt outstanding, approximately $27.4 million of outstanding letters of credit and approximately $266.9 million of availability under its revolving credit facility. The remaining $55.7 million under the revolving credit facility was not immediately available for borrowings due to borrowing base limitations.

      A summary of the components of interest expense for the fiscal year ended May 30, 2004 is presented below:

	249 Days Ended	Fiscal Year Ended
	May 25, 2003	May 30, 2004

	(Dollars in thousands)
Interest on
Revolving credit facility(i)	$3,099	$5,725
Term loan facility (approximately 5.1%)	6,865	8,956
Senior notes (10.125% rate)	18,676	27,637
Senior subordinated notes (12.50% rate)	12,818	19,016
Capital lease interest	1,085	1,819
Other miscellaneous interest charges	274	477
Interest rate swap	—	1,260
Capitalized interest	—	(448)
Amortization of deferred financing costs(ii)	4,072	6,594
Amortization of original issue discount(iii)	1,703	2,537

Total interest expense	$48,592	$73,573

(i)	Represents interest on the outstanding balance of the amount drawn on the revolving credit facility of approximately 5.36% plus a 0.5% commitment fee on the unused portion of the revolving credit facility, and other fees associated with the revolving credit facility.

(ii)	Represents amortization expense utilizing an average maturity of 7 years.

(iii)	Represents amortization of the original issue discount on the notes offered hereby of $17.5 million utilizing the effective interest method.

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

      Repayment and Prepayment. Loans outstanding under the term loan facility require 20 quarterly principal repayments each in an amount equal to $500,000 during the first five years after the closing date and four installments of $47.5 million during the sixth year after the closing with the last such installment being due on the sixth anniversary after the closing date. The revolving credit facility terminates and all amounts outstanding thereunder must be repaid in full on the fifth anniversary of the closing date. Mandatory prepayments of the senior credit facilities are required from the proceeds of the issuance of debt, asset sales, insurance and condemnation and purchase price adjustments, in each case subject to customary exceptions and, in the case of certain asset sales and insurance and condemnation proceeds, reinvestment rights, as applicable. Mandatory prepayments are also required from excess cash flow. Mandatory repayments of the revolving credit facility do not result in a permanent reduction of the commitments thereunder (other than in the event of a sale of the Australian borrowers) but the events giving rise to such mandatory prepayments may reduce the amount of fixed assets which can be included in the borrowing base.

      Mandatory prepayments of the senior credit facilities are required from the proceeds of the issuance of debt, certain asset sales, insurance and condemnation and purchase price adjustments, in each case subject to customary exceptions and, in the case of certain asset sales and insurance and condemnation proceeds, reinvestment rights, as applicable. Mandatory prepayments are also required from excess cash flow.

      Affirmative Covenants. Swift Operating’s senior credit facilities contain affirmative covenants, and include a covenant for the implementation and maintenance of deposit account control agreements and cash

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concentration accounts. These arrangements require, subject to certain customary exceptions, cash proceeds of accounts receivable and other collateral to be concentrated to cash collateral accounts held at the administrative agent, which accounts will be swept daily against outstanding under the revolving credit facility. Any borrowing under the revolving credit facility would be classified as current due to the requirement to maintain cash collateral accounts held at administrative agent.

      Financial Covenants. Swift Operating’s senior credit facilities contain covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters. In addition, these facilities also contain financial covenants currently requiring Swift Operating not to:

•	exceed a maximum leverage ratio of 4.0x our senior credit facilities Adjusted EBITDA(a);

•	fall below a minimum interest coverage ratio of 2.5x our senior credit facilities Adjusted EBITDA(a); and

•	fall below a minimum fixed charge coverage ratio of 1.15x.

(a)	The term “Adjusted EBITDA” is a defined term in Swift Operating’s senior credit facilities. Adjusted EBITDA is calculated by adding to EBITDA certain items of income and expense. These adjustments reflect the elimination of the businesses not acquired in the Transaction, the elimination of corporate overhead allocations that ConAgra Foods charged to the ConAgra Red Meat Business, the elimination of certain pension and retiree medical plans and adjustments to reflect certain non-cash charges, all of which were reflected in the historical financial results of the ConAgra Red Meat Business.

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

      Installment Notes Payable — The installment notes payable relate to Swift Operating’s financing of a software installation project and a capital investment. The software project financing bears interest at 3.5% per annum with payments due quarterly in the amount of $0.3 million and matures on September 30, 2004. The capital investment bears interest at 3.17% per annum with payments due monthly ranging from $30 thousand to $80 thousand and matures on July 1, 2013.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Capital and Operating Leases — Swift Operating leases a variety of buildings, warehouses and equipment under operating lease agreements that expire in various years. Future minimum lease payments required at May 30, 2004, under capital and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capitalized	Noncancellable
	Lease	Operating Lease
	Obligations	Obligations

	(Dollars in thousands)
For the fiscal years ended May
2005	$3,030	$5,914
2006	3,030	5,560
2007	3,186	4,445
2008	3,293	3,439
2009	3,084	3,407
Thereafter	18,269	2,580

Net minimum lease payments	33,892	$25,345

Less: Amount representing interest	(11,884)

Present value of net minimum lease payments	$22,008

      Rent expense associated with operating leases was $19.9 million, $6.5 million, $12.8 million and $20.0 million for the fiscal year ended May 26, 2002, the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, respectively.

NOTE 7.	STOCK OPTION AND DEFINED CONTRIBUTION PLANS

Stock Purchase Plan

      Swift Foods Company has adopted a stock purchase plan (“Purchase Plan”) pursuant to which eligible employees, directors, consultants and advisors of Swift Foods Company and its subsidiaries may purchase shares of common stock of Swift Foods Company. A total of 4,000,000 shares of common stock of Swift Foods Company are available for purchase under this plan at a price per share as determined by the board of directors on the date of purchase. As of May 30, 2004, certain outside directors and members of our management had purchased an aggregate of 3,460,000 shares under the stock purchase plan at a purchase price of $1.00 per share which was the fair market value of such shares on the date of purchase.

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

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A total of 19.5 million shares of common stock of Swift Foods Company are available for grant under the Option Plan. Both incentive stock options and nonqualified stock options may be granted under the Option Plan. Options granted to our executive officers vest 25% upon grant and  1/36th per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares will be fully vested. The board of directors of Swift Foods Company (or a committee thereof) administers and interprets the Option Plan and will determine, in its discretion, the employees and eligible non-employees who receive grants, the number of shares subject to each option granted, the exercise price and the option period (which may not be more than ten years from the date the option is granted). Certain executives of Swift Operating and directors of Swift Foods Company received a total of 18.5 million shares at an exercise price of $1.00 per share and 1 million shares at an exercise price of $2.00 per share subsequent to the Transaction.

Securities Authorized for Issuance under the 2002 Stock Option Plan

      The following table provides information for the fiscal year ended May 30, 2004 about shares of Swift Foods Company common stock that may be granted under the Swift Foods Company 2002 Stock Option Plan.

	Number of Securities		Number of Securities
	to Be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by shareholders	19,500,000	$1.05	—
Equity compensation plans not approved by shareholders	—	—	—

Total	19,500,000	$1.05	—

      The weighted-average per share fair values and weighted-average exercise prices of options granted above, equal to and below market value on the date of grant are as follows:

			Weighted
		Weighted	Average
	Number of	Average	Exercise
	Shares	Fair Value	Price

Options granted equal to market value	18,500,000	$0.11	$1.00
Options granted above market value	1,000,000	0.00	2.00

Total options granted	19,500,000	$0.11	$1.05

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity for the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004 was as follows:

	S&C Holdco 3, Inc. and Subsidiaries

	?249 Days Ended		Fiscal Year Ended
	May 25, 2003		May 30, 2004

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of period	—	$—	19,275,000	$1.05
Granted	19,275,000	$1.05	850,000	$1.00
Exercised	—	—	—	—
Expired, forfeited or canceled	—	—	(625,000)	$1.00

Options outstanding, end of period	19,275,000	$1.05	19,500,000	$1.05

Exercisable	4,818,750	$1.05	5,625,000	$1.04

Available for future grant	225,000		—

      The following table summarizes information about stock options outstanding at May 30, 2004:

	Options Outstanding			Options Exercisable

Weighted Average
	Options	Remaining	Weighted Average	Options	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00 to $2.00	19,500,000	8.4 years	$1.05	5,625,000	$1.04

      Swift Operating applies APB No. 25 and related interpretations in accounting for its stock based compensation plans. The statement of earnings for the fiscal year ended May 30, 2004 includes $800 thousand of expense related to a put provision included in the stock option agreement of an executive officer. No other compensation expense has been recognized for its Option Plan.

      In addition to the Option Plan described above, ConAgra Foods granted options to certain employees of Swift Operating prior to the Transaction that continue to vest and may be exercised by its employees. Swift Operating recognized $1.4 million and $1.2 million of expense related to stock-based compensation provided by ConAgra Foods in the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, which has been reflected as a capital contribution in the accompanying statements of stockholder’s equity.

Defined Contribution Plans

      As of the date of the Transaction, Swift Operating established two tax-qualified employee savings and retirement plans (the “401(k) Plans”) covering Swift Operating’s employees, both union and non-union. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by Swift Operating, based on specific terms contained in the 401(k) Plans. The trustee of the 401(k) Plans, at the direction of each participant, invests the assets of the 401(k) Plans in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Company expenses related to the matching provisions of the 401(k) Plans of the Predecessor Entity totaled approximately $2.0 million and $0.8 million for the fiscal years ended May 26, 2002 and the 115 days ended September 18, 2002. Company expenses related to the matching provisions of the 401(k) Plans totaled

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $3.9 million and $6.3 million for the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, respectively.

      Employees of Swift Australia do not participate in Swift Operating’s 401(k) Plans. Under Australian law, Swift Australia contributes a percentage of employee compensation to a superannuation fund. This contribution approximated 9% of employee cash compensation for the 249 days ended May 25, 2003 and fiscal year 2004 as required under the Australian “Superannuation Act of 1997”. As the funds are administered by a third party, once this contribution is made to the fund, Swift Australia has no obligation for payments to participants or oversight of the fund. Company expenses related to contributions to this fund totaled $5.8 million and $11.0 million for the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, respectively.

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

      Components of pension benefit costs and weighted average actuarial assumptions are:

2002

(Dollars in
thousands)
Pension Benefit Cost
Service cost	$150
Interest cost	2,758
Expected return on plan assets	(3,013)
Amortization of prior service costs	8
Recognized net actuarial loss	199

Pension benefit cost — company plans	102
Pension benefit cost — multi-employer plans	—

Total pension benefit cost	$102

Actuarial Assumptions
Discount rate	7.50%
Long-term rate of return on plan assets	9.25%
Long-term rate of compensation increase	5.50%

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in projected benefit obligation, change in plan assets and funded status of the plans at February 28, 2002:

2002

(Dollars in
thousands)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$39,153
Service cost	150
Interest cost	2,758
Actuarial loss	747
Benefits paid	(4,294)

Projected benefit obligation at end of year	$38,514

2002

(Dollars in
thousands)
Change in Plan Assets
Fair value of plan assets at beginning of year	$35,878
Actual return on plan assets	2,720
Employer contributions	1,730
Benefits paid	(4,294)

Fair value of plan assets at end of year	36,034

Funded Status	(2,480)
Unrecognized actuarial gain	7,444
Unrecognized prior service cost	—

$4,964

Actuarial Assumptions
Discount rate	7.25%
Long-term rate of compensation increase	5.50%

      Plan assets are primarily invested in equity securities, corporate and government debt securities and common trust funds.

      Postretirement Benefits — Certain former employees of the Predecessor Entity are covered by a postretirement plan that provides medical and dental benefits. The obligations under this plan were assumed by ConAgra Foods when the Predecessor Entity’s pork business was acquired. Benefits associated with the plan are administered by ConAgra Foods. The costs associated with this plan, which primarily relate to interest costs were $3.4 million in fiscal 2002, and are included in selling, general and administrative expenses.

      In connection with the Transaction, ConAgra Foods assumed these liabilities. Accordingly, they are no longer an obligation of Swift Operating or its subsidiaries.

NOTE 8.	RELATED PARTY TRANSACTIONS

      Historically, ConAgra Foods’ executive, finance, tax and other corporate departments performed certain administrative and other services for the Predecessor Entity. Expenses incurred by ConAgra Foods and allocated to the Predecessor Entity were determined based on specific services being provided or were

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated based on ConAgra Foods’ investment in the Predecessor Entity in proportion to ConAgra Foods’ total investment in its subsidiaries. In addition, ConAgra Foods charged the Predecessor Entity finance charges on ConAgra Foods’ investment in the company and net intercompany advances. Management believes that such expense allocations were reasonable. Corporate allocations include allocated selling, general, and administrative expenses of approximately $20.3 million and $4.5 million for the fiscal year ended May 26, 2002 and the 115 days ended September 18, 2002, and allocated finance charges of approximately $55.2 million and $13.6 million for the fiscal year ended May 26, 2002 and the 115 days ended September 18, 2002. ConAgra Foods also historically paid certain direct expenses on the Predecessor Entity’s behalf and charged it directly for these expenses. Such expenses, which are included in selling, general and administrative expenses, were $10.6 million and $2.9 million for the fiscal year ended May 26, 2002 and the 115 days ended September 18, 2002.

      The Predecessor Entity historically entered, and Swift Operating currently enters, into transactions in the normal course of business with affiliates of ConAgra Foods that are not part of the Acquired Business. Net sales to these parties, which are included in net sales in our statement of earnings, were $744.5 million, $207.2 million, $474.8 million and $638.8 million for the fiscal year ended May 26, 2002, the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in our statement of earnings, were $43.6 million, $48.6 million, $555.6 million and $915.4 million for the fiscal year ended May 26, 2002, the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004. Within Swift Operating’s May 25, 2003 and May 30, 2004 balance sheets are balances of $15.1 million and $7.1 million, respectively, due to, and $33.5 million and $33.5 million, respectively, due from, ConAgra Foods affiliates.

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

      The Stockholders’ Agreement also provides that, subject to certain exceptions, in connection with any transfer for value by Hicks Muse to a non-affiliate of Hicks Muse or its affiliates of Swift Foods Company’s securities or partnership interests in HMTF Rawhide, Hicks Muse and its affiliates have the right to require ConAgra Foods and its affiliates to also transfer a portion of their shares of Swift Foods Company common stock. If Hicks Muse and its affiliates desire to effect a sale of Swift Foods Company securities or their partnership interests in HMTF Rawhide, ConAgra Foods and its affiliates may “tag along” and sell a portion of their shares of Swift Foods Company common stock on the same terms. If Hicks Muse and its affiliates desire to effect a sale of Swift Foods Company securities or HMTF Rawhide partnership interests, ConAgra Foods and its affiliates may also cause the purchaser of the Hicks Muse securities to purchase from ConAgra Foods the pro rata portion of the outstanding principal amount of the $150.0 million note issued to ConAgra Foods as part of the payment for the Acquired Business. Prior to the transfer of any securities subject to the Stockholders’ Agreement by any stockholder other than an affiliate of Hicks Muse, Hicks Muse has the right to acquire such securities on the same terms and conditions as the proposed transfer. The Stockholders’ Agreement also provides that, if Swift Foods Company has not completed a qualified IPO by the fifth anniversary of the closing of the Transaction, ConAgra Foods can cause Swift Foods Company to sell itself (through a merger, sale of securities or sale of substantially all of the assets) at a price proposed by ConAgra Foods. If ConAgra Foods notifies Swift Foods Company of its intention to cause Swift Foods Company to effect such a sale, Hicks Muse and its affiliates have the right for a 180 day period to purchase the common stock of Swift Foods Company then beneficially owned by ConAgra Foods for a per share price derived from the proposed ConAgra Foods sale price for the entire company. If Hicks Muse does not exercise its purchase right within the 180 day period, then ConAgra Foods may cause Swift Foods Company to conduct an auction to sell Swift Foods Company within a period not to exceed two years at a price that maximizes the value to be received by Swift Foods Company’s stockholders.

      The Stockholders’ Agreement grants Hicks Muse and its affiliates the right to purchase all of the securities of Swift Foods Company held by ConAgra Foods and its affiliates at any time during the five years following the closing of the Transaction based on a contractual formula which takes into account balance at inception, adjustments for net income/losses and certain other transaction related amounts. On July 30, 2004, Hicks Muse gave notice of its exercise of this right. The closing of the purchase is expected to occur in September 2004. The Stockholders’ Agreement also contains provisions with respect to any sale of Swift Foods Company’s domestic cattle feeding operations following the completion of the Transaction.

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

      Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement (the “Monitoring and Oversight Agreement”) with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods Company and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods Company or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly and $1.3 million and $2.5 million is included in selling, general and administrative expense for the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, respectively.

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

      Preferred Supplier Agreement — At the closing of the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods pursuant to which, for an initial term of seven years, Swift Operating and certain of its subsidiaries will supply those fresh beef and pork products historically provided by Swift Beef and Swift Pork to ConAgra Foods and certain of its subsidiaries on a delivered basis based on pricing mechanics consistent with past practices. In addition, ConAgra Foods offered Swift Operating the opportunity to supply additional fresh beef and pork products required by ConAgra Foods as a result of changes in its product mix or due to product reformulations. Swift Operating and ConAgra Foods will meet periodically during the term of the agreement to discuss and determine pricing and payment mechanisms and procedures. For the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, Swift Operating sold $474.8 million and $638.8 million of products, respectively, to ConAgra Foods under this agreement.

      Transition Services Agreement — At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into a one-year transition services agreement (the “Transition Services Agreement”) with ConAgra Foods pursuant to which, among other things, ConAgra Foods will provide certain transition services, including information technology, accounting, risk management, market research and product brokerage services, to Swift Operating and Swift Beef will provide certain transition services, including information technology, purchasing and human resources services, to ConAgra Foods. The parties agreed, during the term of the agreement which expired on September 19, 2003, to use their commercially reasonable efforts to locate third party service providers to replace the services provided under the Transition Services Agreement. Payments received from ConAgra Foods for services Swift Operating provided under this agreement for the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004 were $1.9 million and $0.3 million, respectively. For these same periods, Swift Operating paid $4.5 million and $1.1 million, respectively, to ConAgra Foods for services provided to it under this agreement. Such amounts are included in cost of goods sold and selling, general and administrative expenses in the accompanying consolidated statement of earnings.

      Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and the entity that operates the domestic cattle feeding operations acquired from ConAgra Foods entered into a live cattle supply agreement (the “Cattle Supply Agreement”) pursuant to which Swift Beef will purchase all of the cattle produced by the domestic cattle feeding business from such entity for processing at facilities owned by Swift Beef. The parties will meet periodically, but no less frequently than every 90 days, to determine the quantities of cattle to be supplied under the agreement. The Cattle Supply Agreement will terminate on the date of termination of the credit facility for the domestic cattle feeding operations, which will be the earlier of 24 months after the Transaction or the disposition of the domestic cattle feeding operations, unless extended in accordance with the Cattle Supply Agreement for an additional year. This agreement is scheduled to terminate on September 19, 2004. Swift Operating is currently in discussions with the entity that operates the domestic cattle feeding operations to ensure a continued source of cattle supply for Swift Beef. For the

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, Swift Beef paid $525.3 million and $871.8 million, respectively, under this agreement, which amount is included in cost of goods sold.

      By-Products Marketing Agreement — On October 8, 2003, Swift Operating entered into a by-products marketing agreement with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating sells to CTG certain by-products resulting from its processing of cattle and hogs in its US operations at prices in accordance with the agreement. The term of the agreement commenced on May 26, 2003 and will terminate on May 31, 2009. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased based on a sliding scale. For the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, Swift Operating received approximately $1.5 million and $3.8 million, respectively, from CTG under the agreement and had approximately $1.0 million and $1.4 million included as a receivable on the balance sheet at May 25, 2003 and May 30, 2004, respectively.

      On October 8, 2003 Swift Operating entered into a separate agreement for by-products marketing of its Australian operations with CTG pursuant to which it sells certain by-products resulting from its processing of cattle at prices in accordance with the agreement. In addition, Swift Operating received the right to continue utilizing the existing business name “CTG Rendered Products” for by-products marketing, and ConAgra Foods agreed to provide the services of certain employees who market these products in Australia and New Zealand. The term of the agreement commenced on May 26, 2003 and will terminate on May 31, 2009. Swift Australia had approximately $0.8 million and $0.6 million on the balance sheet payable to CTG as of May 25, 2003 and May 30, 2004, respectively.

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

      Tax Sharing Agreement — In connection with the closing of the Transaction, Swift Operating and certain of its direct and indirect parent entities and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods, entered into a tax sharing agreement pursuant to which Swift Operating is obligated, among other things, to distribute to Swift Foods Company any taxes attributable to it and its subsidiaries and under which Swift Operating will be indemnified for any taxes paid by it or its subsidiaries on behalf of any other member of Swift Foods Company’s consolidated tax group.

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

      Indemnity Side Letter — In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction, and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. The May 25, 2003 and May 30, 2004 balance sheets include

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represents additional claims from customers seeking reimbursement for recall related costs.

NOTE 9.	INCOME TAXES

      The pre-tax income on which the provision for income taxes was computed is as follows:

	Predecessor Entity

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

	Fiscal Year Ended	115 Days Ended	249 Days Ended	Fiscal Year Ended
	May 26, 2002	September 18, 2002	May 25, 2003	May 30, 2004

	(Dollars in thousands)		(Dollars in thousands)
Domestic	$96,766	$16,452	$36,314	$59,324
Foreign	21,187	11,566	23,664	8,667

Total	$117,953	$28,018	$59,978	$67,991

      Income tax expense includes the following current and deferred provisions:

	Predecessor Entity

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

	Fiscal Year Ended	115 Days Ended	249 Days Ended	Fiscal Year Ended
	May 26, 2002	September 18, 2002	May 25, 2003	May 30, 2004

	(Dollars in thousands)		(Dollars in thousands)
Current provision:
Federal	$6,448	$3,435	$—	$7,450
State	748	226	695	1,942
Foreign	3,460	5,250	7,965	8,411

Total current tax expense	10,656	8,911	8,660	17,803

Deferred provision:
Federal	26,232	2,276	9,710	8,708
State	2,624	195	1,590	689
Foreign	2,896	(1,780)	732	(3,743)

Total deferred tax expense	31,752	691	12,032	5,654

Total income tax expense	$42,408	$9,602	$20,692	$23,457

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The principal differences between the effective income tax rate, and the US statutory federal income tax rate, were as follows:

	Predecessor Entity

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

	Fiscal Year Ended	115 Days Ended	249 Days Ended	Fiscal Year Ended
	May 26, 2002	September 18, 2002	May 25, 2003	May 30, 2004

Expected tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	1.9	1.9	2.5	2.5
Non deductible expense	0.5	—	—	—
Benefit from export sales	—	—	(4.1)	(4.9)
Other — net	(1.4)	(2.6)	1.1	1.9

Effective tax rate	36.0%	34.3%	34.5%	34.5%

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Temporary differences that gave rise to a significant portion of deferred tax assets (liabilities) were as follows:

	S&C Holdco 3, Inc.	S&C Holdco 3, Inc.
	and Subsidiaries	and Subsidiaries

	249 Days Ended	Fiscal Year Ended
	May 25, 2003	May 25, 2004

	(Dollars in	(Dollars in
	thousands)	thousands)
Inventory	$(9,411)	$(7,831)
Derivatives	(1,200)	(511)
Depreciation and amortization	(92,637)	(89,484)
Undistributed earnings	(2,146)	(14,371)
All other	(592)	—

Gross deferred tax liability	(105,986)	(112,197)

Accounts receivable reserve	2,227	2,144
Inventory	—	669
Accrued liabilities	17,558	13,867
Restructuring related charges	300	243
Net operating loss	1,855	1,793
All other current	466	1,709
All other long-term	2,030	1,926

Total deferred tax asset	24,436	22,351
Valuation allowance	—	(966)

Gross deferred tax assets	24,436	21,385

Net deferred tax liability	$(81,550)	$(90,812)

Financial statement classification:
Current deferred tax asset (included in other current assets)	$12,199	$9,327
Current deferred tax liability (included in accrued liabilities)	(2,851)	(1,935)
Long-term deferred tax liability (included in other non-current liabilities)	(90,898)	(98,204)

Net deferred tax liability	$(81,550)	$(90,812)

      At May 30, 2004, Swift Operating has state net operating loss carryforwards of approximately $59.7 million expiring in the years 2005 through 2024. A valuation allowance of approximately $966,000 has been recorded related to certain state net operating loss carryforwards since the realization of these assets is uncertain.

      As of May 30, 2004, Swift Operating has approximately $65 million of cumulative undistributed earnings from certain foreign subsidiaries. Swift Operating has considered the accumulated earnings prior to the Transaction, approximately $21 million, to be indefinitely reinvested. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized tax liability associated with the permanently reinvested cumulative undistributed earnings is approximately $3.2 million. Should Swift Operating decide to repatriate such earnings or change its assumption about indefinite reinvestment in the

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future, the related taxes would be charged to earnings at that time. Furthermore, Swift Operating does not accrue deferred taxes on the currency translation adjustment component of equity relating to investments in foreign subsidiaries existing at the time of the Transaction. Foreign earnings subsequent to the date of the Transaction, approximately $44 million, are deemed to be repatriated and taxes accrued accordingly.

      At the date of the Transaction, Swift Operating acquired approximately $93.0 million of previously taxed income related to certain foreign subsidiaries. This will allow Swift Operating to repatriate $93.0 million to the US tax free. Deferred taxes of approximately $9.8 million have been accrued for the currency translation gain regarding the previously taxed income.

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

      On May 10, 2002, a lawsuit was filed against ConAgra Foods, Inc. and ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company) in the United States District Court for the District of Nebraska seeking certification of a class of all persons who have sold fed cattle to ConAgra Foods for cash, or on a basis affected by the cash price for fed cattle, during the period in which claims may be maintained pursuant to the applicable statute of limitations. The case was originally filed by two named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate exceeds 15,000. The complaint alleges that ConAgra Foods, in violation of the Packers and Stockyards Act of 1921, has used its market power and alleged use of captive supplies of fed cattle to reduce the prices paid to cattle producers in the cash market. The plaintiffs seek declaratory relief, unspecified compensatory damages, attorneys’ fees and expenses, and injunctive relief. On December 4, 2002, the complaint was amended to substitute two corporate entities for one of the individual plaintiffs. On December 16, 2002, the plaintiffs moved for class certification. ConAgra Foods has answered the amended complaint and filed a brief in opposition to the plaintiff’s motion for class certification. The court has not ruled on plaintiffs’ motion for class certification., On April 21, 2004, the court stayed all proceedings in this case pending the outcome of an appeal in a separate case, in which neither ConAgra Foods nor Swift Operating is a party, that is pending in the United States Court of Appeals for the Eleventh Circuit. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities. Swift Operating believes that the defendants have acted properly and lawfully in their dealings with cattle producers. Management is currently unable to determine the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.

      On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek unspecified damages, or alternatively, restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. On June 4, 2004, the court granted plaintiffs’ motion for class certification. By an order dated July 7, 2004, the United States Court of Appeals for the Eighth Circuit declined to accept an interlocutory appeal of the order granting class certification. The court has set a schedule for further proceedings in the case. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities to the extent such damages together with any other indemnifiable claims under the acquisition agreement entered into to effect the Transaction exceed a minimum threshold of $7.5 million. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.

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

      In connection with the Transaction, Swift Operating executed a management reporting reorganization wherein it created the single role of Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). The CODM measures segment profit as Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for Swift Beef, Swift Pork and Swift Australia, Swift Operating’s three primary segments, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to the Transaction, the Predecessor Entity (including each of its four divisions: US Beef, US Pork, Cattle Feeding and Australia) was a component of the Meat Processing Segment of ConAgra Foods, Inc. The segment disclosures of the Predecessor Entity have been restated to provide comparable financial information for each of Swift Operating’s three primary segments that resulted from the Transaction and the management reporting reorganization. The accounting policies of the segments are consistent with those described in Note 2 “Basis of Presentation and Accounting Policies”. All intersegment sales and transfers are eliminated in consolidation.

      Certain reclassifications have been made to the prior periods’ reporting segment presentation to conform to the way in which the CODM currently views Swift Operating in evaluating the financial performance of its operating segments.

      Swift Beef — The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef and other products. In addition, Swift Beef also sells beef by-products to the variety meat, feed processing, fertilizer, automotive and pet food industries.

      Swift Pork — A significant portion of Swift Pork’s revenues are generated from the sale of products predominantly to retailers of fresh pork including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings are sold predominantly to further processors who, in turn, manufacture bacon, sausage and deli and luncheon meats. The remaining sales are derived from

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by-products and from the results of North American Food Processing, a new company division focusing on further-processed, higher-margin products.

      Swift Australia — The majority of Swift Australia’s revenues are generated by the meat processing division, from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats and other products. The foods division consists of two separate businesses. One manufactures meat patties and distributes consumables for McDonald’s in Australia. The other produces value-added meat products including toppings for pizzas. The wholesale trading division trades in boxed meat products to brokers and retailers who resell those products to end customers.

      Corporate, Other and Eliminations — This line item includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process. In Predecessor Entity periods, this line also includes the Cattle Feeding division which was excluded from the Transaction.

	Predecessor Entity

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

	Fiscal Year Ended	115 Days Ended	249 Days Ended	Fiscal Year Ended
	May 26, 2002	September 18, 2002	May 25, 2003	May 30, 2004

	(Dollars in thousands)		(Dollars in thousands)
Net Sales
Swift Beef	$5,446,039	$1,705,491	$3,661,686	$5,998,800
Swift Pork	1,730,998	484,958	1,097,348	1,981,319
Swift Australia	1,290,583	456,406	993,718	1,934,090
Corporate, Other and Eliminations	8,588	45,595	(13,584)	(34,750)

Total	$8,476,208	$2,692,450	$5,739,168	$9,879,459

Depreciation and Amortization
Swift Beef	$38,786	$12,233	$30,071	$50,639
Swift Pork	15,360	4,633	11,732	18,377
Swift Australia	10,604	3,534	10,005	17,316
Corporate, Other and Eliminations	3,592	1,172	52	389

Total	$68,342	$21,572	$51,860	$86,721

EBITDA
Swift Beef	$60,125	$44,880	$25,285	$44,321
Swift Pork	87,213	10,796	64,736	132,619
Swift Australia	31,791	16,949	49,071	51,055
Corporate, Other and Eliminations	7,166	(23,035)	21,338	290

Total	186,295	49,590	160,430	228,285

Depreciation and amortization	(68,342)	(21,572)	(51,860)	(86,721)
Interest expense	—	—	(48,592)	(73,573)

Total Income Before Income Taxes	$117,953	$28,018	$59,978	$67,991

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	S&C Holdco 3, Inc. and
	Subsidiaries

	May 25, 2003	May 30, 2004

	(Dollars in thousands)
	(Restated)
Total Assets
Swift Beef	$782,277	$772,238
Swift Pork	248,325	281,073
Swift Australia	442,049	527,442
Corporate, Other and Eliminations	116,427	138,699

Total	$1,589,078	$1,719,452

      Summary by geographical areas:

	Predecessor Entity

	ConAgra Red Meat Business		S&C Holdco 3, Inc. and Subsidiaries

	Fiscal Year Ended	115 Days Ended	249 Days Ended	Fiscal Year Ended
	May 26, 2002	September 18, 2002	May 25, 2003	May 30, 2004

	(Dollars in thousands)		(Dollars in thousands)
Net Sales:
United States	$7,452,656	$2,341,925	$4,934,974	$8,307,850
Australia	1,023,552	350,525	804,194	1,571,609

Total	$8,476,208	$2,692,450	$5,739,168	$9,879,459

	S&C Holdco 3, Inc. and
	Subsidiaries

	May 25, 2003	May 30, 2004

	(Dollars in thousands)
	(Restated)
Long-Lived Assets:
United States	$511,846	$486,938
Australia	175,615	190,797
Other	639	180

Total	$688,100	$677,915

      No single customer accounted for more than 10% of net sales in the fiscal year ended May 26, 2002, the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 or the fiscal year ended May 30, 2004. Net sales by geographical area are based on the location of the facility producing the related product.

      Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, other intangibles and other assets less debt issuance costs, net of $32.9 million and $28.2 million as of May 25, 2003 and May 30, 2004, respectively. Long-lived assets by geographical area are based on location of facilities.

      Export sales for the fiscal year ended May 26, 2002, the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004 were $1,480.0 million, $702.6 million, $1,494.8 million and $2,535.8 million, respectively, and were principally to Asia.

NOTE 12.	SUPPLEMENTAL GUARANTOR INFORMATION

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

      The following information sets forth the Predecessor Entity and Swift Operating’s balance sheet as of May 25, 2003 and May 30, 2004, and the statements of earnings and cash flows for the fiscal year ended May 26, 2002, the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004. Effective with the date of the Transaction, the Senior Notes and the Senior Subordinated Notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information for pre-and post-Transaction periods is presented under the following column headings: Parent Guarantor (for periods subsequent to formation), Issuer (for periods subsequent to formation), Subsidiary Guarantors and Subsidiary Non-Guarantors. For pre-Transaction periods, “Subsidiary Non-Guarantors” includes (i) the domestic cattle feeding operations, (ii) the businesses not acquired in the Transaction and (iii) the foreign subsidiaries of the Predecessor Entity which were acquired in the Transaction and renamed. Swift Holdings and Swift Operating were formed on May 29, 2002. For post-Transaction periods, “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of the Predecessor which were acquired in the Transaction and renamed, which entities include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.

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

      As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction described in Note 1, for the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, amounts of $8.6 million and $13.8 million, respectively, were reflected as interest expense of the Subsidiary Non-Guarantors and interest income of the Subsidiary Guarantors on the accompanying Statement of Earnings.

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

	(Dollars in thousands)

	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,695	$4,432	$6,812	$—	$64,939
Accounts receivables, net	—	29,422	229,572	85,823	(30,000)	314,817
Inventories	—	—	345,208	119,255	—	464,463
Other current assets	—	7,768	13,452	2,610	—	23,830

Total current assets	—	90,885	592,664	214,500	(30,000)	868,049
Property, plant and equipment, net	—	—	456,336	153,139	—	609,475
Intercompany receivable	—	743,083	—	9,677	(752,760)	—
Goodwill	—	—	13,709	21,623	—	35,332
Other intangibles, net	—	28,379	9,825	—	—	38,204
Other assets	—	112,217	3,177	7,548	(84,924)	38,018
Net investment and advances in subsidiaries	439,471	130,894	—	—	(570,365)	—

Total assets	$439,471	$1,105,458	$1,075,711	$406,487	$(1,438,049)	$1,589,078

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long term debt	$—	$2,000	$2,188	$30,119	$(30,000)	$4,307
Accounts payable	—	9,435	186,591	94,964	—	290,990
Intercompany payable	—	—	752,760	—	(752,760)	—
Accrued liabilities	—	42,282	50,240	49,657	—	142,179

Total current liabilities	—	53,717	991,779	174,740	(782,760)	437,476
Long-term debt, excluding current portion	—	599,229	19,882	85,759	(84,924)	619,946
Other noncurrent liabilities	—	13,041	58,332	20,812	—	92,185
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	—	665,987	1,069,993	281,311	(867,684)	1,149,607
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	363,398	363,398	—	—	(363,398)	363,398
Retained earnings	39,286	39,286	4,198	15,500	(58,984)	39,286
Accumulated other comprehensive income	36,787	36,787	1,518	34,676	(72,981)	36,787

Total stockholder’s equity	439,471	439,471	5,718	125,176	(570,365)	439,471

Total liabilities and stockholder’s equity	$439,471	$1,105,458	$1,075,711	$406,487	$(1,438,049)	$1,589,078

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Balance Sheets

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
May 30, 2004	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$87,390	$2,441	$10,424	$—	$100,255
Accounts receivables, net	—	55,692	257,805	105,363	(55,450)	363,410
Inventories	—	—	331,168	149,511	—	480,679
Other current assets	—	2,678	55,572	10,750	—	69,000

Total current assets	—	145,760	646,986	276,048	(55,450)	1,013,344
Property, plant and equipment, net	—	—	435,470	166,445	—	601,915
Intercompany receivable	—	732,670	—	1,979	(734,649)	—
Goodwill	—	—	13,709	23,408	—	37,117
Other intangibles, net	—	23,058	9,340	—	—	32,398
Other assets	—	109,316	3,103	7,183	(84,924)	34,678
Net investment and advances in subsidiaries	490,233	180,333	—	—	(670,566)	—

Total assets	$490,233	$1,191,137	$1,108,608	$475,063	$(1,545,589)	$1,719,452

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long term debt	$—	$2,356	$1,644	$53,239	$(53,000)	$4,239
Accounts payable	—	7,361	147,443	103,934	—	258,738
Intercompany payable	—	—	734,649	—	(734,649)	—
Accrued liabilities	—	55,827	104,953	60,129	(2,450)	218,459

Total current liabilities	—	65,544	988,689	217,302	(790,099)	481,436
Long-term debt, excluding current portion	—	611,486	18,237	87,470	(84,924)	632,269
Other noncurrent liabilities	—	23,874	67,388	24,252	—	115,514
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	—	700,904	1,074,314	329,024	(875,023)	1,229,219
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	365,378	365,378	—	—	(365,378)	365,378
Retained earnings	83,820	83,820	33,701	21,565	(139,086)	83,820
Accumulated other comprehensive income	41,035	41,035	591	49,474	(91,100)	41,035

Total stockholder’s equity	490,233	490,233	34,294	146,039	(670,566)	490,233

Total liabilities and stockholder’s equity	$490,233	$1,191,137	$1,108,608	$475,063	$(1,545,589)	$1,719,452

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-Transaction Statements of Earnings

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 26, 2002	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$—	$7,424,467	$1,716,590	$(664,849)	$8,476,208
Cost of goods sold	—	—	7,180,786	1,665,594	(671,909)	8,174,471

Gross profit	—	—	243,681	50,996	7,060	301,737
Selling, general and administrative	—	—	100,401	7,873	—	108,274
Corporate allocations	—	—	51,395	24,115	—	75,510

	—	—	151,796	31,988	—	183,784
Income before income taxes	—	—	91,885	19,008	7,060	117,953
Income tax expense	—	—	34,056	5,722	2,630	42,408

Income before equity in earnings of unconsolidated subsidiaries	—	—	57,829	13,286	4,430	75,545
Equity in earnings of unconsolidated subsidiaries	—	—	4,512	—	(4,512)	—

Net income	$—	$—	$62,341	$13,286	$(82)	$75,545

	Pre-Transaction Statements of Earnings

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
115 Days Ended September 18, 2002	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$—	$2,290,060	$587,822	$(185,432)	$2,692,450
Cost of goods sold	—	—	2,205,612	589,239	(185,432)	2,609,419

Gross profit	—	—	84,448	(1,417)	—	83,031
Selling, general and administrative	—	—	33,567	3,333	—	36,900
Corporate allocations	—	—	14,066	4,047	—	18,113

	—	—	47,633	7,380	—	55,013
Income (loss) before income taxes	—	—	36,815	(8,797)	—	28,018
Income tax expense (benefit)	—	—	13,717	(4,115)	—	9,602

Income before equity in earnings of unconsolidated subsidiaries	—	—	23,098	(4,682)	—	18,416
Equity in earnings of unconsolidated subsidiaries	—	—	(13,494)	—	13,494	—

Net income (loss)	$—	$—	$9,604	$(4,682)	$13,494	$18,416

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Statements of Earnings

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
249 Days Ended May 25, 2003	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$31	$4,948,558	$804,249	$(13,670)	$5,739,168
Cost of goods sold	—	—	4,820,319	766,422	(13,670)	5,573,071

Gross profit	—	31	128,239	37,827	—	166,097
Selling, general and administrative	—	148	75,676	11,959	—	87,783
Gain on business interruption recovery	—	(21,230)	—	—	—	(21,230)
Translation (gains) losses	—	1	174	(9,201)	—	(9,026)
Interest expense (income)	—	(8,793)	45,980	11,405	—	48,592

	—	(29,874)	121,830	14,163	—	106,119
Income before income taxes	—	29,905	6,409	23,664	—	59,978
Income tax expense	—	10,317	2,211	8,164	—	20,692

Income before equity in earnings of unconsolidated subsidiaries	—	19,588	4,198	15,500	—	39,286
Equity in earnings of unconsolidated subsidiaries	39,286	19,698	—	—	(58,984)	—

Net income	$39,286	$39,286	$4,198	$15,500	$(58,984)	$39,286

	Post-Transaction Statements of Earnings

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 30, 2004	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$—	$8,307,735	$1,571,724	$—	$9,879,459
Cost of goods sold	—	—	8,082,302	1,520,664	—	9,602,966

Gross profit	—	—	225,433	51,060	—	276,493
Selling, general and administrative	—	—	112,782	21,327	—	134,109
Gain on business interruption recovery	—	—	—	—	—	—
Translation (gains) losses	—	—	(152)	972	—	820
Interest expense (income)	—	(13,806)	67,283	20,096	—	73,573

	—	(13,806)	179,913	42,395	—	208,502
Income before income taxes	—	13,806	45,520	8,665	—	67,991
Income tax expense	—	4,840	16,017	2,600	—	23,457

Income before equity in earnings of unconsolidated subsidiaries	—	8,966	29,503	6,065	—	44,534
Equity in earnings of unconsolidated subsidiaries	44,534	35,568	—	—	(80,102)	—

Net income	$44,534	$44,534	$29,503	$6,065	$(80,102)	$44,534

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-Transaction Statements of Cash Flows

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 26, 2002	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net cash flows provided by operating activities	$—	$—	$172,533	$90,980	$7,357	$270,870

Cash flows from investing activities
Additions to property, plant and equipment	—	—	(43,247)	(13,280)	—	(56,527)
Notes receivable and other items	—	—	5,150	(9,496)	38,651	34,305

Net cash flows used in investing activities	—	—	(38,097)	(22,776)	38,651	(22,222)

Cash flows from financing activities
Payments of long-term debt	—	—	(4,100)	(196)	—	(4,296)
Net investments and advances/(distributions)	—	—	(130,336)	(69,972)	(46,008)	(246,316)

Net cash flows used in financing activities	—	—	(134,436)	(70,168)	(46,008)	(250,612)

Net change in cash and cash equivalents	—	—	—	(1,964)	—	(1,964)

Cash and cash equivalents, beginning of period	—	—	—	10,607	—	10,607

Cash and cash equivalents, end of period	$—	$—	$—	$8,643	$—	$8,643

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-Transaction Statements of Cash Flows

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
115 Days Ended September 18, 2002	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net cash flows provided by (used in) operating activities	$—	$—	$(657)	$(4,075)	$7,060	$2,328

Cash flows from investing activities
Net additions to property, plant and equipment	—	—	(7,860)	(982)	—	(8,842)
Notes receivable and other items	—	—	—	1,348	—	1,348

Net cash flows provided by (used in) investing activities	—	—	(7,860)	366	—	(7,494)

Cash flows from financing activities
Proceeds from debt issuance	—	—	—	261,890	—	261,890
Payments of long-term debt	—	—	(5,000)	(8,123)	—	(13,123)
Net investments and advances/(distributions)	—	—	13,517	(246,021)	(7,060)	(239,564)

Net cash flows provided by financing activities	—	—	8,517	7,746	(7,060)	9,203

Net change in cash and cash equivalents	—	—	—	4,037	—	4,037

Cash and cash equivalents, beginning of period	—	—	—	8,643	—	8,643

Cash and cash equivalents, end of period	$—	$—	$—	$12,680	$—	$12,680

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Statements of Cash Flows

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
249 Days Ended May 25, 2003	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net cash flows provided by operating activities	$—	$17,152	$38,791	$46,957	$—	$102,900

Cash flows from investing activities
Additions to property, plant and equipment	—	—	(36,238)	(7,679)	—	(43,917)
Proceeds from sales of property, plant and equipment	—	—	—	340	—	340
Purchase of acquired businesses, net of cash acquired	—	(644,645)	—	(223,855)	75,000	(793,500)
Notes receivable and other items	—	—	(2,300)	—	—	(2,300)

Net cash flows used in investing activities	—	(644,645)	(38,538)	(231,194)	75,000	(839,377)

Cash flows from financing activities
Proceeds from debt issuance	—	486,061	—	184,924	—	670,985
Payments of long-term debt	—	(1,000)	(745)	(70,000)	—	(71,745)
Change in bank overdraft balances	—	—	32,594	10,680	—	43,274
Issuance of common stock	—	160,000	—	75,000	(75,000)	160,000
Debt issuance costs	—	(30,000)	—	(7,000)	—	(37,000)
Net intercompany advances/(distributions)	—	66,127	(55,921)	(10,206)	—	—

Net cash flows provided by (used in) financing activities	—	681,188	(24,072)	183,398	(75,000)	765,514

Effect of exchange rates on cash	—	—	—	1,280	—	1,280

Net change in cash and cash equivalents	—	53,695	(23,819)	441	—	30,317

Cash and cash equivalents, beginning of period	—	—	28,251	6,371	—	34,622

Cash and cash equivalents, end of period	$—	$53,695	$4,432	$6,812	$—	$64,939

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Statements of Cash Flows

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 30, 2004	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net cash flows provided by operating activities	$—	$29,985	$63,308	$(14,122)	$—	$79,171

Cash flows from investing activities
Additions to property, plant and equipment	—	—	(44,473)	(17,585)	—	(62,058)
Proceeds from sales of property, plant and equipment	—	405	1,517	308	—	2,230
Notes receivable and other items	—	(22,830)	—	—	23,000	170

Net cash flows used in investing activities	—	(22,425)	(42,956)	(17,277)	23,000	(59,658)

Cash flows from financing activities
Proceeds from debt issuance	—	12,365	—	45,871	(45,871)	12,365
Payments of long-term debt	—	(2,288)	(2,189)	(22,961)	22,871	(4,567)
Change in bank overdraft balances	—	(9,341)	10,341	6,443	—	7,443
Net intercompany advances/(distributions)	—	25,399	(30,495)	5,096	—	—

Net cash flows provided by (used in) financing activities	—	26,135	(22,343)	34,449	(23,000)	15,241

Effect of exchange rates on cash	—	—	—	562	—	562

Net change in cash and cash equivalents	—	33,695	(1,991)	3,612	—	35,316

Cash and cash equivalents, beginning of period	—	53,695	4,432	6,812	—	64,939

Cash and cash equivalents, end of period	$—	$87,390	$2,441	$10,424	$—	$100,255

NOTE 13.	BUSINESS INTERRUPTION RECOVERY

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

      Prior to May 25, 2003, ConAgra Foods reached final settlement related to its business interruption and physical property loss insurance claim related to the Garden City fire. Subsequent to May 25, 2003, Swift Foods Company received $18.8 million from ConAgra Foods as its share of the related settlement, representing Swift Operating’s business interruption claims related to the fire, net of tax, costs and expenses. Swift Operating, Swift Foods Company and ConAgra Foods agreed that any insurance proceeds received by ConAgra Foods from the business interruption claim relating to Swift Beef net of tax, costs and expenses

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be contributed by ConAgra Foods to Swift Foods Company. Since the cash has been retained by Swift Foods Company, Swift Operating has reflected the impact of this payment as a reduction to additional paid-in capital in its May 25, 2003 balance sheet. The original estimated insurance recovery of $8.9 million ($5.6 million net of tax) was recorded as part of the purchase price allocation in accordance with SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The excess of the settlement received and the estimated amount included in the purchase price allocation has been recorded as a $13.2 million net of tax gain in the statement of earnings.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement, dated as of May 20, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.2	First Amendment to Acquisition Documents, dated as of July 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.3	Second Amendment to Acquisition Agreement, dated as of September 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 25, 2003)
3.2	Bylaws of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 25, 2003)
4.1	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.2	Form of Global Note for the 10 1/8% Senior Notes due 2009 of Swift & Company (contained as an exhibit to Exhibit 4.1 hereto)
4.3	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.4	Form of Global Note for the 12 1/2% Senior Subordinated Notes due 2010 of Swift & Company (contained as an exhibit to Exhibit 4.3 hereto)
4.5	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.6	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.7	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

4.8		Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.10 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.9		Third Supplemental Indenture, dated as of March 26, 2003, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Swift & Bros. Co., Inc., Monfort Food Distribution Company, Swift & Company International Sales Corporation, Monfort, Inc., S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.1		Credit Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 3, Inc., the Lenders (as defined therein), the Issuers (as defined therein), Citicorp USA, Inc., JPMorgan Chase Bank, Citisecurities Limited, General Electric Capital Corporation, U.S. Bank National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International,” New York Branch (incorporated by reference to Exhibit 10.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.2		Pledge and Security Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.41 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.3		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, Burcher Pty. Limited, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., and Citicorp USA, Inc. (incorporated by reference to Exhibit 10.42 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.4		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.43 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
+10	.5	Preferred Supplier Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.6		Tax Sharing Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Cattle Holdco, Inc., and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
+10	.7	Live Cattle Supply Agreement, dated as of September 19, 2002, by and between Swift Beef Company and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.6 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

10.8		Monitoring and Oversight Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.9		Financial Advisory Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
+10	.10	By-Products Marketing Agreement, dated as of October 8, 2003, by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)
*10	.11	Amendment dated May 27, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and between ConAgra Trade Group, Inc. and Swift & Company
+10	.12	By-Products Marketing Agreement, dated as of October 8, 2003, by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty Limited. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)
*10	.13	Amendment dated July 6, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty Limited.
10.14		Patent License Agreement, dated as of September 19, 2002, by and between Swift Brands Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.15		Indemnification and Release Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., Swift & Company, S&C Australia Holdco Pty. Ltd., Swift Cattle Holdco, Inc., Swift Brands Company, Swift Beef Company, Swift Pork Company, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., Monfort Finance Company, Inc., Burcher Pty. Limited, Monfort, Inc., Australia Meat Holdings Pty. Limited, Miller Bros. Co., Inc., Monfort Food Distribution Company, and Monfort International Sales Corp. (incorporated by reference to Exhibit 10.14 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.16		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P. and Swift & Company (incorporated by reference to Exhibit 10.15 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.17		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P., Swift & Company, S&C Australia Holdco Pty. Ltd. and Australia Meat Holdings Pty. Limited (incorporated by reference to Exhibit 10.16 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.18		Contribution Agreement, dated as of September 19, 2002, by and among Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Swift & Company (incorporated by reference to Exhibit 10.17 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.19		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Joe Colonnetta (incorporated by reference to Exhibit 10.18 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

10.20		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and George N. Gillett, Jr. (incorporated by reference to Exhibit 10.19 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.21		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Thomas O. Hicks (incorporated by reference to Exhibit 10.20 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.22		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Thomas L. Manuel (incorporated by reference to Exhibit 10.21 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.23		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and John R. Muse (incorporated by reference to Exhibit 10.22 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.24		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and John N. Simons (incorporated by reference to Exhibit 10.23 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.25		Indemnification Agreement, dated September 19, 2002, by and between Swift & Company and Michael D. Walter (incorporated by reference to Exhibit 10.24 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.26		Indemnification Agreement, dated April 4, 2003, by and between Swift & Company and Gregg L. Engles (incorporated by reference to Exhibit 10.45 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.27		Indemnification Agreement, dated April 4, 2003, by and between Swift & Company and Michael D. Kelly (incorporated by reference to Exhibit 10.46 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.28	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.25 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.29	First Amendment to Simons Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.26 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.30	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.27 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.31	First Amendment to Herron Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.28 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.32	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.29 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.33	First Amendment to Henley Executive Employment Agreement dated July 12, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.30 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.34	Severance Agreement, dated July 29, 2002, by and between Swift & Company and Marshall Ernst (incorporated by reference to Exhibit 10.38 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

**10	.35	Severance Agreement, dated July 29, 2002, by and between Swift & Company and John Shandley (incorporated by reference to Exhibit 10.39 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.36	Severance Agreement, dated March 12, 2003, by and between Swift & Company and Donald F. Wiseman (incorporated by reference to Exhibit 10.48 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.37	Swift Foods Company 2002 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.38	Swift Foods Company Stock Purchase Plan (incorporated by reference to Exhibit 10.49 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.39		Indemnity Side Letter Agreement, dated September 3, 2002, by and between ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
*12	.1	Ratio of Earnings to Fixed Charges
*12	.2	Pro Forma Computation of Ratio of Earnings to Fixed Charges
21.1		Subsidiaries of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 25, 2003)
*31	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Indicates that exhibit is a management contract or compensatory plan or arrangement

+	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 406 of the Securities Act of 1933, as amended.