Form 10-Q
period 2004-08-29
S&C HOLDCO 3 INC
filed 2004-10-13
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

     There is no market for the Registrant’s common stock. As of October 1, 2004, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM 10-Q
August 29, 2004

		Page
		No.
	PART I. Financial Information

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	32

	PART II. Other Information

Item 1.	Legal Proceedings	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	33

	Signatures	34
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 30, 2004	August 29, 2004
ASSETS
Current assets:
Cash and cash equivalents	$100,255	$139,980
Trade accounts receivable, net	329,944	344,414
Accounts receivable from related parties (Note 4)	33,466	28,105
Inventories	480,679	516,304
Other current assets	41,443	20,977

Total current assets	985,787	1,049,780
Property, plant and equipment, net	601,915	586,894
Goodwill	37,117	36,730
Other intangibles, net	32,398	30,974
Other assets	34,678	33,188

Total assets	$1,691,895	$1,737,566

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4,239	$3,935
Accounts payable	246,888	232,047
Accounts payable to related parties (Note 4)	11,850	19,627
Accrued liabilities	190,902	224,849
Dividend payable (Note 4)	—	121,442

Total current liabilities	453,879	601,900
Long-term debt, excluding current portion	632,269	631,938
Other non-current liabilities	115,514	114,623

Total liabilities	1,201,662	1,348,461
Commitments and contingencies (Notes 3 and 5)
Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 30, 2004 and August 29, 2004	—	—
Additional paid-in capital	365,378	351,873
Retained earnings	83,820	—
Accumulated other comprehensive income	41,035	37,232

Total stockholder’s equity	490,233	389,105

Total liabilities and stockholder’s equity	$1,691,895	$1,737,566

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 24, 2003	August 29, 2004
Net sales (Note 4)	$2,480,391	$2,628,925
Cost of goods sold (Note 4)	2,373,812	2,541,954

Gross profit	106,579	86,971

Selling, general and administrative	31,531	34,546
Translation losses (gains)	547	(54)
Interest expense	20,728	15,265

Total expenses	52,806	49,757

Income before income taxes	53,773	37,214
Income tax expense	19,078	13,397

Net income	$34,695	$23,817

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 24, 2003	August 29, 2004
Cash flows from operating activities:
Net income	$34,695	$23,817
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	19,231	19,731
Amortization of intangibles, debt issuance costs and accretion of bond discount	3,660	3,674
Stock-based compensation	527	300
Other noncash items	217	(204)
Change in assets and liabilities	(6,074)	20,242

Net cash flows provided by operating activities	52,256	67,560

Cash flows from investing activities:
Net additions to property, plant and equipment	(22,723)	(7,786)
Proceeds from sales of property, plant and equipment	1,448	220
Notes receivable and other items	—	70

Net cash flows used in investing activities	(21,275)	(7,496)

Cash flows from financing activities:
Proceeds from debt issuance	12,365	—
Payments of long-term debt	(1,065)	(1,211)
Change in overdraft balances	3,434	(19,918)

Net cash flows provided by (used in) financing activities	14,734	(21,129)

Effect of exchange rates on cash	(115)	790
Net change in cash and cash equivalents	45,600	39,725

Cash and cash equivalents, beginning of period	64,939	100,255

Cash and cash equivalents, end of period	$110,539	$139,980

Non-cash investing and financing activities:
Capital lease	$382	$—

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     S&C Holdco 3, Inc. (“Swift Holdings”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of Swift & Company (“Swift Operating”). The operations of Swift Operating and its subsidiaries constitute the operations of Swift Holdings under accounting principles generally accepted in the United States of America.

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

     These statements should be read in conjunction with the audited consolidated financial statements and related notes, which are included in the Swift Holdings Annual Report on Form 10-K. The interim consolidated financial information furnished herein is unaudited and reflects all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

     On September 19, 2002, HMTF Rawhide, L.P. (the “Purchaser”) acquired a 54% interest in the United States beef, pork and lamb processing business and the Australian beef business of ConAgra Foods Inc. (the “Transaction”) excluding (i) ConAgra Beef Company’s cattle feeding operations (the “domestic cattle feeding operations”) and (ii) Weld Insurance Company, Inc., Monfort Finance Company, Inc., and Monfort Construction Company. Subsequent to the Transaction, the Purchaser owned approximately 54% of Swift Foods Company (“Swift Foods”), ConAgra Foods owned approximately 45%, and management of Swift Foods owned approximately 1%. Swift Foods owns 100% of the outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the outstanding common stock of Swift Holdings, which in turn owns 100% of the outstanding common stock of Swift Operating. In a related transaction, a subsidiary of Swift Foods also acquired the domestic cattle feeding operations, which are not part of the business of Swift Holdings and its subsidiaries.

     On July 30, 2004, an affiliate of the Purchaser gave notice of its exercise of the right to purchase all of the common stock of Swift Foods held by ConAgra Foods and its affiliates and purchased such stock on September 23, 2004. The purchase price for the shares was approximately $200 million including fees and direct costs of the transaction and was funded by a credit facility obtained by a subsidiary of the Purchaser. The stock transaction is within the scope of Statement of Financial Accounting Standard (SFAS) 141, Business Combinations, which will result in a new basis of accounting in accordance with Emerging Issues Task Force (EITF) 88-16, Basis In leveraged Buyout Transactions. In accordance with that guidance, Swift Holding’s assets and liabilities will be adjusted to estimated fair value as of September 23, 2004, to the extent of the approximate 45% interest acquired. The estimated fair value of the assets and liabilities has not yet been determined, but it is anticipated that Swift Holding’s future results of operations will reflect increased depreciation and amortization charges.

     The results of operations for any quarter or a partial fiscal year period or for the periods presented are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) was issued. The Interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a variable interest entity, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the Interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003 and will become applicable for Swift Holdings in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. Swift Holdings believes it is reasonably possible that the domestic cattle feeding operations with which Swift Beef has a transitional live cattle supply agreement (see Note 4) could be deemed a variable interest entity under the recently revised rules. As discussed in Note 4, Swift Beef acquires substantially all of the live cattle production of the domestic cattle feeding operation. This business has total assets of approximately $350 million, of which approximately $300 million represents inventory, primarily cattle, and has historically generated net income of less than $1.0 million. Until September 24, 2004, these activities were financed with a term loan and revolving credit agreements between the domestic cattle feeding operations and ConAgra Foods.

On September 24, 2004 the common stock of Monfort Finance Company, Inc. (“Monfort”), the entity owning the domestic cattle feeding operations was tendered to ConAgra Foods in full settlement of, and release from, all outstanding liabilities under the term loan and revolving credit agreements, and the domestic cattle feeding operations ceased to be assets of Swift Foods. The settlement included an agreement to: 1) continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots are finished and delivered to Swift Beef’s processing facilities or December 31, 2004, whichever is earlier and 2) provide for the continuation of certain administrative and information technology services through December 31, 2004 to enable the domestic cattle feeding operations (which currently occupy a portion of Swift Operating’s Greeley, Colorado corporate headquarters) to transition itself to ConAgra Foods’ computer and other support systems. Swift Beef believes that sufficient supplies of cattle at market prices exist to meet its needs in 2005 and beyond.

Inventories

     The components of inventories, net of reserves, are as follows (in thousands):

	May 30, 2004	August 29, 2004
Livestock	$79,226	$82,405
Product inventories:
Work in progress	45,158	49,581
Finished goods	328,316	358,000
Supplies	27,979	26,318

	$480,679	$516,304

Property, Plant and Equipment

     Property, plant and equipment are comprised of the following (in thousands):

	May 30, 2004	August 29, 2004
Land	$11,419	$11,188
Buildings, machinery and equipment	617,550	616,973
Property and equipment under capital lease	26,449	26,352
Furniture, fixtures, office equipment and other	49,225	49,237
Construction in progress	21,848	26,753

	726,491	730,503
Less accumulated depreciation	(124,576)	(143,609)

	$601,915	$586,894

Goodwill and Other Intangible Assets

     Following is a rollforward of goodwill by segment for the thirteen weeks ended August 29, 2004 (in thousands):

	May 30, 2004	Adjustments	Translation Gains/(Losses)	August 29, 2004
Swift Beef	$1,028	$—	$—	$1,028
Swift Pork	12,681	—	—	12,681
Swift Australia	23,408	—	(387)	23,021

Total	$37,117	$—	$(387)	$36,730

     Other identifiable intangible assets as of May 30, 2004 and August 29, 2004 are as follows (in thousands):

	May 30, 2004			August 29, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Patents	$3,782	$(696)	$3,086	$3,782	$(799)	$2,983
Preferred Supplier Agreement	28,202	(5,431)	22,771	28,202	(6,501)	21,701
Live Cattle Supply Agreement	1,482	(1,195)	287	1,482	(1,430)	52
Water Right Agreements	6,320	(66)	6,254	6,320	(82)	6,238

Total amortizing intangibles	$39,786	$(7,388)	$32,398	$39,786	$(8,812)	$30,974

     For the thirteen weeks ended August 24, 2003 and August 29, 2004, Swift Operating recognized $1.4 million and $1.4 million of amortization expense, respectively.

     Based on amortizing assets recognized in Swift Operating’s balance sheet as of August 29, 2004, amortization expense for each of the next five fiscal years is estimated as follows (in thousands):

2005 (remaining)	$3,618
2006	4,755
2007	4,755
2008	4,755
2009	4,847

Overdraft Balances

     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statements of cash flows. As of May 30, 2004 and August 29, 2004, bank overdrafts included in trade accounts payable were $127.4 million and $107.5 million, respectively. As of May 30, 2004 and August 29, 2004 Swift Holdings had zero borrowings on its revolving line of credit and these checks were funded with normal operating cash flows.

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

Comprehensive Income

     The components of comprehensive income for the periods indicated below are as follows (in thousands):

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 24, 2003	August 29, 2004
Net income	$34,695	$23,817
Other comprehensive income
Derivative adjustment, net of tax	(2,655)	(211)
Foreign currency translation adjustment, net of tax	(2,583)	(3,592)

Total comprehensive income	$29,457	$20,014

     The above derivative adjustments are net of tax of ($1.4) million and ($0.1) million for the thirteen weeks ended August 24, 2003 and August 29, 2004, respectively. The above foreign currency translation adjustments are net of tax of $0.2 million and $0.3 million for the thirteen weeks ended August 24, 2003 and August 29, 2004, respectively.

Stock-Based Compensation

     Swift Operating accounts for the Swift Foods stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost related to stock options is reflected in net income, as all options granted have an exercise price equal to or above the market value of the underlying common stock of Swift Foods on the date of grant. If Swift Operating had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense, net of income tax, of approximately $17 thousand and $78 thousand would have been recorded for the thirteen weeks ended August 24, 2003 and August 29, 2004, respectively.

     Had compensation expense been recorded in accordance with SFAS No. 123, net income would have been as follows (in thousands):

	Thirteen Weeks Ended
	August 24, 2003	August 29, 2004
Net income:
As reported	$34,695	$23,817
Pro forma	$34,678	$23,739

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

     The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 30, 2004 and August 29, 2004, the fair value of derivatives recognized within other current assets was $21.1 million and $6.4 million, respectively. The fair value of derivatives recognized within accrued liabilities was $8.0 million and $2.4 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the thirteen weeks ended August 24, 2003, and August 29, 2004 Swift Operating recognized, in interest expense, a decrease in fair value of $3.3 million and an increase in fair value of $2.2 million, respectively, related to the swap. At May 30, 2004 and August 29, 2004, the fair value of the interest rate swap recognized within accrued liabilities was $2.9 million and $0.7 million, respectively.

     During the second quarter ended November 23, 2003, Swift Operating began a policy of entering into forward contracts to hedge its exposure to gains and losses related to the currency impacts of intercompany borrowings with its Australian subsidiary. Changes in the fair value of these contracts are recorded in the statements of earnings as an offset to translation gains or losses on intercompany borrowings.

     As of May 30, 2004 and August 29, 2004, the net deferred amount of derivative gains and losses recognized in accumulated other comprehensive income was a $0.2 million net of tax gain and a $35 thousand net of tax gain, respectively. Swift Operating anticipates losses of $35 thousand, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

     Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond its control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of August 29, 2004, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through August 2005. As of August 29, 2004, Swift Operating had derivative positions in place covering approximately less than 1% and 41% of its anticipated need for livestock and natural gas, respectively.

NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS

     The major components of debt are as follows (in thousands):

	May 30,	August 29,
	2004	2004
Short-term debt :
Revolving credit facility	$—	$—
Current portion of long-term debt (term loan)	2,000	2,000
Current portion of installment notes payable	1,014	689
Current portion of capital lease obligations	1,225	1,246

Current portion of long-term debt	4,239	3,935

Long-term debt:
Term loan facility, net of current portion	195,000	194,500
Senior notes, net of unamortized discount	254,767	255,389
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	11,719	11,629
Long-term capital lease obligations	20,783	20,420

Long-term debt, less current portion	632,269	631,938

Total debt	$636,508	$635,873

     As of August 29, 2004, Swift Operating had approximately $196.5 million of secured debt outstanding, approximately $27.1 million of outstanding letters of credit, and approximately $273.1 million of availability under its revolving credit facility. The remaining $49.8 million under the revolving credit facility was not immediately available for borrowings due to borrowing base limitations.

     A summary of the components of interest expense is presented below (in thousands):

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 24, 2003	August 29, 2004
Interest on:
Revolving credit facility	$1,155	$1,239
Term loan facility (approximately 4.5% and 4.6%)	2,237	2,294
Senior notes (10.125% rate)	6,868	6,747
Senior subordinated notes (12.50% rate)	4,662	4,662
Capital lease interest	452	460
Other miscellaneous interest charges	60	140
Interest rate swap	3,134	(2,442)
Amortization of deferred financing costs	1,584	1,615
Amortization of original issue discount	624	622
Less: Capitalized interest	(48)	(72)

Total interest expense	$20,728	$15,265

     Financial Covenants - Swift Operating’s senior credit facilities contain financial covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.

     On September 13, 2004, Swift Operating amended the agreement for its senior credit facilities. This amendment resulted in a change to the interest rates of the revolving loan and term loan borrowings. The terms reduce the interest rate by 0.75%.

NOTE 4. RELATED PARTY TRANSACTIONS

     Purchases and Sales with ConAgra Foods — In connection with the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods. Net sales to these parties, which are included in net sales in the statements of earnings, were $176.0 million and $193.0 million for the thirteen weeks ended August 24, 2003 and August 29, 2004, respectively. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in the statements of earnings, were $269.6 million and $173.3 million for the thirteen weeks ended August 24, 2003 and August 29, 2004, respectively. These amounts include purchases made under the Cattle

Supply Agreement referred to below. Within Swift Operating’s May 30, 2004 and August 29, 2004 balance sheets are balances due to ConAgra Foods affiliates of $11.9 million and $19.6 million, respectively, and balances due from ConAgra Foods affiliates of $33.5 million and $28.1 million, respectively. These balances include any payable or receivable related to the Cattle Supply Agreement and the By-Products Marketing Agreement.

     Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly. Selling, general and administrative expenses for the thirteen weeks ended August 24, 2003 and August 29, 2004 include $0.6 million and $0.7 million, respectively, related to this agreement.

     Transition Services Agreement — At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into a one-year transition services agreement (“Transition Services Agreement”) with ConAgra Foods pursuant to which, among other things, ConAgra Foods provided certain transition services, including information technology, accounting, risk management, market research and product brokerage services, to Swift Operating and Swift Operating provided certain transition services, including information technology, purchasing and human resources services to ConAgra Foods. The parties agreed, during the term, to use their commercially reasonable efforts to locate third party service providers to replace the services provided under the Transition Services Agreement. Such amounts, if paid, are included in cost of goods sold and selling, general and administrative expenses in the accompanying statements of earnings. Payments received from ConAgra Foods for services Swift Operating provided under this agreement for the thirteen weeks ended August 24, 2003 were $0.1 million. For this same period, Swift Operating paid $1.0 million to ConAgra Foods for services provided to it under this agreement. This agreement terminated on September 20, 2003 and no further payments have been made in the thirteen weeks ended August 29, 2004. The balance sheets at May 30, 2004 and August 29, 2004 includes a receivable from ConAgra Foods of $0.3 million, respectively.

     Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and Monfort, the entity that operates the domestic cattle feeding operations, entered into a live cattle supply agreement (“Cattle Supply Agreement”) pursuant to which Swift Beef agreed to purchase all of the cattle produced by the domestic cattle feeding operations from such entity for processing at facilities owned by Swift Beef. The Cattle Supply Agreement terminated on September 19, 2004, the maturity date of the term loan and revolving credit facility between the domestic cattle feeding operations and ConAgra Foods. For the thirteen weeks ended August 24, 2003 and August 29, 2004, Swift Beef paid $258.8 million and $167.5 million, respectively, under this agreement, which amount is included in cost of goods sold in the statements of earnings.

     On September 24, 2004 the common stock of Monfort was tendered to ConAgra Foods in full settlement of, and release from, all outstanding obligations under the credit facility. The settlement included an agreement to continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots are finished and delivered to Swift Beef’s processing facilities or December 31, 2004, whichever is earlier. Swift Beef believes that sufficient supplies of cattle at market prices exist to meet its needs in 2005 and beyond.

     By-Products Marketing Agreement — On October 8, 2003, Swift Operating entered into a by-products marketing agreement (the “Marketing Agreement”) with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating sells to CTG certain by-products resulting from its processing of cattle and hogs in its US operations at prices in accordance with the agreement. The term of the agreement commenced May 26, 2003 and has been amended to extend the termination date to May 31, 2009. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased based on a sliding scale. The May 30, 2004 and August 29, 2004 balance sheets included approximately $1.4 million and $0.5 million in receivables from CTG, respectively. The consolidated statement of earnings for the thirteen weeks ended August 24, 2003 and August 29, 2004 include $0.4 million and $0.7 million, respectively, of income related to this agreement.

     On October 8, 2003, Swift Operating entered into a separate agreement for by-products marketing of its Australian operations with CTG pursuant to which Swift Operating sells certain by-products resulting from its processing of cattle at prices in accordance with the agreement. In addition, Swift Operating received the right to continue utilizing the existing business name “CTG Rendered Products” for by-products in Australia and New Zealand. The term of the agreement commenced May 26, 2003 and has been amended to extend the termination date to May 31, 2009. Swift Australia had approximately $0.6 million and $0.3 million on its balance sheet payable to CTG at May 30, 2004 and August 29, 2004, respectively. The consolidated statement of earnings for the thirteen weeks ended August 24, 2003 and August 29, 2004 include $0.1 million and $0.3 million, respectively, of expense related to this agreement.

     Dividend Payable — During the first quarter of fiscal 2005, the Board of Directors declared a cash dividend of $121.4 million, payable to Swift Foods. In the August 29, 2004 balance sheet this dividend has been reflected as a payable, a reduction of retained earnings of $107.6 million, and a reduction in additional paid in capital of $13.8 million. The dividend was paid on September 13, 2004.

     Indemnity Side Letter — In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction, and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. The May 30, 2004 and August 29, 2004 balance sheets include a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represents additional claims from customers seeking reimbursement for recall related costs.

NOTE 5. LEGAL PROCEEDINGS

     On May 10, 2002, a lawsuit was filed against ConAgra Foods and ConAgra Beef Company (which was renamed Swift Beef Company) in the United States District Court for the District of Nebraska seeking certification of a class of all persons who have sold fed cattle to ConAgra Foods for cash, or on a basis affected by the cash price for fed cattle, during the period in which claims may be maintained pursuant to the applicable statute of limitations. The case was originally filed by two named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate exceeds 15,000. The complaint alleges that ConAgra Foods, in violation of the Packers and Stockyards Act of 1921, has used its market power and alleged use of captive supplies of fed cattle to reduce the prices paid to cattle producers in the cash market. The plaintiffs seek declaratory relief, unspecified compensatory damages, attorneys’ fees and expenses, and injunctive relief. On December 4, 2002, the complaint was amended to substitute two corporate entities for one of the individual plaintiffs. On December 16, 2002, the plaintiffs moved for class certification. ConAgra Foods has answered the amended complaint and filed a brief in opposition to the plaintiff’s motion for class certification. The court has not ruled on plaintiffs’ motion for class certification. On April 21, 2004, the court stayed all proceedings in this case pending the outcome of an appeal in a separate case, in which neither ConAgra Foods nor Swift Operating is a party, that is pending in the United States Court of Appeals for the Eleventh Circuit. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the entities and operations acquired in the Transaction (the “Acquired Business”), Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities. Swift Operating believes that the defendants have acted properly and lawfully in their dealings with cattle producers. Management is currently unable to determine the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.

     On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was renamed Swift Beef Company), Tyson Foods, Inc., Excel Company and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek unspecified damages, or alternatively, restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. On June 4, 2004, the court granted plaintiffs’ motion for class certification. By an order dated July 7, 2004, the United States Court of Appeals for the Eighth Circuit declined to accept an interlocutory appeal of the order granting class certification. The court has set a schedule for further proceedings in the case. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities to the extent such damages together with any other indemnifiable claims under the acquisition agreement entered into to effect the Transaction exceed a minimum threshold of $7.5 million. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.

     Swift Operating is also a party to a number of other lawsuits and claims arising out of the operation of its businesses. Management believes the ultimate resolution of such matters should not have a material adverse effect on Swift Operating’s financial condition, results of operations or liquidity.

NOTE 6. BUSINESS SEGMENTS

     Swift Operating is organized into three reportable segments, Swift Beef, Swift Pork and Swift Australia. Segment operating performance is evaluated by the Chief Operating Decision Maker (“CODM”) based on Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Certain reclassifications have been made to the prior periods’ reporting segment presentation to conform to the way in which the CODM currently views Swift Operating in evaluating the financial performance of its operating segments.

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

     Corporate and Other — This line item includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process.

     The following table presents segment results for the thirteen weeks ended August 24, 2003 and August 29, 2004 (in thousands):

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 24, 2003	August 29, 2004
Net sales
Swift Beef	$1,617,190	$1,471,085
Swift Pork	446,195	600,226
Swift Australia	423,860	566,646
Corporate and Other	(6,854)	(9,032)

Total	$2,480,391	$2,628,925

Depreciation and amortization
Swift Beef	$12,327	$12,242
Swift Pork	4,473	4,684
Swift Australia	3,876	4,197
Corporate and Other	19	13

Total	$20,695	$21,136

EBITDA
Swift Beef	$74,082	$(14,295)
Swift Pork	19,196	43,899
Swift Australia	1,873	43,980
Corporate and Other	45	31

Total	95,196	73,615

Interest expense	(20,728)	(15,265)
Depreciation and amortization	(20,695)	(21,136)

Total income before income taxes	$53,773	$37,214

     Total assets by segment are as follows (in thousands):

	May 30, 2004	August 29, 2004
Total assets
Swift Beef	$772,237	$806,094
Swift Pork	281,074	275,478
Swift Australia	527,441	544,526
Corporate, Other and Eliminations	111,143	111,468

Total	$1,691,895	$1,737,566

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

     The following condensed financial statements set forth Swift Operating’s balance sheets as of May 30, 2004 and August 29, 2004 and Swift Operating’s statements of earnings and cash flows for the thirteen weeks ended August 24, 2003 and August 29, 2004. Effective with the date of the Transaction, the senior notes and the senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information is presented under the following column headings: Parent Guarantor, Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors. “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of Swift Operating, which include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its

subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.

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

     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction, for the thirteen weeks ended August 24, 2003 and August 29, 2004, amounts of $3.1 million and $3.3 million, respectively, were reflected as interest expense of the Subsidiary Non-Guarantors and interest income of Swift Operating in the accompanying statements of earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MAY 30, 2004
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$87,390	$2,441	$10,424	$—	$100,255
Accounts receivables, net	—	55,692	257,805	105,363	(55,450)	363,410
Inventories	—	—	331,168	149,511	—	480,679
Other current assets	—	2,678	30,018	8,747	—	41,443

Total current assets	—	145,760	621,432	274,045	(55,450)	985,787
Property, plant and equipment, net	—	—	435,470	166,445	—	601,915
Intercompany receivable	—	732,670	—	1,979	(734,649)	—
Goodwill	—	—	13,709	23,408	—	37,117
Other intangibles, net	—	23,058	9,340	—	—	32,398
Other assets	—	109,316	3,103	7,183	(84,924)	34,678
Net investment and advances in subsidiaries	490,233	180,333	—	—	(670,566)	—

Total assets	$490,233	$1,191,137	$1,083,054	$473,060	$(1,545,589)	$1,691,895

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,356	$1,644	$53,239	$(53,000)	$4,239
Accounts payable	—	7,361	147,443	103,934	—	258,738
Intercompany payable	—	—	734,649	—	(734,649)	—
Accrued liabilities	—	55,827	79,399	58,126	(2,450)	190,902

Total current liabilities	—	65,544	963,135	215,299	(790,099)	453,879
Long-term debt, excluding current portion	—	611,486	18,237	87,470	(84,924)	632,269
Other non-current liabilities	—	23,874	67,388	24,252	—	115,514

Total liabilities	—	700,904	1,048,760	327,021	(875,023)	1,201,662
Commitments and contingencies	—	—	—	—	—	—
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	365,378	365,378	—	—	(365,378)	365,378
Retained earnings	83,820	83,820	33,701	21,565	(139,086)	83,820
Accumulated other comprehensive income	41,035	41,035	591	49,474	(91,100)	41,035

Total stockholder’s equity	490,233	490,233	34,294	146,039	(670,566)	490,233

Total liabilities and stockholder’s equity	$490,233	$1,191,137	$1,083,054	$473,060	$(1,545,589)	$1,691,895

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
August 29, 2004
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$128,795	$1,776	$9,409	$—	$139,980
Accounts receivables, net	—	25,051	278,359	94,813	(25,704)	372,519
Inventories	—	—	353,873	162,431	—	516,304
Other current assets	—	2,119	15,441	3,417	—	20,977

Total current assets	—	155,965	649,449	270,070	(25,704)	1,049,780
Property, plant and equipment, net	—	—	422,121	164,773	—	586,894
Intercompany receivable	—	732,611	—	—	(732,611)	—
Goodwill	—	—	13,709	23,021	—	36,730
Other intangibles, net	—	21,753	9,221	—	—	30,974
Other assets	—	108,261	3,141	6,710	(84,924)	33,188
Net investment and advances in subsidiaries	389,105	200,059	—	—	(589,164)	—

Total assets	$389,105	$1,218,649	$1,097,641	$464,574	$(1,432,403)	$1,737,566

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,358	$1,338	$20,239	$(20,000)	$3,935
Accounts payable	—	7,547	149,027	95,100	—	251,674
Intercompany payable	—	—	731,322	1,289	(732,611)	—
Accrued liabilities	—	63,179	96,808	70,566	(5,704)	224,849
Dividend Payable	—	121,442	—	—	—	121,442

Total current liabilities	—	194,526	978,495	187,194	(758,315)	601,900
Long-term debt, excluding current portion	—	611,518	17,977	87,367	(84,924)	631,938
Other noncurrent liabilities	—	23,500	67,388	23,735	—	114,623

Total liabilities	—	829,544	1,063,860	298,296	(843,239)	1,348,461
Commitments and contingencies	—	—	—	—	—	—
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	351,873	351,873	—	—	(351,873)	351,873
Retained earnings	—	—	33,699	45,395	(79,094)	—
Accumulated other comprehensive income	37,232	37,232	80	45,883	(83,195)	37,232

Total stockholder’s equity	389,105	389,105	33,781	166,278	(589,164)	389,105

Total liabilities and stockholder’s equity	$389,105	$1,218,649	$1,097,641	$464,574	$(1,432,403)	$1,737,566

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS

	Thirteen Weeks Ended August 24, 2003
			(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$2,140,537	$339,854	$—	$2,480,391
Cost of goods sold	—	—	2,036,867	336,945	—	2,373,812

Gross profit	—	—	103,670	2,909	—	106,579
Selling, general and administrative	—	43	26,725	4,763	—	31,531
Translation (gains) losses	—	(1)	(46)	594	—	547
Interest expense (income)	—	(3,099)	19,158	4,669	—	20,728

	—	(3,057)	45,837	10,026	—	52,806
Income (loss) before income taxes	—	3,057	57,833	(7,117)	—	53,773
Income tax expense (benefit)	—	1,085	20,520	(2,527)	—	19,078

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	1,972	37,313	(4,590)	—	34,695
Equity in earnings of unconsolidated subsidiaries	34,695	32,723	—	—	(67,418)	—

Net income (loss)	$34,695	$34,695	$37,313	$(4,590)	$(67,418)	$34,695

	Thirteen Weeks Ended August 29, 2004
	(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$2,161,246	$467,679	$—	$2,628,925
Cost of goods sold	—	—	2,119,598	422,356	—	2,541,954

Gross profit	—	—	41,648	45,323	—	86,971
Selling, general and administrative	—	—	27,411	7,135	—	34,546
Translation (gains) losses	—	—	1	(55)	—	(54)
Interest expense (income)	—	(3,253)	14,318	4,200	—	15,265

	—	(3,253)	41,730	11,280	—	49,757
Income (loss) before income taxes	—	3,253	(82)	34,043	—	37,214
Income tax expense (benefit)	—	3,264	(80)	10,213	—	13,397

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	(11)	(2)	23,830	—	23,817
Equity in earnings of unconsolidated subsidiaries	23,817	23,828	—	—	(47,645)	—

Net income (loss)	$23,817	$23,817	$(2)	$23,830	$(47,645)	$23,817

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended August 24, 2003
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$—	$29,514	$37,923	$(15,181)	$—	$52,256

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(21,585)	(1,138)	—	(22,723)
Proceeds from sales of property, plant, and equipment	—	—	1,416	32	—	1,448
Notes receivable and other items	—	(6,000)	—	—	6,000	—

Net cash flows provided by (used in) investing activities	—	(6,000)	(20,169)	(1,106)	6,000	(21,275)

Cash flows from financing activities:
Proceeds from debt issuance	—	12,365	—	6,000	(6,000)	12,365
Payments of long-term debt	—	(529)	(536)	—	—	(1,065)
Change in overdraft balances	—	(11,431)	1,845	13,020	—	3,434
Net investments and advances/(distributions)	—	17,961	(19,324)	1,363	—	—

Net cash flows provided by (used in) financing activities	—	18,366	(18,015)	20,383	(6,000)	14,734

Effect of exchange rates on cash	—	—	—	(115)	—	(115)

Net change in cash and cash equivalents	—	41,880	(261)	3,981	—	45,600

Cash and cash equivalents, beginning of period	—	53,695	4,432	6,812	—	64,939

Cash and cash equivalents, end of period	$—	$95,575	$4,171	$10,793	$—	$110,539

	Thirteen Weeks Ended August 29, 2004
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by operating activities	$—	$5,591	$12,595	$49,372	$—	$67,558

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(2,382)	(5,404)	—	(7,786)
Proceeds from sales of property, plant and equipment	—	—	220	2	—	222
Notes receivable and other items	—	33,070	—	—	(33,000)	70

Net cash flows provided by (used in) investing activities	—	33,070	(2,162)	(5,402)	(33,000)	(7,494)

Cash flows from financing activities:
Payments of long-term debt	—	(588)	(566)	(33,057)	33,000	(1,211)
Change in overdraft balances	—	184	(4,469)	(15,633)	—	(19,918)
Net investments and advances/(distributions)	—	3,148	(6,063)	2,915	—	—

Net cash flows provided by (used in) financing activities	—	2,744	(11,098)	(45,775)	33,000	(21,129)

Effect of exchange rates on cash	—	—	—	790	—	790

Net change in cash and cash equivalents	—	41,405	(665)	(1,015)	—	39,725

Cash and cash equivalents, beginning of period	—	87,390	2,441	10,424	—	100,255

Cash and cash equivalents, end of period	$—	$128,795	$1,776	$9,409	$—	$139,980

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans, and strategies or anticipated events, and similar statements concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live cattle, hogs, raw materials and supplies, food safety, livestock disease, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, compliance with covenants of loan agreements, the cost of compliance with environmental and health standards, adverse results from on-going litigation and the actions of domestic and foreign governments. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of Swift Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2004 and which should be read in conjunction with this report.

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

Overview

     The ConAgra Red Meat Business was developed through a series of acquisitions made by ConAgra Foods in the late 1980’s and early 1990’s. E.A. Miller Enterprises Inc. and Monfort Inc. were both acquired in 1987 to form the foundation of our current domestic beef company. ConAgra Foods acquired Swift Independent Packing Co. during the late 1980’s in two separate transactions that formed the foundation of our current domestic pork business and expanded our domestic beef business. Finally, the Australian operations were acquired in three separate transactions during the 1990’s. Since the time of the first acquisition, the ConAgra Red Meat Business was operated as a division of ConAgra Foods and included the domestic cattle feeding operations and other assets and liabilities that we did not acquire in the Transaction.

Critical Accounting Policies

     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended May 30, 2004. We have made no changes to those policies during the thirteen weeks ended August 29, 2004.

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

     United States BSE Outbreak — On December 23, 2003, the USDA reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or “BSE”) in the United States after performing preliminary tests on a cow slaughtered in Washington. Additional testing of the samples performed in the United Kingdom confirmed the findings on December 25, 2003. Following the announcement, the USDA recalled approximately 10,000 pounds of beef that originated from the Washington slaughter facility, and a number of countries, including Mexico, Japan, South Korea, Australia, Taiwan, Singapore, Malaysia, Russia and China, have temporarily banned the import of US beef. Mexico, Japan and South Korea are the top three importers of US beef by volume according to the US Meat Export Federation. During fiscal 2003 and the six months ended November 23, 2003, periods prior to the import bans, these three countries collectively accounted for approximately 85% and 87%, respectively, of Swift Operating’s US beef exports, representing 11% and 14% of total worldwide beef sales for these periods.

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

     The border to Mexico opened during March 2004 to specified boxed beef products from animals under 30 months of age, however the impact to date on the US beef industry has been marginal. US beef industry production levels for the quarter remain roughly 9% below year-ago levels, a situation that has existed since the US border was opened in September 2003 to Canadian boxed beef from animals under 30 months of age but was kept closed to imports of live animals. The United States Department of Agriculture (USDA) has published a proposed rule revising its policy to keep the US border closed to live animals for processing in the US. A final rule is not expected to be adopted until after the Presidential election in November 2004.

Selected Unaudited Financial Data

     Swift Operating provides the following supplemental financial data to assist in understanding its operating results. EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash from operations as defined by Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to cash flow or operating income as measured by GAAP. We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, since EBITDA is not defined by GAAP it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry. Further, EBITDA is the starting point in the calculation of “Adjusted EBITDA” which is a defined term in our credit facilities and is the numerator in the company’s existing financial covenants under those credit agreements. As such, we believe providing EBITDA information will assist our current lenders and our investors with a better understanding of the calculation of those covenant ratios periodically.

			Swift	Corporate &
Thirteen Weeks Ended August 24, 2003	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
EBITDA	$74,082	$19,196	$1,873	$45	$95,196
Interest expense	(12,212)	(6,945)	(4,669)	3,098	(20,728)
Depreciation and amortization	(12,327)	(4,473)	(3,876)	(19)	(20,695)

Income (loss) before income taxes - GAAP	$49,543	$7,778	$(6,672)	$3,124	$53,773

			Swift	Corporate &
Thirteen Weeks Ended August 29, 2003	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
EBITDA	$(14,295)	$43,899	$43,980	$31	$73,615
Interest expense (income)	(7,528)	(6,790)	(4,200)	3,253	(15,265)
Depreciation and amortization	(12,242)	(4,684)	(4,197)	(13)	(21,136)

Income (loss) before income taxes - GAAP	$(34,065)	$32,425	$35,583	$3,271	$37,214

	Last Twelve Months (“LTM”) EBITDA
	(in thousands)

	Thirteen Weeks Ended	Fiscal Year Ended	Thirteen Weeks Ended	LTM Ended
	August 24, 2003	May 30, 2004	August 29, 2004	August 29, 2004 (a)
Total Swift & Company
EBITDA	$95,196	$228,285	$73,615	$206,704
Interest expense	(20,728)	(73,573)	(15,265)	(68,110)
Depreciation and amortization	(20,695)	(86,721)	(21,136)	(87,162)

Income before income taxes - GAAP	$53,773	$67,991	$37,214	$51,432

Swift Beef
EBITDA	$74,082	$44,321	$(14,295)	$(44,056)
Interest expense	(12,212)	(42,929)	(7,528)	(38,245)
Depreciation and amortization	(12,327)	(50,639)	(12,242)	(50,554)

Income (loss) before income taxes – GAAP	$49,543	$(49,247)	$(34,065)	$(132,855)

Swift Pork
EBITDA	$19,196	$132,619	$43,899	$157,322
Interest expense	(6,945)	(24,355)	(6,790)	(24,200)
Depreciation and amortization	(4,473)	(18,377)	(4,684)	(18,588)

Income before income taxes - GAAP	$7,778	$89,887	$32,425	$114,534

Swift Australia
EBITDA	$1,873	$51,055	$43,980	$93,162
Interest expense	(4,669)	(20,095)	(4,200)	(19,626)
Depreciation and amortization	(3,876)	(17,316)	(4,197)	(17,637)

Income (loss) before income taxes - GAAP	$(6,672)	$13,644	$35,583	$55,899

Corporate and Other
EBITDA	$45	$290	$31	$276
Interest income	3,098	13,806	3,253	13,961
Depreciation and amortization	(19)	(389)	(13)	(383)

Income before income taxes - GAAP	$3,124	$13,707	$3,271	$13,854

(a)	This column is derived by deducting the thirteen weeks ended August 24, 2003, from the fiscal year ended May 30, 2004, and adding the thirteen weeks ended August 29, 2004.

Results of Operations

Thirteen weeks ended August 29, 2004 compared to thirteen weeks ended August 24, 2003

     Net Sales. Net sales for the thirteen weeks ended August 29, 2004 increased $148.5 million, or 6.0%, as compared to the thirteen weeks ended August 24, 2003, primarily reflecting 11% higher selling prices coupled with an 18% reduction in sales volumes for Swift Beef, 24% higher sales prices on 8.3% higher volumes for Swift Pork, as well as 25% higher prices on 7% higher volumes for Swift Australia. Included in the Australian increase in selling prices is an increase in the Australian dollar to US dollar exchange rate of approximately 7.1% from the comparative thirteen weeks of the prior fiscal year.

     Cost of Goods Sold. Cost of goods sold increased $168.1 million, or 7.1%, for the thirteen weeks ended August 29, 2004 as compared to the thirteen weeks ended August 24, 2003. Current period results are impacted by 19% higher cattle prices on reduced volumes for Swift Beef, 24% higher hog prices on increased volumes for Swift Pork and 16% higher cattle prices on higher volumes for Swift Australia, as well as 2% higher labor, 11% higher utility costs, and 3% higher packaging costs driven by increased production levels. US beef industry cattle prices continued to struggle to reach equilibrium with the selling prices of the finished goods, with cattle prices running 17% above year ago levels, while revenue per pound of finished goods was only 11% higher. Imbalance is largely due to the continued difficulty identifying alternative markets for many products which had been exported prior to the December 2003 border closings as a result of BSE.

     Gross margin percentages. Gross margin percentages (gross profit as a percent of net sales) were 3.3% for the thirteen weeks ended August 29, 2004 as compared to 4.3% for the prior thirteen weeks. The decrease in gross margin percentage primarily reflects higher selling prices offset by higher live cattle and hog costs as discussed above.

     Selling, General and Administrative. Selling, general and administrative expenses were $34.5 million for the thirteen weeks ended August 29, 2004 as compared to $31.5 million for the thirteen weeks ended August 29, 2003. These expenses increased by $3.0 million, or 9.6%, primarily related to increases in professional services costs.

     Interest Expense. Interest expense for the thirteen weeks ended August 29, 2004 was $15.3 million as compared to $20.7 million during the period ended August 24, 2003. The decrease is due to a $3.1 million loss in fair value of a fixed to variable rate interest rate swap recorded in the thirteen weeks ended August 24, 2003, while the quarter ended August 29, 2004 included a $2.4 million gain on the same item. For more information see the “Liquidity and Capital Resources” discussion.

     Other Items. Our operating results during the quarter ended August 24, 2003 were impacted by a translation loss of $0.5 million related to losses on U.S. dollar denominated borrowings with Swift Australia, which averaged $33.0 million during the quarter.

     Income Taxes. For the thirteen weeks ended August 29, 2004 our effective tax rate was approximately 36% as compared to the thirteen weeks ended August 24, 2003, for which our effective tax rate was approximately 35.5%. The increase in effective rate was due largely to a reduction in the benefit from export sales.

Segment Results

     The following table presents segment results for the thirteen weeks ended August 24, 2003 and August 29, 2004 (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	August 24, 2003	August 29, 2004
Net sales
Swift Beef	$1,617,190	$1,471,085
Swift Pork	446,195	600,226
Swift Australia	423,860	566,646
Corporate and Other	(6,854)	(9,032)

Total	$2,480,391	$2,628,925

Depreciation and amortization
Swift Beef	$12,327	$12,242
Swift Pork	4,473	4,684
Swift Australia	3,876	4,197
Corporate and Other	19	13

Total	$20,695	$21,136

EBITDA (1)
Swift Beef	$74,082	$(14,295)
Swift Pork	19,196	43,899
Swift Australia	1,873	43,980
Corporate and Other	45	31

Total	95,196	73,615

Interest expense	20,728	15,265
Depreciation and amortization	20,695	21,136

Total income before income taxes	$53,773	$37,214

(1)	See “Selected Unaudited Financial Data” above for additional information reconciling segment EBITDA to income before income taxes.

Thirteen weeks ended August 29, 2004 compared to thirteen weeks ended August 23, 2003

Swift Beef

     Net Sales. Net sales of Swift Beef were $1,471.1 million for the thirteen weeks ended August 29, 2004 as compared to $1,617.2 million for the thirteen weeks ended August 24, 2003. The sales decrease of $146.1 million, or 9.0%, reflects 11% higher selling prices on lower volumes reflecting reduction in our international sales channel following the December 2003 border closings to US Beef exports. Sales volumes were approximately 18% lower than year ago levels as a result of the border closing and the sustained high prices for finished box beef products, which allowed retailers to look to alternate relatively lower priced proteins such as pork and poultry.

     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $12.2 million for the thirteen weeks ended August 29, 2004 as compared to $12.3 million for the thirteen weeks ended August 24, 2003. The decrease of $0.1 million, or 1%, resulted primarily from the impact of depreciation on assets removed from service as compared to the impact of assets placed in service.

     EBITDA. EBITDA of Swift Beef was $ (14.3) million for the thirteen weeks ended August 29, 2004 as compared to $74.1 million for the thirteen weeks ended August 24, 2003. The decrease of $88.4 million, or 119.3%, reflected a 9% decrease in beef sales with 11% higher prices on an 18% reduction in volumes, with 19% higher cattle costs more than offsetting the increase in selling prices per unit. US Beef live cattle prices continue at levels which do not reflect the reduction in sales value of the offal and variety meats items which formerly were sold into export markets.

     Gross margin percentages (gross profit as a percent of net sales) were (0.7)% for the thirteen weeks ended August 29, 2004 as compared to 4.9% for the prior thirteen weeks. The decrease in gross margin is a result of the above mentioned loss of export markets and continued high prices for livestock, more than offsetting the higher prices for finished boxed beef products.

Swift Pork

     Net Sales. Net sales of Swift Pork were $600.2 million for the thirteen weeks ended August 29, 2004 as compared to $446.2 million for the thirteen weeks ended August 24, 2003. The increase of $154.0 million, or 34.5%, reflected an 8% increase in sales volume on 24% higher average selling prices. Increases in selling prices and volumes were partially attributable to the growth in value-added Swift branded products and the continued high prices for finished boxed beef in the retail meat case which provided a “price umbrella” allowing for higher pork prices as well.

     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $4.7 million for the thirteen weeks ended August 29, 2004 as compared to $4.5 million for the thirteen weeks ended August 24, 2003. The increase of $0.2 million, or 4.7%, resulted primarily from the impact of depreciation on assets placed in service, partially offset by the impact of assets removed from service.

     EBITDA. EBITDA of Swift Pork was $43.9 million for the thirteen weeks ended August 29, 2004 as compared to $19.2 million for the thirteen weeks ended August 24, 2003. The increase of $24.7 million, or 128.7%, reflected an increase in the spread between selling price and raw material cost per pound of 24% and an 8% increase in sales volume partially offset by higher variable plant costs (including volume adjusted increases of 4% in labor, 11% in packaging due to an increased emphasis on value-added products and 11% in freight costs for finished goods).

     Gross margin percentages (gross profit as a percent of net sales) were 8.5% for the thirteen weeks ended August 29, 2004 and 5.2% for the thirteen weeks ended August 24, 2003. Increase in gross margin percentage reflected increased spread between selling price and raw material cost per pound as pork continues to enjoy a benefit from the continued high boxed beef selling prices.

Swift Australia

     Net Sales. Net sales of Swift Australia were $566.6 million for the thirteen weeks ended August 29, 2004 as compared to $423.9 million for the thirteen weeks ended August 24, 2003. The increase in net sales of $142.7 million, or 33.7%, primarily reflected a 25% increase in sales prices and a 7% increase in volume. The increase in net sales was mainly the result of continuing high sales prices in our major markets – North America, Japan and domestically. The continuing high sales prices are primarily the result of the imbalance in the North American market due to the ban on imports of live cattle form Canada into the US and in Japan due to the closure of the Japanese market to US exports as a result of the single case of BSE discovered in the US in December 2003. In addition, the Australian dollar to US dollar exchange rate increased an average of 7.1% between the two periods.

     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $4.2 million for the thirteen weeks ended August 29, 2004 as compared to $3.9 million for the thirteen weeks ended August 24, 2003. The increase of $0.3 million, or 8.3%, resulted from the effect of foreign exchange rate differences. The Australian dollar to US dollar exchange rate increased an average 7.1% between the two periods.

     EBITDA. EBITDA of Swift Australia was $44.0 million for the thirteen weeks ended August 29, 2004 as compared to $1.9 million for the thirteen weeks ended August 24, 2003. The increase of $42.1 million, or 2,248.1%, was a result of increased gross margin, with higher revenues outweighing a 16% increase in livestock prices between the two periods. Included in the increase in revenues and livestock prices is an average increase in the Australian dollar to US dollar exchange rate of 7.1% between the two periods.

     Gross margin percentages (gross profit as a percent of net sales) increased to 8.3% in the thirteen weeks ended August 29, 2004 as compared to 0.8% for the thirteen weeks ended August 24, 2003 due to increased revenues which more than offset higher raw material costs.

Recent Developments

     In December 2003, Swift Operating announced the first traceability/animal identification program for a multi-plant beef processor in the United States. Swift Trace™ gives Swift Operating the ability to trace boxed beef back through the entire production process, from the feedlot to finished boxed beef. Swift Trace is being expanded with the introduction of an optical scanning component that provides a unique “fingerprint” for each animal. The enhanced Swift Trace will ultimately give the company the ability to expand traceability back to birth. The optical scanning capability was introduced to Swift Operating’s production facility in Greeley, Colorado early in calendar year 2004. Since that introduction, beef that has been source-verified by Swift Trace has been purchased by one customer and the process is currently being developed for use in all of Swift Operating’s operations, both beef and pork.

     Historically, the domestic cattle feeding operations were wholly owned by ConAgra Beef Company (renamed Swift Beef Company in the Transaction) and included in the domestic beef business. The domestic cattle feeding operations consist of four feedlots that feed over 700,000 cattle annually. Substantially all of the sales from those operations were made to our domestic beef processing facilities. In a transaction related to the Transaction, a subsidiary of Swift Foods acquired the domestic cattle feeding operations, and these operations were separated from the domestic beef business of Swift Holdings and its subsidiaries. In connection with the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations under which it supplies cattle to Swift Beef consistent with past practices. For the thirteen weeks ended August 29, 2004, the domestic cattle feeding operations provided approximately 15% of the cattle processed by our domestic beef processing operations. On September 24, 2004 the common stock of the domestic cattle feeding operations was tendered to ConAgra Foods in full settlement of, and release from, all outstanding obligations under a credit facility between the domestic cattle feeding operations and ConAgra Foods, and the operations ceased to be an asset of Swift Foods. The settlement included an agreement to: 1) continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots are finished and delivered to Swift Beef’s processing facilities or December 31, 2004, whichever is earlier and 2) provide for the continuation of certain administrative and information technology services until December 31, 2004 to enable the domestic cattle feeding operations (which currently occupy a portion of the Swift Operating’s Greeley, Colorado corporate headquarters) to transition itself to ConAgra Foods’ computer and other systems. Swift Beef believes that sufficient supplies of cattle at market prices exist to meet its needs in 2005 and beyond.

     In continuing the execution of the key elements of our business strategy of building strategic relationships with our customers by offering value-added products, improving operating efficiencies and strategically investing in our operations, we have recently evaluated the capacity utilization of each of our beef processing facilities. We concluded that current slaughter and processing volumes can be maintained, and the facilities can be used more efficiently and profitably, by increasing production at our Grand Island, Nebraska, and Cactus, Texas, facilities and at our first shift operations in Greeley, Colorado. Expanded production at those facilities will permit us to discontinue second shift slaughter and primal disassembly operations at Greeley in December, 2004, and devote that capacity to higher margin value-added beef products.

Liquidity and Capital Resources

Internal Sources of Liquidity

     Our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our bank facilities. As of August 29, 2004 we had working capital of $447.9 million compared to $531.9 million at May 30, 2004. The decrease from May 2004 is primarily due to an increase in accrued liabilities, including a dividend payable at August 29, 2004, partially offset by an increase in cash and other current asset balances. The dividend payable of $121.4 million was declared during the first quarter and paid during the second quarter of fiscal 2005 and resulted from excess cash generated from operating activities.

     We believe that cash flows from operations and availability under our bank facilities will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt and fund capital expenditures. At August 29, 2004, we had capital projects in progress that will require approximately $20.5 million to complete. Capital spending for fiscal 2005 is expected to approximate $60.0 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities, including further processing at our Greeley facility. Our credit facilities contain financial covenants that could impact our liquidity on an ongoing basis.

     Operating Activities. Net cash provided by operating activities increased $15.3 million for the thirteen weeks ended August 29, 2004 as compared to the thirteen weeks ended August 24, 2003. The increase is primarily attributable to management of trade working capital (accounts receivable plus inventory, less accounts payable and accrued expenses) and offset in part by larger operating cash impacts due to higher livestock costs and finished good prices versus the same period last year.

     Investing activities. Cash used in investing activities totaled $7.5 million for the thirteen weeks ended August 29, 2004 as compared to $21.3 million for the thirteen weeks ended August 24, 2003. The decrease is the result of lower capital expenditures.

     Financing activities. For the thirteen weeks ended August 29, 2004, cash used in financing activities was $21.1 million as compared to cash provided by financing activities of $14.7 million for the thirteen weeks ended August 24, 2003. The decrease in cash provided was primarily the result of changes in overdraft balances used to fund working capital requirements. The incurrence of $12.4 million of additional debt during the thirteen weeks ended August 24, 2003 was related to the financing of a capital asset.

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

     We have in place a short-term revolving credit facility of $350.0 million (expiring in September 2007), of which $273.1 million was available for borrowing as of August 29, 2004 with major domestic and international banks. As of August 29, 2004, Swift Operating had $0 borrowings outstanding on its revolving credit facility. As of August 29, 2004, the short-term revolving credit facility of $350.0 is reduced by approximately $27.1 million of outstanding letters of credit and another $49.8 million which is not immediately available for borrowing due to borrowing base limitations. The interest rates for the revolving credit facility vary based on currency denominations and borrowing rates of our lenders.

     At August 29, 2004, we had $635.9 million of total debt outstanding as compared to $636.5 million as of May 30, 2004.

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

     In addition, we have hog purchase contracts which require the purchase of a minimum of approximately 21.8 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices.

Bank Covenant Compliance

     Our senior credit facilities’ financial covenants are based on Adjusted EBITDA as defined in the senior credit facilities. These financial covenants require us to comply with certain ratios calculated using Adjusted EBITDA and determine our ability to meet future debt service, incur additional indebtedness or capital expenditures and assess our working capital requirements. In particular, these financial covenants currently require us not to:

•	exceed a maximum leverage ratio of 4.0x;

•	fall below a minimum interest coverage ratio of 2.5x; and

•	fall below a minimum fixed charge ratio of 1.15x.

     Our leverage ratio, interest coverage ratio and fixed charge coverage ratio are to be calculated each fiscal quarter based on the latest twelve month financial data.

     The calculated ratios for the latest twelve months (“LTM”) ended August 29, 2004 are as follows:

		Latest Twelve
		Months
		Ended
		August 29,
		2004 (d)
Leverage Ratio:
Consolidated Debt/		$635,873
Adjusted EBITDA(a)	÷	$241,218

		=2.64	x
Interest Coverage Ratio:
Adjusted EBITDA(a)/		$241,218
Consolidated Interest Expense	÷	$61,405

		=3.93	x
Fixed Charge Ratio:
Fixed Charge Numerator(b)/		$176,921
Fixed Charge Denominator(c)	÷	$66,131

		=2.68	x

(a)	The term “Adjusted EBITDA” is a defined term in our senior credit facilities. Adjusted EBITDA is calculated by adding to EBITDA certain items of income and expense. Amounts required to be added back to EBITDA to arrive at Adjusted EBITDA, as defined, for the LTM period presented above include: the impact of mark-to-market accounting from certain derivative contracts, the impact of non-cash predecessor entity stock option expense recognized, and nonrecurring extraordinary or unusual items.

(b)	The numerator for the fixed charge ratio is calculated as defined in our senior credit facilities as: Adjusted EBITDA, less capital expenditures for the preceding four quarters, less total federal income tax liability payable.

(c)	The denominator for the fixed charge ratio is calculated as defined in our senior credit facilities using estimated amounts of annualized consolidated interest expense, plus an annualized principal amount of consolidated financial covenant debt due, plus annualized cash dividends, plus other annualized restricted payments. The terms “annualized consolidated interest expense” and “consolidated financial covenant debt” are defined in our senior credit facilities, filed as Exhibit 10.1 to our Annual Report on Form 10-K.

(d)	LTM EBITDA includes translation and our gain on business interruption recovery.

Recently Issued Accounting Pronouncements

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) was issued. The Interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a variable interest entity, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the Interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003 and will become applicable for Swift Holdings in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. Swift Holdings believes it is reasonably possible that the domestic cattle feeding operations with which Swift Beef has a transitional live cattle supply agreement (see Note 4) could be deemed a variable interest entity under the recently revised rules. As discussed in Note 4, Swift Beef acquires substantially all of the live cattle production of the domestic cattle feeding operation. This business has total assets of approximately $350 million, of which approximately $300 million represents inventory, primarily cattle, and has historically generated net income of less than $1.0 million. Until September 24, 2004, these activities were financed with a term loan and revolving credit agreements between the domestic cattle feeding operations and ConAgra Foods.

On September 24, 2004 the common stock of Monfort was tendered to ConAgra Foods in full settlement of, and release from, all outstanding liabilities under the term loan and revolving credit agreements, and the domestic cattle feeding operations ceased to be assets of Swift Foods. The settlement included an agreement to: 1) continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots are finished and delivered to Swift Beef’s processing facilities or December 31, 2004, whichever is earlier and 2) provide for the continuation of certain administrative and information technology services through December 31, 2004 to enable the domestic cattle feeding operations (which currently occupy a portion of Swift Operating’s Greeley, Colorado corporate headquarters) to transition itself to ConAgra Foods’ computer and other support systems.

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

     The following table provides the fair value of our open derivative instruments (in thousands):

	May 30, 2004	August 29, 2004
Fair Value:
Cattle and hogs	$15,416	$4,654
Energy	932	133
Foreign currency	(365)	(20)
Interest rate swap	(2,895)	(733)

Total	$13,088	$4,034

•	Fair value for cattle and hogs was determined using the quoted fair value and was based on our net derivative fair value by commodity.

•	Fair value of energy was determined by using quoted market prices, if available, and was based on our net derivative fair value by commodity.

•	Fair value of foreign currency was determined using quoted market prices and was based on the net derivative fair value.

•	Fair value of the interest rate swap was determined using the quoted market price.

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

     As of August 29, 2004, we had firm contracts to purchase approximately 32% of our anticipated need for cattle and hogs, and we had derivative positions for less than 1% of our anticipated need for cattle and hogs.

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

     Gains and losses from energy derivatives are recognized in the statement of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. For the thirteen weeks ended August 29, 2004 and August 24, 2003, certain energy derivatives qualify for hedge accounting in accordance with SFAS 133. The ineffective component, generally related to changes in actual usage compared to estimated usage, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. As of August 29, 2004, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we had hedge positions for approximately 41% of our annual needs for natural gas.

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

     Gains and losses from foreign currency derivatives are recognized in the statement of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For the thirteen weeks ended August 29, 2004 and August 24, 2003, our foreign currency positions qualify for hedge accounting in accordance with SFAS 133. The ineffective component, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.

Interest Rate Risk

     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks.

     In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. The increase in fair value, of $2.2 million associated with the change in market value for the current year is recorded within interest expense on the statements of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.

     During the second quarter ended November 23, 2003, we entered into a forward contract to hedge our exposure to gains and losses related to currency impacts of intercompany borrowings with our Australian subsidiary. Changes in the fair value of this contract are recorded in the statement of earnings as an offset to translation gains or losses on intercompany borrowings.

     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed-rate and variable rate debt and reviewing other business and financial risks. As of August 29, 2004 the fair value of our floating rate debt was $196.5 million. A 1% change in short-term rates would result in increased or decreased interest expense of approximately $0.5 million.

Sensitivity Analysis

     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the fair value of applicable commodity prices, foreign exchange rates and interest rates and excludes the underlying items that are being hedged.

	May 30, 2004	August 29, 2004
	(in thousands)	(in thousands)
Fair Value:
Cattle and hogs	$15,416	$4,654
Energy	932	133
Foreign currency	(365)	(20)
Interest rate swap	(2,895)	(733)

Total	$13,088	$4,034

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$7,630	$(7,304)
Energy	117	(515)
Foreign currency	(15,843)	(20,248)
Interest rate swap	(3,987)	(1,711)

Total	$(12,083)	$(29,778)

ITEM 4. CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or in other factors that have materially affected or are reasonably likely to materially affect these controls during our most recent fiscal quarter. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For information regarding legal proceedings, see Note 5, “Legal Proceedings” to our consolidated financial statements included in Part 1- Item 1 of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(B) Reports on Form 8-K

                         None.

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

Date: October 13, 2004