Form 10-Q
period 2004-11-28
S&C HOLDCO 3 INC
filed 2005-01-12
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2004

or

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

     There is no market for the Registrant’s common stock. As of January 7, 2005, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM 10-Q
November 28, 2004

PART I. Financial Information

Item 1. Financial Statements

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 30, 2004	November 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$100,255	$87,149
Trade accounts receivable, net	329,944	381,886
Accounts receivable from related parties (Note 4)	33,466	—
Inventories	480,679	520,984
Other current assets	41,443	37,583

Total current assets	985,787	1,027,602
Property, plant and equipment, net	601,915	595,431
Goodwill	37,117	39,575
Other intangibles, net	32,398	29,685
Other assets	34,678	32,925

Total assets	$1,691,895	$1,725,218

LIABILITIES AND
STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4,239	$3,663
Accounts payable	246,888	308,694
Accounts payable to related parties (Note 4)	11,850	—
Accrued liabilities	190,902	232,010

Total current liabilities	453,879	544,367
Long-term debt, excluding current portion	632,269	631,937
Other non-current liabilities	115,514	125,415

Total liabilities	1,201,662	1,301,719
Commitments and contingencies (Notes 3 and 5)
Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 30, 2004 and November 28, 2004	—	—
Additional paid-in capital	365,378	354,213
Retained earnings	83,820	4,234
Accumulated other comprehensive income	41,035	65,052

Total stockholder’s equity	490,233	423,499

Total liabilities and stockholder’s equity	$1,691,895	$1,725,218

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended	Ended	Ended
	November 23, 2003	November 28, 2004	November 23, 2003	November 28, 2004
Net sales (Note 4)	$2,538,289	$2,601,481	$5,018,680	$5,230,406
Cost of goods sold (Note 4)	2,462,383	2,550,390	4,836,195	5,092,344

Gross profit	75,906	51,091	182,485	138,062

Selling, general and administrative	36,180	27,438	67,711	62,106
Translation losses (gains)	710	(1,297)	1,257	(1,351)
Interest expense	15,155	18,675	35,883	33,940

Total expenses	52,045	44,816	104,851	94,695

Income before income taxes	23,861	6,275	77,634	43,367
Income tax expense	8,483	2,041	27,561	15,394

Net income	$15,378	$4,234	$50,073	$27,973

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six	Twenty-Six Weeks
	Weeks Ended	Ended
	November 23, 2003	November 28, 2004
Cash flows from operating activities:
Net income	$50,073	$27,973
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	39,395	39,468
Amortization of intangibles, debt issuance costs and accretion of bond discount	7,240	7,195
Stock-based compensation	805	2,718
Other noncash items	217	2,272
Change in assets and liabilities	(27,076)	45,161

Net cash flows provided by operating activities	70,654	124,787

Cash flows from investing activities:
Net additions to property, plant and equipment	(36,267)	(16,003)
Proceeds from sales of property, plant and equipment	1,550	1,193
Notes receivable and other items	—	187

Net cash flows used in investing activities	(34,717)	(14,623)

Cash flows from financing activities:
Proceeds from debt issuance	12,365	—
Payments of long-term debt	(2,195)	(2,437)
Change in overdraft balances	275	(257)
Debt modification fees	—	(846)
Dividends paid	—	(121,442)

Net cash flows provided by (used in) financing activities	10,445	(124,982)

Effect of exchange rates on cash	762	1,712
Net change in cash and cash equivalents	47,144	(13,106)

Cash and cash equivalents, beginning of period	64,939	100,255

Cash and cash equivalents, end of period	$112,083	$87,149

Non-cash investing and financing activities:
Capital lease	$382	$—

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

     These financial statements should be read in conjunction with the audited consolidated financial statements and related notes, which are included in the Swift Holdings Annual Report on Form 10-K. The interim consolidated financial information furnished herein is unaudited and reflects all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

     The results of operations for any quarter or a partial fiscal year period or for the periods presented are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

     On September 19, 2002, HMTF Rawhide, L.P. (the “Purchaser”) acquired a 54% interest in the United States beef, pork and lamb processing business and the Australian beef business of ConAgra Foods Inc. (the “Transaction”) excluding (i) ConAgra Beef Company’s cattle feeding operations (the “domestic cattle feeding operations”) and (ii) Weld Insurance Company, Inc., Monfort Finance Company, Inc., and Monfort Construction Company. Subsequent to the Transaction the Purchaser owned approximately 54% of Swift Foods Company (“Swift Foods”), ConAgra Foods owned approximately 45% and management of Swift Foods owned approximately 1%. Swift Foods owns 100% of the outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the outstanding common stock of Swift Holdings, which in turn owns 100% of the outstanding common stock of Swift Operating. In a related transaction, a subsidiary of Swift Foods also acquired all of the common stock of the domestic cattle feeding operations, which are not part of the business of Swift Holdings and its subsidiaries.

     On July 30, 2004, the Purchaser gave notice of its exercise of the right to purchase all of the remaining common stock of Swift Foods held by ConAgra Foods and its affiliates. The purchase of such stock was completed on September 23, 2004 (the “Call Option”) for a purchase price of approximately $200 million including fees and direct costs of the transaction and was funded by a credit facility obtained by a subsidiary of the Purchaser. Generally Accepted Accounting Principles (“GAAP”) generally provides for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying financial statements of Swift Holdings do not reflect a new basis of accounting pursuant to Staff Accounting Bulletin (“SAB”) No. 54 (“SAB 54”). The guidance in SAB 54 allows the post-Call Option financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Call Option.

     Swift Holdings is currently evaluating the impact of electing to file consolidated tax returns in Australia. A possible benefit of the election is a step-up in tax assets. The impact of the election will be incorporated in the financial statements when a final determination is made.

  Use of Estimates

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. During the thirteen weeks ended November 28, 2004 Swift Operating reduced certain labor related accruals based on Swift Operating’s second quarter performance. Workers’ compensation and medical accruals were also reduced by $5.5 million in the thirteen weeks ended November 28, 2004 based on updated actuarial trends and analysis.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current period presentation.

  Recently Issued Accounting Pronouncements

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued. The Interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a variable interest entity, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the Interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003 and will become applicable for Swift Holdings in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. Swift Holdings believes it is reasonably possible that the domestic cattle feeding operations with which Swift Beef had a transitional live cattle supply agreement (see Note 4) could be deemed a variable interest entity under the recently revised rules. As discussed in Note 4, Swift Beef purchased at fair market value substantially all of the live cattle production of the domestic cattle feeding operations through December 31, 2004. This business has total assets of approximately $350 million, of which approximately $300 million represents inventory, primarily cattle, and has historically generated net income of less than $1.0 million.

     On September 24, 2004 the common stock of Monfort Finance Company, Inc. (“Monfort”), the entity owning the domestic cattle feeding operations was tendered to ConAgra Foods in full settlement of, and release from, all outstanding liabilities under Monfort’s term loan and revolving credit agreements, and the common stock of Monfort ceased to be an investment of Swift Foods. The settlement included an agreement to: 1) continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots has finished and delivered to Swift Beef’s processing facilities and 2) provided for the continuation of certain administrative and information technology services through December 31, 2004 to enable the domestic cattle feeding operations (which occupied a portion of Swift Operating’s Greeley, Colorado corporate headquarters) to transition itself to ConAgra Foods’ computer and other support systems. Swift Beef believes that sufficient supplies of cattle at market prices exist to meet its needs in 2005 and beyond.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. Swift Holdings does not expect the adoption of EITF 03-1 to have a material effect on its results of operations or financial condition.

     On December 16, 2004, the FASB issued SFAS 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be effective for periods beginning after June 15, 2005. Swift Holdings is currently evaluating option valuation methodologies and assumptions, and the transition alternatives permitted by SFAS 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies upon Swift Holdings adoption of SFAS 123R in its second quarter of fiscal 2006.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. Swift Holdings does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.

  Income Taxes

     On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes three provisions that may impact Swift Holdings’ effective tax rate. The first provision provides a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA, at an effective tax cost of 5.25% on any such repatriated foreign earnings. The second provision allows manufacturing concerns to take a new deduction; subject to limitation, equal to a portion of its manufacturing gross receipts. This deduction will not be available to Swift Holdings until its fiscal year 2006. Swift Holdings has begun an evaluation of these provisions; however, it is not expected to be able to complete a full evaluation of the effect of these provisions until after Congress or the Treasury Department provide additional clarifying language on key elements of the provisions. Swift Holdings expects to complete its evaluation of the effects of the repatriation provision and manufacturing deduction provision within a reasonable period of time following the publication of the additional clarifying language.

          The third provision included in the AJCA is the phased out repeal of the extraterritorial income exclusion. Beginning on January 1, 2005, the tax benefit that has been utilized by Swift Holdings for export sales will gradually begin to phase out. Swift Holdings will take these new provisions into account in its tax provision as they become effective.

  Inventories

     The components of inventories, net of reserves, are as follows (in thousands):

	May 30, 2004	November 28, 2004
Livestock	$79,226	$97,066
Product inventories:
Work in progress	45,158	35,422
Finished goods	328,316	357,892
Supplies	27,979	30,604

	$480,679	$520,984

  Property, Plant and Equipment

     Property, plant and equipment are comprised of the following (in thousands):

	May 30, 2004	November 28, 2004
Land	$11,419	$11,888
Buildings, machinery and equipment	617,550	643,934
Property and equipment under capital lease	26,449	27,068
Furniture, fixtures, office equipment and other	49,225	51,120
Construction in progress	21,848	27,869

	726,491	761,879
Less accumulated depreciation	(124,576)	(166,448)

	$601,915	$595,431

  Goodwill and Other Intangible Assets

     Following is a rollforward of goodwill by segment for the twenty-six weeks ended November 28, 2004 (in thousands):

			Translation
	May 30, 2004	Adjustments	Gains/(Losses)	November 28, 2004
Swift Beef	$1,028	$—	$—	$1,028
Swift Pork	12,681	—	—	12,681
Swift Australia	23,408	—	2,458	25,866

Total	$37,117	$—	$2,458	$39,575

     Other identifiable intangible assets as of May 30, 2004 and November 28, 2004 are as follows (in thousands):

	May 30, 2004			November 28, 2004
	Gross		Net	Gross			Net
	Carrying	Accumulated	Carrying	Carrying		Accumulated	Carrying
	Amount	Amortization	Amount	Amount		Amortization	Amount
Amortizing intangible assets:
Patents	$3,782	$(696)	$3,086	$3,782		$(902)	$2,880
Preferred Supplier Agreement	28,202	(5,431)	22,771	28,202		(7,571)	20,631
Live Cattle Supply Agreement	1,482	(1,195)	287	1,482		(1,482)	—
Water Right Agreements	6,320	(66)	6,254	6,271	(a)	(97)	6,174

Total amortizing intangibles	$39,786	$(7,388)	$32,398	$39,737		$(10,052)	$29,685

     For the thirteen and twenty-six weeks ended November 23, 2003 and November 28, 2004, Swift Operating recognized $1.4 million, $2.8 million, $1.2 million and $2.7 million of amortization expense, respectively.

     Based on amortizing assets recognized in Swift Operating’s balance sheet as of November 28, 2004, amortization expense for each of the next five fiscal years is estimated as follows (in thousands):

2005 (remaining)	$2,377
2006	4,755
2007	4,755
2008	4,755
2009	4,846

  Overdraft Balances

     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statements of cash flows. As of May 30, 2004 and November 28, 2004, bank overdrafts included in trade accounts payable were $127.4 million and $127.2 million, respectively. As of May 30, 2004 and November 28, 2004 Swift Holdings had zero borrowings on its revolving line of credit and these checks were funded with normal operating cash flows.

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

Comprehensive Income

     The components of comprehensive income for the periods indicated below are as follows (in thousands):

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended	Ended	Ended
	November 23, 2003	November 28, 2004	November 23, 2003	November 28, 2004
Net income	$15,378	$4,234	$50,073	$27,973
Other comprehensive income
Derivative adjustment, net of tax	52	2,456	(2,603)	2,245
Foreign currency translation adjustment, net of tax	23,562	25,365	20,979	21,772

Total comprehensive income	$38,992	$32,055	$68,449	$51,990

     The above derivative adjustments are net of tax of $0.0 million and $1.5 million for the thirteen weeks ended November 23, 2003 and November 28, 2004, respectively and ($1.6) million and $1.4 million for the twenty-six weeks ended November 23, 2003 and November 28, 2004, respectively. The above foreign currency translation adjustments are net of tax of ($0.2) million and $6.9 million for the thirteen weeks ended November 23, 2003 and November 28, 2004, respectively, and ($0.2) million and $6.6 million for the twenty-six weeks ended November 23, 2003 and November 28, 2004, respectively.

  Stock-Based Compensation

     Prior to fiscal year 2005, Swift Operating accounted for the Swift Foods stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost related to stock options was reflected in net income, as all options granted had an exercise price equal to or above the market value of the underlying common stock of Swift Foods on the date of grant. See note 8, “Subsequent Events” for discussion of additional shares granted.

     During the second quarter 2005 Swift Operating adopted the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, effective as of the beginning of fiscal year 2005. Swift Operating used the “modified prospective method” transition, as defined in SFAS No. 123, where employee stock-based compensation cost was recognized from May 31, 2004 as if the fair value based accounting method in SFAS No. 123 had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. As a result, compensation costs of $2.0 million and $2.1 million were recognized for the thirteen and twenty-six weeks ended November 28, 2004 respectively. The charge for the thirteen weeks ended November 28, 2004 includes expense of $1.8 million relating to the modification of stock awards previously granted due to the exercise of the call option (see Note 1).

     Swift Operating determined fair value for the stock options using the Black-Scholes option pricing model. The assumption used in the calculation of the compensation cost was a risk-free interest rate of 2.53% with an expected remaining life of 2 years. As allowed, Swift Operating also used a zero volatility factor in estimating the value of their stock options.

     The adoption of SFAS No. 123 requires Swift Operating to restate previously presented results for the thirteen weeks ended August 29, 2004. The restatement has no effect on cash flows for the period. The effect of the adoption of SFAS No. 123 on results previously reported for the thirteen weeks ended August 29, 2004 is summarized in the table below:

For the thirteen weeks ended August 29, 2004
(in thousands)

		Adjustments
		Related to the
	As	Adoption of
	Reported	SFAS 123	Restated
Income and expenses
Net Sales	$2,628,925	$—	$2,628,925
Cost of goods sold	(2,541,954)	—	(2,541,954)
Selling, general and administrative	(34,546)	(122)	(34,668)
Translation gains	54	—	54
Interest expense	(15,265)	—	(15,265)

Income before income taxes	37,214	(122)	37,092
Income tax expense	(13,397)	44	(13,353)

Net income	$23,817	$(78)	$23,739

As of August 29, 2004 (in thousands)

Assets
Current assets	$1,049,780	$—	$1,049,780
Property, plant and equipment, net	586,894	—	586,894
Goodwill	36,730	—	36,730
Other intangibles, net	30,974	—	30,974
Other assets	33,188	—	33,188

Total assets	$1,737,566	$—	$1,737,566

Liabilities and Stockholder’s Equity
Total liabilities	$1,348.461	$(44)	$1,348,417

Additional paid-in capital	351,873	44	351,917
Retained earnings	—	—	—
Accumulated other comprehensive income	37,232	—	37,232

Total stockholder’s equity	389,105	44	389,149

Total liabilities and stockholder’s equity	$1,737,566	$—	$1,737,566

     As provided for under SFAS No. 148, the following table illustrates the effect on net income per quarter and year-to-date if Swift Holdings had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for fiscal year 2004 (in thousands).

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks
	Ended	Ended	Ended
	August 24, 2003	November 23, 2003	November 23, 2003
Net income, as reported	$34,695	$15,378	$50,073
Add back: stock-based employee compensation recognized in net income reported, net of tax effect.	—	—	—
Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(17)	(51)	(68)

Pro forma net income	$34,678	$15,327	$50,005

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

     The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 30, 2004 and November 28, 2004, the fair value of derivatives recognized within other current assets was $21.1 million and $14.9 million, respectively. The fair value of derivatives recognized within accrued liabilities was $8.0 million and $12.9 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the thirteen weeks ended November 23, 2003 and November 28, 2004 Swift Operating recognized, in interest expense, an increase in fair value of $2.1 million and a decrease in fair value of $0.7 million, respectively, related to the swap. For the twenty-six weeks ended November 23, 2003 and November 28, 2004 Swift Operating recognized, in interest expense, a decrease in fair value of $1.2 million and an increase in fair value of $1.5 million, respectively, related to the swap. At May 30, 2004 and November 28, 2004, the fair value of the interest rate swap recognized within accrued liabilities was $2.9 million and $1.4 million, respectively.

     During the second quarter ended November 23, 2003, Swift Operating began a policy of entering into forward contracts to hedge its exposure to gains and losses related to the currency impacts of US dollar denominated revolving intercompany borrowings with its Australian subsidiary. Changes in the fair value of these contracts are recorded in the statements of earnings as an offset to translation gains or losses on intercompany borrowings.

     As of May 30, 2004 and November 28, 2004, the net deferred amount of derivative gains and losses recognized in accumulated other comprehensive income was a $0.2 million net of tax gain and a $2.5 million net of tax gain, respectively. Swift Operating anticipates gains of $2.5 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

     Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond Swift Operating’s control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of November 28, 2004, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through August 2005. As of November 28, 2004, Swift Operating had derivative positions in place covering approximately less than 1% and 47% of its anticipated need for livestock and natural gas, respectively.

NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS

     The major components of debt are as follows (in thousands):

	May 30,	November 28,
	2004	2004
Short-term debt :
Revolving credit facility	$—	$—
Current portion of long-term debt (term loan).	2,000	2,000
Current portion of installment notes payable	1,014	361
Current portion of capital lease obligations	1,225	1,302

Current portion of long-term debt	4,239	3,663

Long-term debt:
Term loan facility, net of current portion	195,000	194,000
Senior notes, net of unamortized discount	254,767	256,011
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	11,719	11,539
Long-term capital lease obligations	20,783	20,387

Long-term debt, less current portion	632,269	631,937

Total debt	$636,508	$635,600

     As of November 28, 2004, Swift Operating had approximately $196.0 million of secured debt outstanding, approximately $32.2 million of outstanding letters of credit, and approximately $240.8 million of availability under its revolving credit facility. The remaining $77.0 million under the revolving credit facility was not immediately available for borrowings due to borrowing base limitations.

     A summary of the components of interest expense is presented below (in thousands):

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended	Ended	Ended
	November 23, 2003	November 28, 2004	November 23, 2003	November 28, 2004
Interest on:
Revolving credit facility	$1,397	$1,700	$2,552	$2,939
Term loan facility (approximately 4.4%, 4.8%, 4.4% and 4.7%)	2,180	2,192	4,417	4,486
Senior notes (10.125% rate)	6,757	6,778	13,625	13,525
Senior subordinated notes (12.50% rate).	4,672	4,686	9,334	9,348
Capital lease interest	451	455	903	915
Other miscellaneous interest charges	126	92	186	231
Interest rate swap	(2,580)	501	554	(1,941)
Amortization of deferred financing costs	1,602	1,667	3,186	3,283
Amortization of original issue discount.	621	622	1,245	1,245
Less: Capitalized interest	(71)	(18)	(119)	(91)

Total interest expense	$15,155	$18,675	$35,883	$33,940

     Financial Covenants — Swift Operating’s senior credit facilities contain financial covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.

     On September 13, 2004, Swift Operating amended the agreement for its senior credit facilities. This amendment resulted in a 0.75% reduction to the interest rate of the revolving loan and term loan borrowings.

     On November 17, 2004, Swift Operating amended the agreement for its senior credit facilities. This amendment resulted in a change to the calculation of the fixed charge ratio and other technical changes resulting from the Call Option transaction discussed in note 1.

     In conjunction with the amendments discussed above, Swift Holdings paid $0.8 million in bank fees.

NOTE 4. RELATED PARTY TRANSACTIONS

     Purchases and Sales with ConAgra Foods — In connection with the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods. Sales to ConAgra Foods, which are included in net sales in the statements of earnings, were $200.2 million and $376.2 million for the thirteen and twenty-six weeks ended November 23, 2003, respectively. As of September 23, 2004 ConAgra Foods ceased to be a related party with Swift Operating due to the Call Option transaction (see note 1 for further discussion of this transaction). Sales to ConAgra Foods included in net sales on the statement of earnings for the period prior to September 23, 2004 were $57.0 million and $250.0 million for the thirteen and twenty-six weeks ended November 28, 2004, respectively. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in the statements of earnings, were $265.0 million and $534.6 million for the thirteen and twenty-six weeks ended November 23, 2003, respectively. For the period prior to September 23, 2004, purchases totaling $59.9 million and $233.2 million were included in cost of goods sold in the statements of earnings for the thirteen and twenty-six weeks ended November 28, 2004, respectively. These amounts include purchases made under the Cattle Supply Agreement referred to below. Within Swift Operating’s May 30, 2004 balance sheet are balances due to ConAgra Foods affiliates of $11.9 million and balances due from ConAgra Foods affiliates of $33.5 million. These balances include any payable or receivable related to the Cattle Supply Agreement, the By-Products Marketing Agreement and the Indemnity Side Letter.

     Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly. Selling, general and administrative expenses for the thirteen and twenty-six weeks ended November 23, 2003 and November 28, 2004 include $0.6 million, $1.2 million, $0.7 million and $1.5 million, respectively, related to this agreement.

     Transition Services Agreement — At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into a one-year transition services agreement (“Transition Services Agreement”) with ConAgra Foods pursuant to which, among other things, ConAgra Foods provided certain transition services, including information technology, accounting, risk management, market research and product brokerage services, to Swift Operating and Swift Operating provided certain transition services, including information technology, purchasing and human resources services to ConAgra Foods. The parties agreed, during the term, to use their commercially reasonable efforts to locate third party service providers to replace the services provided under the Transition Services Agreement. Such amounts, if paid, are included in cost of goods sold and selling, general and administrative expenses in the accompanying statements of earnings. Payments received from ConAgra Foods for services Swift Operating provided under this agreement for the thirteen and twenty-six weeks ended November 23, 2003 were $0.1 million and $0.2 million, respectively. For these same periods, Swift Operating paid $0.0 million and $1.0 million, respectively, to ConAgra Foods for services provided to it under this agreement. This agreement terminated on September 20, 2003 and no payments have been made in the thirteen and twenty-six weeks ended November 28, 2004.

     Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and Monfort, the entity that operates the domestic cattle feeding operations, entered into a live cattle supply agreement (“Cattle Supply Agreement”) pursuant to which Swift Beef agreed to purchase all of the cattle produced by the domestic cattle feeding operations from such entity for processing at facilities owned by Swift Beef. The Cattle Supply Agreement terminated on September 19, 2004, the maturity date of the term loan and revolving credit facility between the domestic cattle feeding operations and ConAgra Foods. For the thirteen and twenty-six weeks ended November 23, 2003, Swift Beef incurred $255.2 million and $514.0 million, respectively, under this agreement, which amount is included in cost of goods sold in the statements of earnings. For the period prior to September 19, 2004, Swift Beef incurred $44.4 million and $211.9 million respectively, under this agreement, which amount is included in cost of goods sold in the statements of earnings for the thirteen and twenty-six weeks ended November 28, 2004.

     On September 24, 2004 the common stock of Monfort was tendered to ConAgra Foods in full settlement of, and release from, all outstanding obligations under Monfort’s credit facility. The settlement included an agreement to continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots are finished and delivered to Swift Beef’s processing facilities, or December 31, 2004, whichever was earlier. As the former ConAgra feedlots supplied approximately 40% of the Greeley plant’s processing needs, while the remaining 60% is provided by unrelated third parties, Swift Beef believes that sufficient supplies of cattle at market prices exist to meet its needs in 2005 and beyond.

     By-Products Marketing Agreement — On October 8, 2003, Swift Operating entered into a by-products marketing agreement (the “Marketing Agreement”) with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating sells to CTG certain by-products resulting from its processing of cattle and hogs in its US operations at prices in accordance with the agreement. The term of the agreement commenced May 26, 2003 and has been amended to extend the termination date to May 31, 2009. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased based on a sliding scale. As of September 23, 2004 CTG ceased to be a related party with Swift Operating due to the Call Option transaction (see note 1 for further discussion of this transaction). The May 30, 2004 balance sheet included approximately $1.4 million in receivables from CTG. The consolidated statement of earnings for the thirteen and twenty-six weeks ended November 23, 2003 include $1.6 million and $2.1 million, respectively, of income related to this agreement. For the period prior to September 23, 2004, the consolidated statement of earnings for the thirteen and twenty-six weeks ended November 28, 2004 include $0 million and $0.7 million, respectively, of income related to this agreement.

     On October 8, 2003, Swift Operating entered into a separate agreement for by-products marketing of its Australian operations with CTG pursuant to which Swift Operating sells certain by-products resulting from its processing of cattle at prices in accordance with the agreement. In addition, Swift Operating received the right to continue utilizing the existing business name “CTG Rendered Products” for by-products in Australia and New Zealand. The term of the agreement commenced May 26, 2003 and has been amended to extend the termination date to May 31, 2009. As of September 23, 2004 CTG ceased to be a related party with Swift Operating due to the Call Option transaction (see note 1 for further discussion of this transaction). Swift Australia had approximately $0.6 million on its balance sheet payable to CTG at May 30, 2004. The consolidated statement of earnings for the thirteen and twenty-six weeks ended November 23, 2003 include $0.3 million and $0.4 million, respectively, of expense related to this agreement. For the period prior to September 23, 2004, the consolidated statement of earnings for the thirteen and twenty-six weeks ended November 28, 2004 include $0.2 million and $0.5 million, respectively, of income related to this agreement.

     Dividend Payable — During the first quarter of fiscal 2005, the Board of Directors declared a cash dividend of $121.4 million, payable to Swift Foods, which resulted in a reduction of retained earnings of $107.6 million and a reduction in additional paid in capital of $13.8 million. The dividend was paid on September 13, 2004.

     Indemnity Side Letter — In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction, and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. The May 30, 2004 and November 28, 2004 balance sheets include a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represents additional claims from customers seeking reimbursement for recall related costs.

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

     On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was renamed Swift Beef Company), Tyson Foods, Inc., Excel Company and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek unspecified damages, or alternatively, restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. On June 4, 2004, the district court granted plaintiffs’ motion for class certification. By an order dated July 7, 2004, the United States Court of Appeals for the Eighth Circuit declined to accept an interlocutory appeal of the order granting class certification. The district court has set the case for trial in December of 2005, and it has set interim deadlines by which the plaintiffs must send notice to all class members and by which the parties must complete fact and expert discovery and submit pretrial motions and materials to the court. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities to the extent such damages together with any other indemnifiable claims under the acquisition agreement entered into to effect the Transaction exceed a minimum threshold of $7.5 million. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.

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

     The following table presents segment results for the thirteen and twenty-six weeks ended November 23, 2003 and November 28, 2004 (in thousands):

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended	Ended	Ended
	November 23, 2003	November 28, 2004	November 23, 2003	November 28, 2004
Net sales
Swift Beef	$1,578,680	$1,394,320	$3,195,870	$2,865,405
Swift Pork	483,612	572,347	929,807	1,172,573
Swift Australia	486,132	644,618	909,992	1,211,264
Corporate and Other	(10,135)	(9,804)	(16,989)	(18,836)

Total	$2,538,289	$2,601,481	$5,018,680	$5,230,406

Depreciation and amortization
Swift Beef	$12,793	$11,892	$25,120	$24,134
Swift Pork	4,481	4,644	8,954	9,328
Swift Australia	3,947	4,403	7,823	8,600
Corporate and Other	300	20	319	33

Total	$21,521	$20,959	$42,216	$42,095

EBITDA
Swift Beef	$17,770	$(8,147)	$91,852	$(22,493)
Swift Pork	36,570	26,966	55,766	70,819
Swift Australia	6,227	27,069	8,100	71,024
Corporate and Other	(30)	21	15	52

Total	60,537	45,909	155,733	119,402

Interest expense	(15,155)	(18,675)	(35,883)	(33,940)
Depreciation and amortization	(21,521)	(20,959)	(42,216)	(42,095)

Total income before income taxes	$23,861	$6,275	$77,634	$43,367

     Total assets by segment are as follows (in thousands):

	May 30, 2004	November 28, 2004
Total assets
Swift Beef	$772,237	$693,308
Swift Pork	281,074	276,123
Swift Australia	527,441	645,754
Corporate, Other and Eliminations	111,143	110,033

Total	$1,691,895	$1,725,218

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

     The following condensed consolidating financial statements set forth Swift Operating’s balance sheets as of May 30, 2004 and November 28, 2004, Swift Operating’s statements of earnings for the thirteen and twenty-six weeks ended November 23, 2003 and November 28, 2004 and Swift Operating’s statements of cash flows for the twenty-six weeks ended November 23, 2003 and November 28, 2004. Effective with the date of the Transaction, the senior notes and the senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information is presented under the following column headings: Parent Guarantor, Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors. “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of Swift Operating, which include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.

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

     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction, for the thirteen weeks ended November 23, 2003 and November 28, 2004, amounts of $3.3 million and $2.9 million, respectively, and for the twenty-six weekend ended November 23, 2003 and November 28, 2004 $6.4 million and $6.1 million, respectively, were reflected as interest expense of the Subsidiary Non-Guarantors and interest income of Swift Operating in the accompanying statements of earnings.

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

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
November 28, 2004
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$67,540	$2,614	$16,995	$—	$87,149
Accounts receivables, net	—	21,156	253,250	130,325	(22,845)	381,886
Inventories	—	—	333,386	187,598	—	520,984
Other current assets	—	11,570	11,619	14,394	—	37,583

Total current assets	—	100,266	600,869	349,312	(22,845)	1,027,602
Property, plant and equipment, net	—	—	410,553	184,878	—	595,431
Intercompany receivable	—	667,049	—	—	(667,049)	—
Goodwill	—	—	13,709	25,866	—	39,575
Other intangibles, net	—	20,631	9,054	—	—	29,685
Other assets	—	107,669	3,132	7,048	(84,924)	32,925
Net investment and advances in subsidiaries	423,499	232,845	—	—	(656,344)	—

Total assets	$423,499	$1,128,460	$1,037,317	$567,104	$(1,431,162)	$1,725,218

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,361	$1,029	$21,273	$(21,000)	$3,663
Accounts payable	—	14,113	167,753	126,828	—	308,694
Intercompany payable	—	—	663,499	3,550	(667,049)	—
Accrued liabilities	—	46,451	99,398	88,006	(1,845)	232,010

Total current liabilities	—	62,925	931,679	239,657	(689,894)	544,367
Long-term debt, excluding current portion	—	611,550	17,712	87,599	(84,924)	631,937
Other noncurrent liabilities	—	30,486	67,388	27,541	—	125,415

Total liabilities	—	704,961	1,016,779	354,797	(774,818)	1,301,719
Commitments and contingencies	—	—	—	—	—	—
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	354,213	354,213	—	—	(354,213)	354,213
Retained earnings	4,234	4,234	19,540	57,658	(81,432)	4,234
Accumulated other comprehensive income	65,052	65,052	996	79,649	(145,697)	65,052

Total stockholder’s equity	423,499	423,499	20,538	212,307	(656,344)	423,499

Total liabilities and stockholder’s equity	$423,499	$1,128,460	$1,037,317	$567,104	$(1,431,162)	$1,725,218

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS

	Thirteen Weeks Ended November 23, 2003
	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$42	$2,153,944	$384,303	$—	$2,538,289
Cost of goods sold	—	—	2,083,854	378,529	—	2,462,383

Gross profit	—	42	70,090	5,774	—	75,906
Selling, general and administrative	—	(43)	29,836	6,387	—	36,180
Translation losses	—	1	417	292	—	710
Interest expense (income)	—	(3,257)	14,125	4,287	—	15,155

	—	(3,299)	44,378	10,966	—	52,045
Income (loss) before income taxes.	—	3,341	25,712	(5,192)	—	23,861
Income tax expense (benefit)	—	1,177	8,471	(1,165)	—	8,483

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	2,164	17,241	(4,027)	—	15,378
Equity in earnings of unconsolidated subsidiaries	15,378	13,214	—	—	(28,592)	—

Net income (loss)	$15,378	$15,378	$17,241	$(4,027)	$(28,592)	$15,378

	Twenty-Six Weeks Ended November 23, 2003
	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$42	$4,294,481	$724,157	$—	$5,018,680
Cost of goods sold	—	—	4,120,721	715,474	—	4,836,195

Gross profit	—	42	173,760	8,683	—	182,485
Selling, general and administrative	—	—	56,561	11,150	—	67,711
Translation losses	—	—	371	886	—	1,257
Interest expense (income)	—	(6,356)	33,283	8,956	—	35,883

	—	(6,356)	90,215	20,992	—	104,851
Income (loss) before income taxes.	—	6,398	83,545	(12,309)	—	77,634
Income tax expense (benefit)	—	2,262	28,991	(3,692)	—	27,561

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	4,136	54,554	(8,617)	—	50,073
Equity in earnings of unconsolidated subsidiaries	50,073	45,937	—	—	(96,010)	—

Net income (loss)	$50,073	$50,073	$54,554	$(8,617)	$(96,010)	$50,073

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS

	Thirteen Weeks Ended November 28, 2004
	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$2,070,743	$530,738	$—	$2,601,481
Cost of goods sold	—	—	2,044,695	505,695	—	2,550,390

Gross profit	—	—	26,048	25,043	—	51,091
Selling, general and administrative	—	—	23,187	4,251	—	27,438
Translation gains	—	—	(9)	(1,288)	—	(1,297)
Interest expense (income)	—	(2,881)	17,020	4,536	—	18,675

	—	(2,881)	40,198	7,499	—	44,816
Income (loss) before income taxes.	—	2,881	(14,150)	17,544	—	6,275
Income tax expense (benefit)	—	(3,236)	14	5,263	—	2,041

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	6,117	(14,164)	12,281	—	4,234
Equity in earnings of unconsolidated subsidiaries	4,234	(1,883)	—	—	(2,351)	—

Net income (loss)	$4,234	$4,234	$(14,164)	$12,281	$(2,351)	$4,234

	Twenty-Six Weeks Ended November 28, 2004
	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$4,231,989	$998,417	$—	$5,230,406
Cost of goods sold	—	—	4,164,293	928,051	—	5,092,344

Gross profit	—	—	67,696	70,366	—	138,062
Selling, general and administrative	—	—	50,694	11,412	—	62,106
Translation gains	—	—	(8)	(1,343)	—	(1,351)
Interest expense (income)	—	(6,134)	31,338	8,736	—	33,940

	—	(6,134)	82,024	18,805	—	94,695
Income (loss) before income taxes.	—	6,134	(14,328)	51,561	—	43,367
Income tax expense (benefit)	—	93	(167)	15,468	—	15,394

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	6,041	(14,161)	36,093	—	27,973
Equity in earnings of unconsolidated subsidiaries	27,973	21,932	—	—	(49,905)	—

Net income (loss)	$27,973	$27,973	$(14,161)	$36,093	$(49,905)	$27,973

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended November 23, 2003
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$—	$22,900	$68,021	$(20,267)	$—	$70,654

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(32,858)	(3,409)	—	(36,267)
Proceeds from sales of property, plant and equipment	—	—	1,416	134	—	1,550
Notes receivable and other items	—	(21,871)	—	—	21,871	—

Net cash flows used in investing activities	—	(21,871)	(31,442)	(3,275)	21,871	(34,717)

Cash flows from financing activities:
Proceeds from debt issuance	—	12,365	—	21,871	(21,871)	12,365
Payments of long-term debt	—	(1,116)	(1,079)	—	—	(2,195)
Change in overdraft balances	—	15,424	(14,683)	(466)	—	275
Net investments and advances/(distributions)	—	3,845	(7,833)	3,988	—	—

Net cash flows provided by (used in) financing activities	—	30,518	(23,595)	25,393	(21,871)	10,445

Effect of exchange rates on cash	—	—	—	762	—	762

Net change in cash and cash equivalents.	—	31,547	12,984	2,613	—	47,144

Cash and cash equivalents, beginning of period	—	53,695	4,432	6,812	—	64,939

Cash and cash equivalents, end of period	$—	$85,242	$17,416	$9,425	$—	$112,083

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended November 28, 2004
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$—	$699	$74,950	$49,138	$—	$124,787

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(6,337)	(9,666)	—	(16,003)
Proceeds from sales of property, plant and equipment	—	—	1,167	26	—	1,193
Notes receivable and other items	—	32,187	—	—	(32,000)	187

Net cash flows provided by (used in) investing activities	—	32,187	(5,170)	(9,640)	(32,000)	(14,623)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	—	11,000	(11,000)	—
Payments of long-term debt	—	(1,175)	(1,140)	(43,122)	43,000	(2,437)
Change in overdraft balances	—	(924)	8,007	(7,340)	—	(257)
Debt modification fees	—	(846)	—	—	—	(846)
Dividends Paid	—	(121,442)	—	—	—	(121,442)
Net investments and advances/(distributions)	—	71,651	(76,474)	4,823	—	—

Net cash flows provided by (used in) financing activities	—	(52,736)	(69,607)	(34,639)	32,000	(124,982)

Effect of exchange rates on cash	—	—	—	1,712	—	1,712

Net change in cash and cash equivalents.	—	(19,850)	173	6,571	—	(13,106)

Cash and cash equivalents, beginning of period	—	87,390	2,441	10,424	—	100,255

Cash and cash equivalents, end of period	$—	$67,540	$2,614	$16,995	$—	$87,149

NOTE 8. SUBSEQUENT EVENT

On December 10, 2004 the Board of Directors of Swift Foods authorized the granting of 700,000 options of Swift Foods common stock to existing management stockholders. The Board also approved the sale of 657,095 additional shares of common stock of Swift Foods to certain members of management at a purchase price of $1.32. The sale of these shares are expected to be reflected as a capital contribution in our financial statements for the third quarter ended February 27, 2005. During the second quarter, Swift Operating adopted SFAS 123, “Accounting for Stock-Based Compensation.” Compensation expense will be recognized in the third quarter of 2005 to the extent that the fair market value of the shares sold is greater than their purchase price on the date of sale, and for the vesting of option grants at their fair value as calculated using the Black-Scholes model.

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

Critical Accounting Policies

     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended May 30, 2004. We have made no changes to those policies during the twenty-six weeks ended November 28, 2004. During the twenty-six weeks ended November 28, 2004 we adopted Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation” — See Note 1 to the Consolidated Financial Statements.

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

     In the current year seasonality did not follow expected historical trends largely due to the impacts of border closures subsequent to the BSE incidents in the prior year.

     United States BSE Outbreak — On December 23, 2003, the United States Department of Agriculture (“USDA”) reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or “BSE”) in the United States after performing preliminary tests on a cow slaughtered in Washington. Additional testing of the samples performed in the United Kingdom confirmed the findings on December 25, 2003. Following the announcement, the USDA recalled approximately 10,000 pounds of beef that originated from the Washington slaughter facility, and a number of countries, including Mexico, Japan, South Korea, Australia, Taiwan, Singapore, Malaysia, Russia and China, temporarily banned the import of US beef. Mexico, Japan and South Korea are the top three importers of US beef by volume according to the US Meat Export Federation. During fiscal 2003 and the six months ended November 23, 2003, periods prior to the import bans, these three countries collectively accounted for approximately 85% and 87%, respectively, of Swift Operating’s US beef exports, representing 11% and 14% of Swift Operating’s total beef sales for these periods.

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

     The border to Mexico opened during March 2004 to specified boxed beef products from animals under 30 months of age, however the impact to date on the US beef industry has been marginal. US beef industry production levels for the twenty-six weeks ended November 28, 2004 remain roughly 9% below year-ago levels, a situation that has existed since the US border was opened in September 2003 to Canadian boxed beef from animals under 30 months of age but was kept closed to imports of live animals. On January 4, 2005 the USDA published a final rule, which is expected to be effective March 7, 2005, reopening the border to imports of live cattle that are younger than 30 months of age and permitting the importation of boxed beef from animals of any age.

     The continuation of world bans on US beef exports and the continued imbalance in US cattle markets caused in part by the US government’s decision to continue the existing ban on Canadian cattle has negatively affected Swift Beef. In October 2004, we announced plans to transfer second shift primary processing volume from our Greeley, CO beef facility to the Cactus, TX and Grand Island, NE plants. To better utilize our existing Greeley facility, we announced plans to convert the Greeley second shift to higher margin value-added production. These plans announced in October 2004 were implemented in December of 2004 at which time approximately 800 production employees were laid off. We anticipate increasing value-added production on the second shift at the Greeley facility over the coming year. As of early January of 2005, the company was producing approximately 100,000 pounds per week of further processed products on the Greeley second shift.

     We anticipate the transfer of production volume to result in a more efficient use of our production facilities, which will allow an increase in the average hours paid in each work week for the remaining workforce and to increase the production of higher margin finished goods. In addition, we expect that providing higher average work weeks for our employees will have benefits in improved product yield, reduced employee turnover and related re-training costs, and providing for a higher quality more consistent production to our customers.

Selected Unaudited Financial Data

     Swift Operating provides the following supplemental financial data to assist in understanding its operating results. EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash from operations as defined by Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to cash flow or operating income as measured by GAAP. We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results with other companies on the basis of operating performance, leverage and liquidity. However, since EBITDA is not defined by GAAP it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry. Further, EBITDA is the starting point in the calculation of “Adjusted EBITDA” which is a defined term in our credit facilities and is the numerator in the company’s existing financial covenants under those credit agreements. As such, we believe providing EBITDA information will assist our current lenders and our investors with a better understanding of the calculation of those covenant ratios periodically.

			Swift	Corporate &
Thirteen Weeks Ended November 23, 2003	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
EBITDA	$17,770	$36,570	$6,227	$(30)	$60,537
Interest (expense) income	(8,962)	(5,164)	(4,287)	3,258	(15,155)
Depreciation and amortization	(12,793)	(4,481)	(3,947)	(300)	(21,521)

Income (loss) before income taxes — GAAP	$(3,985)	$26,925	$(2,007)	$2,928	$23,861

			Swift	Corporate &
Thirteen Weeks Ended November 28, 2004	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
EBITDA	$(8,147)	$26,966	$27,069	$21	$45,909
Interest (expense) income	(8,907)	(8,113)	(4,536)	2,881	(18,675)
Depreciation and amortization	(11,892)	(4,644)	(4,403)	(20)	(20,959)

Income (loss) before income taxes — GAAP	$(28,946)	$14,209	$18,130	$2,882	$6,275

        .

			Swift	Corporate &
Twenty-Six Weeks Ended November 23, 2003	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
EBITDA	$91,852	$55,766	$8,100	$15	$155,733
Interest (expense) income	(21,174)	(12,109)	(8,956)	6,356	(35,883)
Depreciation and amortization	(25,120)	(8,954)	(7,823)	(319)	(42,216)

Income (loss) before income taxes — GAAP	$45,558	$34,703	$(8,679)	$6,052	$77,634

			Swift	Corporate &
Twenty-Six Weeks Ended November 28, 2004	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
EBITDA	$(22,493)	$70,819	$71,024	$52	$119,402
Interest (expense) income	(16,435)	(14,903)	(8,736)	6,134	(33,940)
Depreciation and amortization	(24,134)	(9,328)	(8,600)	(33)	(42,095)

Income (loss) before income taxes — GAAP	$(63,062)	$46,588	$53,688	$6,153	$43,367

	Last Twelve Months (“LTM”) EBITDA
	(in thousands)
	Twenty-Six Weeks		Twenty-Six Weeks
	Ended	Fiscal Year Ended	Ended	LTM Ended
Total Swift & Company	November 23, 2003	May 30, 2004	November 28, 2004	November 28, 2004(a)
EBITDA	$155,733	$228,285	$119,402	$191,954
Interest expense	(35,883)	(73,573)	(33,940)	(71,630)
Depreciation and amortization	(42,216)	(86,721)	(42,095)	(86,600)

Income before income taxes — GAAP	$77,634	$67,991	$43,367	$33,724

Swift Beef
EBITDA	$91,852	$44,321	$(22,493)	$(70,024)
Interest expense	(21,174)	(42,929)	(16,435)	(38,190)
Depreciation and amortization	(25,120)	(50,639)	(24,134)	(49,653)

Income (loss) before income taxes – GAAP	$45,558	$(49,247)	$(63,062)	$(157,867)

Swift Pork
EBITDA	$55,766	$132,619	$70,819	$147,672
Interest expense	(12,109)	(24,355)	(14,903)	(27,149)
Depreciation and amortization	(8,954)	(18,377)	(9,328)	(18,751)

Income before income taxes — GAAP	$34,703	$89,887	$46,588	$101,772

Swift Australia
EBITDA	$8,100	$51,055	$71,024	$113,979
Interest expense	(8,956)	(20,095)	(8,736)	(19,875)
Depreciation and amortization	(7,823)	(17,316)	(8,600)	(18,093)

Income (loss) before income taxes — GAAP	$(8,679)	$13,644	$53,688	$76,011

Corporate and Other
EBITDA	$15	$290	$52	$327
Interest income	6,356	13,806	6,134	13,584
Depreciation and amortization	(319)	(389)	(33)	(103)

Income before income taxes — GAAP	$6,052	$13,707	$6,153	$13,808

(a)	This column is derived by deducting the twenty-six weeks ended November 23, 2003 from the fiscal year ended May 30, 2004, and adding the twenty-six weeks ended November 28, 2004.

Results of Operations

  Twenty-six weeks ended November 28, 2004 compared to twenty-six weeks ended November 23, 2003

     Net Sales. Net sales for the twenty-six weeks ended November 28, 2004 increased $211.7 million, or 4.2%, as compared to the twenty-six weeks ended November 23, 2003, primarily reflecting 26% higher sales prices for Swift Pork on flat volumes, as well as 27% higher prices on 5% higher volumes for Swift Australia, partially off-set by lower Swift Beef sales as a result of 5% higher selling prices coupled with a 14% reduction in sales volumes. Included in the Australian increase in selling prices is an increase in the Australian dollar to US dollar exchange rate of approximately 7.2% from the comparative twenty-six weeks of the prior fiscal year.

     Cost of Goods Sold. Cost of goods sold increased $256.1 million, or 5.3%, for the twenty-six weeks ended November 28, 2004 as compared to the twenty-six weeks ended November 23, 2003. Current period results are impacted by 9% higher raw material costs on 14% lower volumes for Swift Beef, 33% higher hog prices for Swift Pork on flat volumes and 23% higher cattle prices on 5% higher volumes for Swift Australia. In addition we had 7% higher labor costs, 16% higher utility costs, 9% higher contract service costs and 3% higher packaging costs driven by increased production levels for the company as a whole. US beef industry cattle prices continued to struggle to reach equilibrium with the imbalance largely due to the continued difficulty identifying alternative markets for many products which had been exported prior to the December 2003 border closings as a result of BSE.

     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 2.6% for the twenty-six weeks ended November 28, 2004 as compared to 3.6% for the prior twenty-six weeks. The decrease in gross margin percentage primarily reflects higher selling prices, more than offset by higher raw material costs as discussed above.

     Selling, General and Administrative. Selling, general and administrative expenses were $62.1 million for the twenty-six weeks ended November 28, 2004 as compared to $67.7 million for the twenty-six weeks ended November 23, 2003. These expenses decreased by $5.6 million, or 8.3%, primarily related to decreases in labor related costs and travel expenses, partially offset by increases in professional services costs.

     Interest Expense. Interest expense for the twenty-six weeks ended November 28, 2004 was $33.9 million as compared to $35.9 million during the period ended November 23, 2003. The decrease is due to a $1.2 million loss in fair value of a fixed to variable rate interest rate swap recorded in the twenty-six weeks ended November 23, 2003, while the twenty-six weeks ended November 28, 2004 included a $1.5 million gain on the same item. For more information see the “Liquidity and Capital Resources” discussion.

     Other Items. Our operating results during the twenty-six weeks ended November 28, 2004 were impacted by a translation gain of $1.4 million related to gains on U.S. dollar denominated borrowings with Swift Australia, which averaged $27.5 million during the period.

     Income Taxes. For the twenty-six weeks ended November 28, 2004 and November 23, 2003 our effective tax rate was approximately 35.5%.

   Thirteen weeks ended November 28, 2004 compared to thirteen weeks ended November 23, 2003

     Net Sales. Net sales for the thirteen weeks ended November 28, 2004 increased $63.2 million, or 2.5%, as compared to the thirteen weeks ended November 23, 2003, primarily reflecting 27% higher sales prices offset by 7% lower volumes for Swift Pork, as well as 30% higher prices on 3% higher volumes for Swift Australia, partially off-set by 2% lower selling prices coupled with a 10% reduction in sales volumes for Swift Beef. Included in the Australian increase in selling prices is an increase in the Australian dollar to US dollar exchange rate of approximately 7.2% from the comparative thirteen weeks of the prior fiscal year.

     Cost of Goods Sold. Cost of goods sold increased $88.0 million, or 3.6%, for the thirteen weeks ended November 28, 2004 as compared to the thirteen weeks ended November 23, 2003. Current period results are impacted by nominally higher raw material costs on 10% lower volumes for Swift Beef, 41% higher hog prices on 7% lower volumes for Swift Pork and 29% higher cattle prices on 3% higher volumes for Swift Australia. In addition we had 3% higher labor costs, 20% higher utility costs, 13% higher contract service costs and 1% higher packaging costs driven by increased production levels for the company as a whole. US beef industry cattle prices continued to struggle to reach equilibrium with the imbalance largely due to the continued difficulty identifying alternative markets for many products which had been exported prior to the December 2003 border closings as a result of BSE.

     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 2.0% for the thirteen weeks ended November 28, 2004 as compared to 3.0% for the prior thirteen weeks. The decrease in gross margin percentage primarily reflects increases in raw material costs which more than offset increases in selling prices in Swift Pork, reductions in selling prices coupled with increases in raw material costs in Swift Beef, partially off-set by increases in selling prices which exceeded increases in cattle costs in Swift Australia.

     Selling, General and Administrative. Selling, general and administrative expenses were $27.4 million for the thirteen weeks ended November 28, 2004 as compared to $36.2 million for the thirteen weeks ended November 23, 2003. These expenses decreased by $8.8 million, or 24.3%, primarily related to decreases in labor related costs and travel expenses, partially offset by increases in professional services costs.

     Interest Expense. Interest expense for the thirteen weeks ended November 28, 2004 was $18.7 million as compared to $15.2 million during the period ended November 23, 2003. The increase is primarily due to a $2.1 million gain in fair value of a fixed to variable rate interest rate swap recorded in the thirteen weeks ended November 23, 2003, while the quarter ended November 28, 2004 included a $0.7 million loss on the same item. For more information see the “Liquidity and Capital Resources” discussion.

     Other Items. Our operating results during the quarter ended November 28, 2004 were impacted by a translation gain of $1.3 million related to strengthening of the Australian dollar, while the comparative period of the prior year included a translation loss of $0.7 million related to weakness in the Australian dollar.

     Income Taxes. For the thirteen weeks ended November 28, 2004 our effective tax rate was approximately 32.5% as compared to the thirteen weeks ended November 23, 2003, for which our effective tax rate was approximately 35.5%. The effective tax rate has been reduced to reflect a change in the annual projected rate for fiscal year 2005 from 36% to 35.5%.

Segment Results

     The following table presents segment results for the twenty-six weeks ended November 23, 2003 and November 28, 2004 (in thousands):

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended	Sales	Volume	Average Sales Price
	November 23, 2003	November 28, 2004	Change	Change	Change
Net sales
Swift Beef	$3,195,870	$2,865,405	$(330,465)	(14.3)%	4.6%
Swift Pork	929,807	1,172,573	242,766	(0.1)%	26.2%
Swift Australia	909,992	1,211,264	301,272	4.9%	27.4%
Corporate and Other	(16,989)	(18,836)	(1,847)	N/A	N/A

Total	$5,018,680	$5,230,406	$211,726	(4.2)%	17.2%

Depreciation and amortization
Swift Beef	$25,120	$24,134
Swift Pork	8,954	9,328
Swift Australia	7,823	8,600
Corporate and Other	319	33

Total	$42,216	$42,095

EBITDA (1)
Swift Beef	$91,852	$(22,493)
Swift Pork	55,766	70,819
Swift Australia	8,100	71,024
Corporate and Other	15	52

Total	155,733	119,402

Interest expense	(35,883)	(33,940)
Depreciation and amortization	(42,216)	(42,095)

Total income before income taxes	$77,634	$43,367

(1)	See “Selected Unaudited Financial Data” above for additional information reconciling segment EBITDA to income before income taxes.

   Twenty-six weeks ended November 28, 2004 compared to twenty-six weeks ended November 23, 2003

   Swift Beef

     The continuation of world bans on US beef exports and the continued imbalance in US cattle markets caused in part by the US government’s decision to continue the existing ban on Canadian cattle has negatively affected Swift Beef. In October 2004, we announced plans to transfer second shift primary processing volume from our Greeley, CO beef facility to the Cactus, TX and Grand Island, NE plants. To better utilize our existing Greeley facility, we announced plans to convert the Greeley second shift to higher margin value-added production. These plans announced in October 2004 were implemented in December of 2004 at which time approximately 800 production employees were laid off. We anticipate increasing value-added production on the second shift at the Greeley facility over the coming year. As of early January of 2005, the company was producing approximately 100,000 pounds per week of further processed products on the Greeley second shift.

     We anticipate the transfer of production volume to result in a more efficient use of our production facilities, which will allow an increase in the average hours paid in each work week for the remaining workforce and to increase the production of higher margin finished goods. In addition, we expect that providing higher average work weeks for our employees will have benefits in improved product yield, reduced employee turnover and related re-training costs, and providing for a higher quality more consistent production to our customers.

     Net Sales. Net sales of Swift Beef were $2,865.4 million for the twenty-six weeks ended November 28, 2004 as compared to $3,195.9 million for the twenty-six weeks ended November 23, 2003. The sales decrease of $330.5 million, or 10.3%, reflects 5% higher selling prices on lower volumes reflecting reduction in our international sales channel following the December 2003 border closings to US Beef exports. Sales volumes were approximately 14% lower than year ago levels as a result of the border closing and the sustained high prices for finished box beef products, which allowed retailers to look to alternate relatively lower priced proteins such as pork and poultry.

     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $24.1 million for the twenty-six weeks ended November 28, 2004 as compared to $25.1 million for the twenty-six weeks ended November 23, 2003. The decrease of $1.0 million, or 4.0%, resulted primarily from the impact of depreciation on assets removed from service as compared to the impact of assets placed in service.

     EBITDA. EBITDA of Swift Beef was $ (22.5) million for the twenty-six weeks ended November 28, 2004 as compared to $91.9 million for the twenty-six weeks ended November 23, 2003. The decrease of $114.4 million, or 124.5%, reflected a 10% decrease in beef sales with 5% higher prices on a 14% reduction in volumes, with 9% higher raw material costs more than offsetting the increase in selling prices per unit. US Beef live cattle prices continue at levels which do not reflect the reduction in sales value of the offal and variety meats items which formerly were sold into export markets.

     Gross margin percentages (gross profit as a percent of net sales) were (0.6)% for the twenty-six weeks ended November 28, 2004 as compared to 3.3% for the prior twenty-six weeks. The decrease in gross margin is a result of the above mentioned loss of export markets and continued high prices for raw materials, more than offsetting the higher selling prices for finished boxed beef products.

  Swift Pork

     Net Sales. Net sales of Swift Pork were $1,172.6 million for the twenty-six weeks ended November 28, 2004 as compared to $929.8 million for the twenty-six weeks ended November 23, 2003. The increase of $242.8 million, or 26.1%, reflected 26% higher average selling prices on relatively flat volumes. Increases in selling prices were partially attributable to the growth in value added Swift branded products and the continued high prices for finished boxed beef in the retail meat case, which provided a “price umbrella” allowing for higher pork prices as well.

     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $9.3 million for the twenty-six weeks ended November 28, 2004 as compared to $9.0 million for the twenty-six weeks ended November 23, 2003. The increase of $0.3 million, or 3.3%, resulted primarily from the impact of depreciation on assets placed in service, partially offset by the impact of assets removed from service.

     EBITDA. EBITDA of Swift Pork was $70.8 million for the twenty-six weeks ended November 28, 2004 as compared to $55.8 million for the twenty-six weeks ended November 23, 2003. The increase of $15.0 million, or 26.9%, reflected an increase in the spread between selling price and raw material cost per pound of 10%, partially offset by higher variable plant costs (including volume adjusted increases of 6% in labor, 4% in packaging due to an increased emphasis on value-added products, 14% higher utility costs and 16% higher freight costs for finished goods).

     Gross margin percentages (gross profit as a percent of net sales) were 6.9% for the twenty-six weeks ended November 28, 2004 and 7.0% for the twenty-six weeks ended November 23, 2003. Nominal decrease in gross margin percentage reflected a nominal increase in cost of goods sold as compared to net sales.

  Swift Australia

     Net Sales. Net sales of Swift Australia were $1,211.3 million for the twenty-six weeks ended November 28, 2004 as compared to $910.0 million for the twenty-six weeks ended November 23, 2003. The increase in net sales of $301.3 million, or 33.1%, primarily reflected a 27% increase in sales prices and a 5% increase in volume. The increase in net sales was mainly the result of continuing high sales prices in our major markets – North America, Japan and domestically. The continuing high sales prices are primarily the result of the imbalance in the North American market due to the ban on imports of live cattle from Canada into the US, and in Japan due to the closure of the Japanese market to US exports as a result of the single case of BSE discovered in the US in December 2003. In addition, the Australian dollar to US dollar exchange rate increased an average of 7.2% between the two periods.

     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $8.6 million for the twenty-six weeks ended November 28, 2004 as compared to $7.8 million for the twenty-six weeks ended November 23, 2003. The increase of $0.8 million, or 10.3%, resulted primarily from the effect of foreign exchange rate differences. The Australian dollar to US dollar exchange rate increased an average 7.2% between the two periods.

     EBITDA. EBITDA of Swift Australia was $71.0 million for the twenty-six weeks ended November 28, 2004 as compared to $8.1 million for the twenty-six weeks ended November 23, 2003. The increase of $62.9 million, or 776.5%, was a result of increased gross margin, with higher revenues outweighing a 23% increase in livestock prices between the two periods. Included in the increase in revenues and livestock prices is an average increase in the Australian dollar to US dollar exchange rate of 7.2% between the two periods.

     Gross margin percentages (gross profit as a percent of net sales) increased to 6.0% in the twenty-six weeks ended November 28, 2004 as compared to 1.4% for the twenty-six weeks ended November 23, 2003 due to an increase in volumes which compounded the benefit of increased revenues which more than offset higher raw material costs.

     The following table presents segment results for the thirteen weeks ended November 23, 2003 and November 28, 2004 (in thousands):

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Sales	Volume	Average Sales Price
	November 23, 2003	November 28, 2004	Change	Change	Change
Net sales
Swift Beef	$1,578,680	$1,394,320	$(184,360)	(10.2)%	(1.5)%
Swift Pork	483,612	572,347	88,735	(7.1)%	27.4%
Swift Australia	486,132	644,618	158,486	2.8%	29.7%
Corporate and Other	(10,135)	(9,804)	331	N/A	N/A

Total	$2,538,289	$2,601,481	$63,192	(7.2)%	15.5%

Depreciation and amortization
Swift Beef	$12,793	$11,892
Swift Pork	4,481	4,644
Swift Australia	3,947	4,403
Corporate and Other	300	20

Total	$21,521	$20,959

EBITDA (1)
Swift Beef	$17,770	$(8,147)
Swift Pork	36,570	26,966
Swift Australia	6,227	27,069
Corporate and Other	(30)	21

Total	60,537	45,909

Interest expense	(15,155)	(18,675)
Depreciation and amortization	(21,521)	(20,959)

Total income before income taxes	$23,861	$6,275

(1)	See “Selected Unaudited Financial Data” above for additional information reconciling segment EBITDA to income before income taxes.

   Thirteen weeks ended November 28, 2004 compared to thirteen weeks ended November 23, 2003

   Swift Beef

     The continuation of world bans on US beef exports and the continued imbalance in US cattle markets caused in part by the US government’s decision to continue the existing ban on Canadian cattle has negatively affected Swift Beef. In October 2004, we announced plans to transfer second shift primary processing volume from our Greeley, CO beef facility to the Cactus, TX and Grand Island, NE plants. To better utilize our existing Greeley facility, we announced plans to convert the Greeley second shift to higher margin value-added production. These plans announced in October 2004 were implemented in December of 2004 at which time approximately 800 production employees were laid off. We anticipate increasing value-added production on the second shift at the Greeley facility over the coming year. As of early January of 2005, the company was producing approximately 100,000 pounds per week of further processed products on the Greeley second shift.

      We anticipate the transfer of production volume to result in a more efficient use of our production facilities, which will allow an increase in the average hours paid in each work week for the remaining workforce and to increase the production of higher margin finished goods. In addition, we expect that providing higher average work weeks for our employees will have benefits in improved product yield, reduced employee turnover and related re-training costs, and providing for a higher quality more consistent production to our customers.

     Net Sales. Net sales of Swift Beef were $1,394.3 million for the thirteen weeks ended November 28, 2004 as compared to $1,578.7 million for the thirteen weeks ended November 23, 2003. The sales decrease of $184.4 million, or 11.7%, reflects 2% lower selling prices on lower volumes reflecting reduction in our international sales channel following the December 2003 border closings to US Beef exports. Sales volumes were approximately 10% lower than year ago levels as a result of the border closing and the sustained high prices for finished box beef products, which allowed retailers to look to alternate relatively lower priced proteins such as pork and poultry.

     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $11.9 million for the thirteen weeks ended November 28, 2004 as compared to $12.8 million for the thirteen weeks ended November 23, 2003. The decrease of $0.9 million, or 7.0%, resulted primarily from the impact of depreciation on assets removed from service as compared to the impact of assets placed in service.

     EBITDA. EBITDA of Swift Beef was $ (8.1) million for the thirteen weeks ended November 28, 2004 as compared to $ 17.8 million for the thirteen weeks ended November 23, 2003. The decrease of $25.9 million, or 145.5%, reflected an 11.7% decrease in beef sales with a 2% reduction in prices coupled with a 10% reduction in volumes. Raw material costs were nominally higher which compounded the declines in selling price and further negatively impacted gross margins. US Beef live cattle prices continue at levels which do not reflect the reduction in sales value of the offal and variety meats items which formerly were sold into export markets.

     Gross margin percentages (gross profit as a percent of net sales) were (0.4)% for the thirteen weeks ended November 28, 2004 as compared to 1.6% for the prior thirteen weeks. The decrease in gross margin is a result of the above mentioned loss of export markets and continued high prices for raw materials, which compounded the declines in selling prices for finished boxed beef products.

   Swift Pork

     Net Sales. Net sales of Swift Pork were $572.3 million for the thirteen weeks ended November 28, 2004 as compared to $483.6 million for the thirteen weeks ended November 23, 2003. The increase of $88.7 million, or 18.3%, reflected a 27% increase in average selling prices partially offset by a 7% decline in volumes. Increases in selling prices are partially attributable to the growth in value added Swift branded products and the continued high prices for finished boxed beef in the retail meat case, which provided a “price umbrella” allowing for higher pork prices as well.

     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $4.6 million for the thirteen weeks ended November 28, 2004 as compared to $4.5 million for the thirteen weeks ended November 23, 2003. The increase of $0.1 million, or 2.2%, resulted primarily from the impact of depreciation on assets placed in service, partially offset by the impact of assets removed from service.

     EBITDA. EBITDA of Swift Pork was $27.0 million for the thirteen weeks ended November 28, 2004 as compared to $36.6 million for the thirteen weeks ended November 23, 2003. The decrease of $9.6 million, or 26.2%, reflected a 27% increase in selling prices more than offset by a 41% increase in raw material costs and a decrease in volumes of 7%.

     Gross margin percentages (gross profit as a percent of net sales) were 5.3% for the thirteen weeks ended November 28, 2004 and 8.7% for the thirteen weeks ended November 23, 2003. Decrease in gross margin percentage reflected higher raw material costs which could not be offset by the higher selling prices.

  Swift Australia

     Net Sales. Net sales of Swift Australia were $644.6 million for the thirteen weeks ended November 28, 2004 as compared to $486.1 million for the thirteen weeks ended November 23, 2003. The increase in net sales of $158.5 million, or 32.6%, primarily reflected a 30% increase in sales prices and a 3% increase in volume. The increase in net sales was mainly the result of continuing high sales prices in our major markets – North America, Japan and domestically. The continuing high sales prices are primarily the result of the imbalance in the North American market due to the ban on imports of live cattle from Canada into the US, and in Japan due to the closure of the Japanese market to US exports as a result of the single case of BSE discovered in the US in December 2003. In addition, the Australian dollar to US dollar exchange rate increased an average of 7.2% between the two periods.

     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $4.4 million for the thirteen weeks ended November 28, 2004 as compared to $3.9 million for the thirteen weeks ended November 23, 2003. The increase of $0.5 million, or 12.8%, resulted primarily from the effect of foreign exchange rate differences. The Australian dollar to US dollar exchange rate increased an average 7.2% between the two periods.

     EBITDA. EBITDA of Swift Australia was $27.1 million for the thirteen weeks ended November 28, 2004 as compared to $6.2 million for the thirteen weeks ended November 23, 2003. The increase of $20.9 million, or 337.1%, was a result of increased gross margin, with higher revenues outweighing a 29% increase in livestock prices between the two periods. Included in the increase in revenues and livestock prices is an average increase in the Australian dollar to US dollar exchange rate of 7.2% between the two periods.

     Gross margin percentages (gross profit as a percent of net sales) increased to 4.0% in the thirteen weeks ended November 28, 2004 as compared to 1.8% for the thirteen weeks ended November 23, 2003 due to increased revenues which more than offset higher raw material costs.

Recent Developments

     In December 2003, Swift Operating announced the first traceability/animal identification program for a multi-plant beef processor in the United States. Swift Trace™ gives Swift Operating the ability to trace boxed beef back through the entire production process, from the feedlot to finished boxed beef. Swift Trace is being expanded with the introduction of an optical scanning component that provides a unique “fingerprint” for each animal. The enhanced Swift Trace will ultimately give the company the ability to expand traceability back to birth. The optical scanning capability was introduced to Swift Operating’s production facility in Greeley, Colorado, early in calendar year 2004. Since that introduction, beef that has been source-verified by Swift Trace has been purchased by one customer and the process is currently being developed for use in all of Swift Operating’s operations, both beef and pork.

     Historically, the domestic cattle feeding operations were wholly owned by ConAgra Red Meat Business. The domestic cattle feeding operations consist of four feedlots that feed over 700,000 cattle annually. Substantially all of the sales of finished cattle from those feedlots were made to our domestic beef processing facilities. In a transaction related to the Transaction, a subsidiary of Swift Foods acquired the common stock, though not the operating assets, of the legal entity which owned the domestic cattle feeding operations. In connection with the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations under which it supplies cattle to Swift Beef consistent with past practices. For the period between August 30, 2004 and September 21, 2004, the domestic cattle feeding operations provided approximately 15% of the cattle processed by our domestic beef processing operations. On September 24, 2004, the common stock of the domestic cattle feeding operations was tendered to ConAgra Foods in full settlement of, and release from, all outstanding obligations under a credit facility between the domestic cattle feeding operations and ConAgra Foods, and the common stock ceased to be an asset of Swift Foods. The settlement included an agreement to: 1) continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots has finished and delivered to Swift Beef’s processing facilities and 2) provided for the continuation of certain administrative and information technology services to cattle feeding employees until December 31, 2004, to enable the domestic cattle feeding operations (which occupied a portion of the Swift Operating’s Greeley, Colorado, corporate headquarters) to transition itself to ConAgra Foods’ computer and other systems. The former ConAgra domestic cattle feeding operations historically provided approximately 40% of the volumes processed at the Greeley plant, while the remaining 60% were provided by unrelated third parties. Swift Beef believes that sufficient supplies of cattle at market prices exist to meet its needs in 2005 and beyond.

     In continuing the execution of the key elements of our business strategy of building strategic relationships with our customers by offering value-added products, improving operating efficiencies and strategically investing in our operations, we have recently evaluated the capacity utilization of each of our beef processing facilities. We concluded that current slaughter and processing volumes can be maintained, and the facilities can be used more efficiently and profitably, by increasing primary processing at our Grand Island, Nebraska, and Cactus, Texas, facilities and at our first shift operations in Greeley, Colorado. Expanded production at those facilities permitted us to discontinue second shift slaughter and to balance primal disassembly operations between modified first and second shifts at Greeley in December 2004. The remaining excess capacity at our Greeley, Colorado facility is being transitioned to higher margin value-added beef products.

     The decision to transfer Greeley’s second shift primary processing to the other processing facilities approved in October 2004 was implemented in December 2004 resulting in the layoff of approximately 800 production employees. This reduction in employee headcount had minimal financial impact on the company during the quarter. Accruals for severance benefits totaled less than $0.4 million and are anticipated to be paid in the third quarter of fiscal year 2005.

     We anticipate the transfer of production volume to result in more efficient use of our production facilities, which will allow an increase in the average hours paid in each work week for the remaining workforce and to increase the production of higher margin finished goods. In addition, we expect that providing higher average work weeks for our employees will have benefits in improved product yield, reduced employee turnover and related re-training costs, and providing for a higher quality more consistent product to our customers. These benefits are expected to accrue to the company over the coming year.

     On July 30, 2004, the Purchaser gave notice of its exercise of the right to purchase all of the remaining common stock of Swift Foods held by ConAgra Foods and its affiliates. The purchase of such stock was completed on September 23, 2004 (the “Call Option”), for a purchase price of approximately $200 million including fees and direct costs of the transaction and was funded by a credit facility obtained by a subsidiary of the Purchaser. Generally Accepted Accounting Principles (“GAAP”) generally provides for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying financial statements of Swift Holdings do not reflect a new basis of accounting pursuant to Staff Accounting Bulletin (“SAB”) No. 54 (“SAB 54”). The guidance in SAB 54 allows the post-Call Option financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Call Option.

Liquidity and Capital Resources

   Internal Sources of Liquidity

     Our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our bank facilities. As of November 28, 2004, we had working capital of $483.2 million compared to $531.9 million at May 30, 2004. The decrease from May 2004 is primarily due to an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory and accounts receivable balances. A dividend payable of $121.4 million was declared during the first quarter and paid during the second quarter of fiscal 2005, and resulted from excess cash generated from operating activities. After the dividend payment, we had cash and cash equivalent balances of $87.1 million with no revolver borrowings at November 28, 2004.

     We believe that cash flows from operations and availability under our bank facilities will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt and fund capital expenditures. At November 28, 2004, we had capital projects in progress that will require approximately $29.5 million to complete. Capital spending for fiscal 2005 is expected to approximate $60.0 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities, including further processing at our Greeley facility. Our credit facilities contain financial covenants that could impact our liquidity on an ongoing basis.

     Operating Activities. Net cash provided by operating activities increased $54.1 million for the twenty-six weeks ended November 28, 2004, as compared to the twenty-six weeks ended November 23, 2003. The increased amount of cash generated from operating activities was primarily a result of our lower use of trade working capital (accounts receivable plus inventory, less accounts payable and accrued expenses) during the current twenty-six week period as compared to our use of trade working capital during the same period in the prior year. This increase is partially offset by lower cash flows provided by net income.

     Investing Activities. Cash used in investing activities totaled $14.6 million for the twenty-six weeks ended November 28, 2004, as compared to $34.7 million for the twenty-six weeks ended November 23, 2003. The decrease is the result of lower capital expenditures.

     Financing Activities. For the twenty-six weeks ended November 28, 2004, cash used in financing activities was $125.0 million as compared to cash provided by financing activities of $10.4 million for the twenty-six weeks ended November 23, 2003. The decrease in cash provided was primarily the result of a dividend declared in the first quarter and paid in the second quarter of 2005. The incurrence of $12.4 million of additional debt during the twenty-six weeks ended November 23, 2003, was related to the financing of a capital asset.

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

     We have in place a short-term revolving credit facility of $350.0 million (expiring in September 2007), of which $240.8 million was available for borrowing as of November 28, 2004, with major domestic and international banks. As of November 28, 2004, Swift Operating had $0 borrowings outstanding on its revolving credit facility. As of November 28, 2004, the short-term revolving credit facility of $350.0 was reduced by approximately $32.2 million of outstanding letters of credit and another $77.0 million which is not immediately available for borrowings due to borrowing base limitations. The interest rates for the revolving credit facility vary based on currency denominations and borrowing rates of our lenders.

     At November 28, 2004, we had $635.6 million of total debt outstanding as compared to $636.5 million as of May 30, 2004.

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

     We have hog purchase contracts which require the purchase of a minimum of approximately 20.4 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices.

   Bank Covenant Compliance

     Our senior credit facilities’ financial covenants are based on Adjusted EBITDA as defined in the senior credit facilities. These financial covenants require us to comply with certain ratios calculated using Adjusted EBITDA and determine our ability to meet future debt service, incur additional indebtedness or capital expenditures and assess our working capital requirements. In particular, these financial covenants currently require us not to:

•	exceed a maximum leverage ratio of 3.75x;

•	fall below a minimum interest coverage ratio of 2.5x; and

•	fall below a minimum fixed charge ratio of 1.15x.

     Our leverage ratio, interest coverage ratio and fixed charge coverage ratio are to be calculated each fiscal quarter based on the latest twelve month financial data.

     The calculated ratios for the latest twelve months (“LTM”) ended November 28, 2004 are as follows:

		Latest Twelve
		Months
		Ended
		November 28,
		2004 (e)
Leverage Ratio:
Consolidated Debt/		$635,600
Adjusted EBITDA(a)	÷	$227,873

		=2.79x
Interest Coverage Ratio:
Adjusted EBITDA(a)/		$227,873
Annualized Cash Interest Expense (b)	÷	$61,993

		=3.68x
Fixed Charge Ratio:
Fixed Charge Numerator(c)/		$171,740
Fixed Charge Denominator(d)	÷	$66,784

		=2.57x

(a)	The term “Adjusted EBITDA” is a defined term in our senior credit facilities. Adjusted EBITDA is calculated by adding to EBITDA certain items of income and expense. Amounts required to be added back to EBITDA to arrive at Adjusted EBITDA, as defined, for the LTM period presented above include: the impact of mark-to-market accounting from certain derivative contracts, the impact of non-cash predecessor entity stock option expense recognized, and nonrecurring extraordinary or unusual items.

(b)	Annualized cash interest expense, as defined by our senior credit facilities, is calculated using the consolidated interest expense during the LTM period presented above, excluding the net value of market effects on any interest rate contracts, plus any capitalized interest, less any consolidated interest income, less consolidated non-cash interest expense.

(c)	The numerator for the fixed charge ratio is calculated as defined in our senior credit facilities as: Adjusted EBITDA, less capital expenditures for the preceding four quarters, less total federal income tax liability payable.

(d)	The denominator for the fixed charge ratio is calculated as defined in our senior credit facilities using estimated amounts of annualized consolidated interest expense, plus an annualized principal amount of consolidated financial covenant debt due, plus annualized cash dividends, plus other annualized restricted payments. The terms “annualized consolidated interest expense” and “consolidated financial covenant debt” are defined in our senior credit facilities, filed as Exhibit 10.1 to our Annual Report on Form 10-K.

(e)	LTM EBITDA includes translation gains and losses.

   Recently Issued Accounting Pronouncements and Income Taxes

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued. The Interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a variable interest entity, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the Interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003, and will become applicable for us in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. We believe it is reasonably possible that the domestic cattle feeding operations with which Swift Beef had a transitional live cattle supply agreement (see Note 4) could be deemed a variable interest entity under the recently revised rules. As discussed in Note 4, Swift Beef purchased at fair market value substantially all of the live cattle production of the domestic cattle feeding operations through December 31, 2004. This business has total assets of approximately $350 million, of which approximately $300 million represents inventory, primarily cattle, and has historically generated net income of less than $1.0 million.

     On September 24, 2004, the common stock of Monfort Finance Company, Inc. (“Monfort”), the entity owning the domestic cattle feeding operations, was tendered to ConAgra Foods in full settlement of, and release from, all outstanding liabilities under the term loan and revolving credit agreements, and the common stock of Monfort ceased to be an investment of Swift Foods. The settlement included an agreement to: 1) continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots has finished and delivered to Swift Beef’s processing facilities and 2) provided for the continuation of certain administrative and information technology services through December 31, 2004, to enable the domestic cattle feeding operations (which occupied a portion of Swift Operating’s Greeley, Colorado corporate headquarters) to transition itself to ConAgra Foods’ computer and other support systems. Swift Beef believes that sufficient supplies of cattle at market prices exist to meet its needs in 2005 and beyond.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not expect the adoption of EITF 03-1 to have a material effect our results of operations or financial condition.

     On December 16, 2004, the FASB issued an SFAS 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be applied on a modified prospective basis, and will be effective for periods beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies upon our adoption of SFAS 123R in our second quarter of fiscal 2006.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position, results of operation or cash flows.

     On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes three provisions that may impact our effective tax rate. The first provision provides a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA, at an effective tax cost of 5.25% on any such repatriated foreign earnings. The second provision allows manufacturing concerns to take a new deduction, subject to limitation equal to a portion of its manufacturing gross receipts. This deduction will not be available to us until our fiscal year 2006. We have begun an evaluation of these provisions; however, we do not expect to be able to complete a full evaluation of the effect of these provisions until after Congress or the Treasury Department provide additional clarifying language on key elements of the provisions. We expect to complete our evaluation of the effects of the repatriation provision and manufacturing deduction provision within a reasonable period of time following the publication of the additional clarifying language.

     The third provision included in the AJCA is the phased out repeal of the extraterritorial income exclusion. Beginning on January 1, 2005, the tax benefit that has been utilized by us for export sales will gradually begin to phase out. We will take these new provisions into account in our tax provision as they become effective.

     We are currently evaluating the impact of electing to file consolidated tax returns in Australia. A possible benefit of the election is a step-up in tax assets. The impact of the election will be incorporated in the financial statements when a final determination is made.

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

     The following table provides the fair value of our open derivative instruments (in thousands):

	May 30, 2004	November 28, 2004
Fair Value:
Cattle and hogs	$15,416	$339
Energy	932	1,640
Foreign currency	(365)	1,441
Interest rate swap	(2,895)	(1,396)

Total	$13,088	$2,024

•	Fair value for cattle and hogs was determined using the quoted fair value and was based on our net derivative fair value by commodity.

•	Fair value of energy was determined by using quoted market prices, if available, and was based on our net derivative fair value by commodity.

•	Fair value of foreign currency was determined using quoted market prices and was based on the net derivative fair value.

•	Fair value of the interest rate swap was determined using the quoted market price.

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

     As of November 28, 2004, we had firm contracts to purchase approximately 33% of our anticipated need for cattle and hogs, and we had derivative positions for less than 1% of our anticipated need for cattle and hogs.

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

     Gains and losses from energy derivatives are recognized in the statement of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. For the thirteen and twenty-six weeks ended November 28, 2004, and November 23, 2003, certain energy derivatives qualify for hedge accounting in accordance with SFAS 133. The ineffective component, generally related to changes in actual usage compared to estimated usage, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. As of November 28, 2004, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we had hedge positions for approximately 47% of our annual needs for natural gas.

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

     Gains and losses from foreign currency derivatives are recognized in the statement of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For the thirteen and twenty-six weeks ended November 28, 2004 and November 23, 2003, our foreign currency positions qualify for hedge accounting in accordance with SFAS 133. The ineffective component, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.

Interest Rate Risk

     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks.

     In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. The increase in fair value, of $1.5 million associated with the change in market value for the current year is recorded within interest expense on the statements of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.

     During the second quarter ended November 23, 2003, we entered into a forward contract to hedge our exposure to gains and losses related to currency impacts of intercompany borrowings with our Australian subsidiary. Changes in the fair value of this contract are recorded in the statement of earnings as an offset to translation gains or losses on intercompany borrowings.

     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed-rate and variable rate debt and reviewing other business and financial risks. As of November 28, 2004, the fair value of our floating rate debt was $196.0 million. A 1% change in short-term rates would result in increased or decreased interest expense of approximately $0.5 million.

Sensitivity Analysis

     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the fair value of applicable commodity prices, foreign exchange rates and interest rates and excludes the underlying items that are being hedged.

	May 30, 2004	November 28, 2004
	(in thousands)	(in thousands)
Fair Value:
Cattle and hogs	$15,416	$339
Energy	932	1,640
Foreign currency	(365)	1.441
Interest rate swap	(2,895)	(1,396)

Total	$13,088	$2,024

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$7,630	$10,606
Energy	117	997
Foreign currency	(15,843)	(8,640)
Interest rate swap	(3,987)	(2,621)

Total	$(12,083)	$342

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     (A) Exhibits

3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (1)
3.2	Bylaws of S&C Holdco 3, Inc. (2)
10.28	Indemnification agreement dated December 23, 2004 between Swift Foods Company and Kate Lavelle
31.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

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

Date: January 12, 2005