Form 10-Q
period 2005-02-27
S&C HOLDCO 3 INC
filed 2005-04-11
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2005

or

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

     There is no market for the Registrant’s common stock. As of April 1, 2005, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM
February 27, 2005

		Page
		No.
	PART I. Financial Information

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	45

	PART II. Other Information

Item 1.	Legal Proceedings	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits	46

	Signatures	47
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 30, 2004	February 27, 2005
ASSETS

Current assets:
Cash and cash equivalents	$100,255	$63,348
Trade accounts receivable, net	329,944	336,150
Accounts receivable from related parties (Note 4)	33,466	—
Inventories	480,679	470,751
Other current assets	41,443	31,679
Current assets of discontinued operations	—	33,902

Total current assets	985,787	935,830

Property, plant and equipment, net	601,915	575,474
Goodwill	37,117	39,371
Other intangibles, net	32,398	27,857
Other assets	34,678	28,368
Non-current assets of discontinued operations	—	12,698

Total assets	$1,691,895	$1,619,598

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Short-term debt	$—	$16,000
Current portion of long-term debt	4,239	3,416
Accounts payable	246,888	210,457
Accounts payable to related parties (Note 4)	11,850	—
Accrued liabilities	190,902	190,566
Current liabilities of discontinued operations	—	44,480

Total current liabilities	453,879	464,919

Long-term debt, excluding current portion	632,269	629,021
Other non-current liabilities	115,514	122,621
Non-current liabilities of discontinued operations	—	4,200

Total liabilities	1,201,662	1,220,761

Commitments and contingencies (Notes 3 and 5)

Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 30, 2004 and February 27, 2005	—	—
Additional paid-in capital	365,378	354,169
Retained earnings (deficit)	83,820	(16,487)
Accumulated other comprehensive income	41,035	61,155

Total stockholder’s equity	490,233	398,837

Total liabilities and stockholder’s equity	$1,691,895	$1,619,598

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	February 22, 2004	February 27, 2005	February 22, 2004	February 27, 2005
Net sales (Note 4)	$2,132,125	$2,264,871	$6,949,273	$7,270,512
Cost of goods sold (Note 4)	2,163,340	2,249,706	6,800,799	7,120,222

Gross profit (loss)	(31,215)	15,165	148,474	150,290

Selling, general and administrative	18,370	30,501	86,040	92,895
Translation losses (gains)	(818)	545	438	(796)
Interest expense, net	16,010	18,006	51,845	51,507

Total expenses	33,562	49,052	138,323	143,606

Income (loss) from continuing operations before income taxes	(64,777)	(33,887)	10,151	6,684

Income tax expense (benefit)	(23,060)	(12,112)	3,689	2,444

Income (loss) from continuing operations	$(41,717)	$(21,775)	$6,462	$4,240
Income from discontinued operations, net of tax (Note 1)	1,024	1,054	2,918	3,012

Net income (loss)	$(40,693)	$(20,721)	$9,380	$7,252

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	February 22, 2004	February 27, 2005
Cash flows from operating activities:
Net income	$9,380	$7,252
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	60,064	59,541
Amortization of intangibles, debt issuance costs and accretion of bond discount	10,904	10,281
Stock-based compensation	985	2,674
Other items	559	1,075
Change in assets and liabilities	2,169	43,985

Net cash flows provided by operating activities	84,061	124,808

Cash flows from investing activities:
Net additions to property, plant and equipment	(50,848)	(30,543)
Proceeds from sales of property, plant and equipment	2,031	2,453
Notes receivable and other items	32	260

Net cash flows used in investing activities	(48,785)	(27,830)

Cash flows from financing activities:
Proceeds from debt issuance	12,365	16,000
Payments of long-term debt	(3,364)	(3,340)
Change in overdraft balances	(22,943)	(26,214)
Debt modification fees	—	(846)
Dividends paid	—	(121,442)

Net cash flows used in financing activities	(13,942)	(135,842)

Effect of exchange rates on cash	639	1,964
Cash of discontinued operations	—	(7)
Net change in cash and cash equivalents	21,973	(36,907)

Cash and cash equivalents, beginning of period	64,939	100,255

Cash and cash equivalents, end of period	$86,912	$63,348

Non-cash investing and financing activities:
Capital lease	$382	$—

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     S&C Holdco 3, Inc. (“Swift Holdings”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of Swift & Company (“Swift Operating”). The operations of Swift Operating and its subsidiaries constitute the operations of Swift Holdings presented under accounting principles generally accepted in the United States of America.

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

     On September 19, 2002, HMTF Rawhide, L.P. (the “Purchaser”), the partnership formed by Swift Holdings’ equity sponsors, acquired a 54% interest in the United States beef, pork and lamb processing business and the Australian beef business of ConAgra Foods Inc. (the “Transaction”) excluding (i) ConAgra Beef Company’s cattle feeding operations (the “domestic cattle feeding operations”) and (ii) Weld Insurance Company, Inc., Monfort Finance Company, Inc., and Monfort Construction Company. Subsequent to the Transaction the Purchaser owned approximately 54% of Swift Foods Company, ConAgra Foods owned approximately 45% and management of Swift Foods Company owned approximately 1%. In a related transaction, an indirect subsidiary of Swift Foods Company also acquired all of the common stock of the domestic cattle feeding operations, which are not part of the business of Swift Holdings and its subsidiaries.

     On July 30, 2004, the Purchaser gave notice of its exercise of the right to purchase all of the remaining common stock of Swift Foods Company held by ConAgra Foods and its affiliates. The purchase of such stock was completed on September 23, 2004 (the “Call Option”) for a purchase price of approximately $200 million including fees and direct costs of the transaction, and was funded by a credit facility obtained by a subsidiary of the Purchaser. Included in the fees related to the Call Option is $2.9 million paid to Hicks, Muse & Co. Partners L.P., an affiliate of the Purchaser, for services performed in conjunction with the Call Option. To effect the purchase of the shares held by ConAgra Foods, the Purchaser formed Rawhide Subsidiary 1 and Rawhide Subsidiary 3 along with other holding companies. Rawhide Subsidiary 1 was later renamed Swift Foods Company (“Swift Foods”) and Rawhide Subsidiary 3 was later renamed SFC Subsidiary Holdings, Inc. (“SFC”). The former Swift Foods Company (“Former Swift Foods”), incorporated in May 2002, was merged into SFC in November 2004 and all outstanding shares and options of Former Swift Foods common stock were exchanged for shares of Swift Foods on a 1 for 1 basis. Swift Foods owns 100% of the issued and outstanding capital stock of SFC, which in turn owns 100% of the issued and outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the issued and outstanding capital stock of Swift Holdings. Swift Holdings owns 100% of the issued and outstanding capital stock of Swift Operating. Generally Accepted Accounting Principles (“GAAP”) generally provides for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying financial statements of Swift Holdings do not reflect a new basis of accounting pursuant to Staff Accounting Bulletin (“SAB”) No. 54 (“SAB 54”). The guidance in SAB 54 allows the post-Call Option financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Call Option.

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

Recently Issued Accounting Pronouncements

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued. The Interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a variable interest entity, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the Interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003 and will become applicable for Swift Holdings in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. Swift Holdings believes it is reasonably possible that the domestic cattle feeding operations with which Swift Beef had a transitional live cattle supply agreement (see Note 4) could be deemed a variable interest entity under the recently revised rules. As discussed in Note 4, Swift Beef purchased at fair market value substantially all of the live cattle production of the domestic cattle feeding operations through December 31, 2004. As of September 24, 2004, the date of disposition of this investment, this business had total assets of approximately $340 million, of which approximately $300 million represents inventory, primarily cattle.

     On September 24, 2004 the common stock of Monfort Finance Company, Inc. (“Monfort”), the entity owning the domestic cattle feeding operations, was tendered to ConAgra Foods in full settlement of, and release from, all outstanding liabilities under Monfort’s term loan and revolving credit agreements, and the common stock of Monfort ceased to be an investment of Swift Foods. The settlement included an agreement to continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots was finished and delivered to Swift Beef’s processing facilities, and provided for the continuation of certain administrative and information technology services through December 31, 2004 to enable the domestic cattle feeding operations (which occupied a portion of Swift Operating’s Greeley, Colorado corporate headquarters) to transition itself to ConAgra Foods’ computer and other support systems. Swift Beef believes that sufficient supplies of cattle at market prices exist to meet its needs in 2005 and beyond.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. Swift Holdings does not expect the adoption of EITF 03-1 to have a material effect on its results of operations or financial condition.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. Swift Holdings does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.

     In November 2004, the EITF reached a consensus on Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” Paragraph 42 of FASB Statement No. 144 states that the operations of a component of an entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following criteria are met (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal. The EITF determined in Issue No. 03-13 that the evaluation of whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity depends on whether continuing cash flows have been or are expected to be generated and, if so, whether those continuing cash flows are direct or indirect, for which it gave further guidance on how to determine whether cash flows are direct or indirect. The EITF also gave guidance on the types of continuing involvement that constitute significant involvement in the operations of the disposed component. The FASB ratified the consensus reached by the EITF on November 30, 2004 and this consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Swift Holdings applied the guidance in EIFT 03-13 in determining that FJ Walker Foods should be reported as a discontinued operation; see “Discontinued Operations” below for further discussion.

     On December 16, 2004, the FASB issued SFAS 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be effective for periods beginning after June 15, 2005. Swift Holdings is currently evaluating option valuation methodologies and assumptions, and the transition alternatives permitted by SFAS 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies upon Swift Holdings’ adoption of SFAS 123R in its second quarter of fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB No. 107 (“SAB 107”). The guidance provided by SAB 107 clarifies certain issues related to the adoption of SFAS 123R and public companies. The bulletin provides the SEC’s views on share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP financial measures, and disclosures for first-time adoption in an interim period. Swift Holdings will evaluate the guidance provided by SAB 107 in conjunction with the adoption of SFAS 123R in its second quarter of fiscal 2006.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning June 15, 2005, with earlier application permitted. Swift Holdings does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations or cash flows.

Income Taxes

     On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes three provisions that may impact Swift Holdings’ effective tax rate. The first provision provides a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA, at an effective tax cost of 5.25% on any such repatriated foreign earnings. The second provision allows manufacturing concerns to take a new deduction; subject to limitation, equal to a portion of its manufacturing gross receipts. This deduction will not be available to Swift Holdings until its fiscal year 2006. Swift Holdings has begun an evaluation of these provisions; however, it is not expected to be able to complete a full evaluation of the effect of these provisions until after Congress or the Treasury Department provides additional clarifying language on key elements of the provisions. Swift Holdings expects to complete its evaluation of the effects of the repatriation provision and manufacturing deduction provision within a reasonable period of time following the publication of the additional clarifying language.

     The third provision included in the AJCA is the phase out of the extraterritorial income exclusion. Beginning on January 1, 2005, the tax benefit that has been utilized by Swift Holdings for export sales will gradually begin to phase out. Swift Holdings will take these new provisions into account in its tax provision as they become effective, which will result in an increase in Swift Holdings effective tax rate.

     Swift Holdings is currently evaluating the impact of electing to file consolidated tax returns in Australia. A possible benefit of the election is a step-up in tax assets. The impact of the election will be incorporated in the financial statements when a final determination is made.

Inventories

     The components of inventories, net of reserves, are as follows (in thousands):

	May 30, 2004	February 27, 2005
Livestock	$79,226	$101,429
Product inventories:
Work in progress	45,158	28,392
Finished goods	328,316	308,091
Supplies	27,979	32,839

	$480,679	$470,751

Property, Plant and Equipment

     Property, plant and equipment are comprised of the following (in thousands):

	May 30, 2004	February 27, 2005
Land	$11,419	$10,843
Buildings, machinery and equipment	617,550	625,240
Property and equipment under capital lease	26,449	20,560
Furniture, fixtures, office equipment and other	49,225	50,004
Construction in progress	21,848	27,054

	726,491	733,701

Less accumulated depreciation	(124,576)	(158,227)

	$601,915	$575,474

Goodwill and Other Intangible Assets

     Following is a rollforward of goodwill by segment for the thirty-nine weeks ended February 27, 2005 (in thousands):

			Translation
	May 30, 2004	Adjustments	Gains	February 27, 2005
Swift Beef	$1,028	$—	$—	$1,028
Swift Pork	12,681	—	—	12,681
Swift Australia	23,408	—	2,254	25,662

Total	$37,117	$—	$2,254	$39,371

     Other identifiable intangible assets as of May 30, 2004 and February 27, 2005 are as follows (in thousands):

	May 30, 2004			February 27, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Patents	$3,782	$(696)	$3,086	$3,782	$(1,005)	$2,777
Preferred Supplier Agreement (1)	28,202	(5,431)	22,771	28,146	(8,269)	19,877
Live Cattle Supply Agreement	1,482	(1,195)	287	1,482	(1,482)	—
Water Right Agreements	6,320	(66)	6,254	5,306	(103)	5,203

Total amortizing intangibles	$39,786	$(7,388)	$32,398	$38,716	$(10,859)	$27,857

     (1) As a result of the Call Option, discussed earlier in this footnote, the remaining useful life of the Preferred Supplier Agreement was re-evaluated by management and is being amortized on an accelerated basis over 20 years, which represents management’s estimate of the period of economic benefit.

     For the thirteen and thirty-nine weeks ended February 22, 2004 and February 27, 2005, Swift Operating recognized $1.4 million, $4.2 million, $0.8 million and $3.5 million of amortization expense, respectively.

     Based on amortizing assets recognized in Swift Operating’s balance sheet as of February 27, 2005, amortization expense for each of the next five fiscal years is estimated as follows (in thousands):

2005 (remaining)	$1,076
2006	2,798
2007	2,273
2008	2,114
2009	1,961

Other Current Assets

     Other Current Assets includes notes receivable from the City of Cactus, Texas. In December 2002, Swift Operating loaned $ 2.3 million to the City of Cactus, Texas (the “City”) for use by the City to secure acreage for the construction of the City’s new wastewater treatment plant. Swift Operating owns a beef processing facility as well as a wet blue hide processing facility which will be served by the new treatment plant. The loan was for an original 2-year term and accrued interest at 6%. The loan was amended in December 2004 to extend its maturity up to one year, and an additional loan in the amount of $3.5 million was made by Swift Operating to the City in January 2005. Swift Holdings is evaluating the impact of EITF 01-08 Determining Whether an Arrangement Contains a Lease as well as EITF 97-10 The Effect of Lessee Involvement in Asset Construction in order to determine whether, once capital investment is begun by the City, Swift Operating may be required to reflect the wastewater treatment facility as a capital asset (similar to a capital leased asset) as Swift Operating will be the primary user of the wastewater facility based on projections of volume of throughput. Interest income on the notes is recognized as an offset to interest expense (See Note 3).

Overdraft Balances

     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statements of cash flows. As of May 30, 2004 and February 27, 2005, bank overdrafts included in trade accounts payable were $127.4 million and $101.2 million, respectively. As of May 30, 2004 and February 27, 2005 Swift Holdings had $0 and $16 million in borrowings, respectively, on its revolving line of credit and these overdrafts were primarily funded with normal operating cash flows.

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

Comprehensive Income

     The components of comprehensive income for the periods indicated below are as follows (in thousands):

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	February 22, 2004	February 27, 2005	February 22, 2004	February 27, 2005
Net income (loss)	$(40,693)	$(20,721)	$9,380	$7,252
Other comprehensive income
Derivative adjustment, net of tax	769	(2,399)	(1,834)	(154)
Foreign currency translation adjustment, net of tax	15,589	(1,498)	36,568	20,274

Total comprehensive income	$(24,335)	$(24,618)	$44,114	$27,372

     The above derivative adjustments are net of tax of $0.5 million and $(1.5) million for the thirteen weeks ended February 22, 2004 and February 27, 2005, respectively, and ($1.1) million and $(0.1) million for the thirty-nine weeks ended February 22, 2004 and February 27, 2005, respectively. The above foreign currency translation adjustments are net of tax of $0.0 million and $(0.8) million for the thirteen weeks ended February 22, 2004 and February 27, 2005, respectively, and ($0.3) million and $5.7 million for the thirty-nine weeks ended February 22, 2004 and February 27, 2005, respectively.

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

     During the second quarter 2005 Swift Operating adopted the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, effective as of the beginning of fiscal year 2005. Swift Operating used the “modified prospective method” transition, as defined in SFAS No. 123, where employee stock-based compensation cost was recognized from May 31, 2004 as if the fair value based accounting method in SFAS No. 123 had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. For the thirteen and thirty-nine weeks ended February 27, 2005, compensation costs of $(0.04) million and $2.4 million were recognized. Included in the compensation cost recognized for the thirteen weeks ended February 27, 2005 is an adjustment to the compensation expense recognized in the second quarter of fiscal year 2005 based on a final valuation of the common stock of Swift Foods.

     During the quarter ended February 27, 2005, the Board of Directors of Swift Foods, the ultimate parent of Swift Holdings, granted 1,475,000 options to existing management stockholders as well as certain members of the Board of Directors. Compensation expense of $0.1 million was recognized in our Statement of Earnings related to the granting of these additional options to management. In addition, the Board of Directors authorized an additional 2,000,000 options, bringing the total number of authorized options to 21.5 million. The Board of Directors of Swift Foods also approved the sale of 657,095 additional shares of common stock of Swift Foods to certain members of management at a purchase price of $1.32 per share.

     Swift Operating determined the fair value for the stock options granted during the thirteen weeks ended February 27, 2005 using the Black-Scholes option pricing model. The assumption used in the calculation of the compensation cost was a risk-free interest rate of 3.54% with an expected remaining life of 4 years. As allowed, Swift Operating also used a zero volatility factor in estimating the value of stock options.

     As provided for under SFAS No. 148, the following table illustrates the effect on net income for the quarter and year-to-date if Swift Holdings had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for fiscal year 2004 (in thousands).

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	February 22, 2004	February 27, 2005	February 22, 2004	February 27, 2005
Net income (loss), as reported	$(40,693)	$(20,721)	$9,380	$7,252
Stock based compensation expense, net of tax	(76)	—	(144)	—
Pro forma net income (loss)	$(40,769)	$(20,721)	$9,236	$7,252

Discontinued Operations

     On February 19, 2005 Australia Meat Holdings Pty Limited, a wholly owned subsidiary of Swift Holdings entered into definitive agreements to sell its Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”), in two related transactions. The purchaser of the manufacturing assets is OSI International Foods (Australia) Pty Ltd, a wholly owned subsidiary of US based OSI Group, LLC. The purchaser of the distribution assets is McKey Distribution Pty Ltd., a wholly owned subsidiary of US based Keystone Foods, Inc. The value of the combined transaction is approximately AUD $108.5 million consisting of cash and assumed liabilities, and is subject to a closing adjustment on the anticipated closing date of April 3, 2005. The agreement is also subject to various closing conditions, and Swift Operating can give no assurance that this transaction will close. FJ Walker was included in the results of operations of the Swift Australia operating segment. Swift Holdings expects the sale of FJ Walker to result in a gain on disposal.

     The following results of operations and financial position of FJ Walker are presented as discontinued operations in the consolidated financial statements pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144.

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	February 22, 2004	February 27, 2005	February 22, 2004	February 27, 2005
Statement of earnings data:
Net sales	$119,851	$127,298	$321,383	$352,063
Income before income taxes	1,463	1,506	4,169	4,303
Income tax expense	439	452	1,251	1,291
Income from discontinued operations	1,024	1,054	2,918	3,012

February 27, 2005
Balance sheet data:
Current assets	$33,902
Property and equipment, net	12,698
Non-current assets	—

Assets of discontinued operations	$46,600

Current liabilities	$44,480
Non-current liabilities	4,200

Liabilities of discontinued operations	$48,680

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

     The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 30, 2004 and February 27, 2005, the fair value of derivatives recognized within other current assets was $21.1 million and $1.7 million, respectively. The fair value of derivatives recognized within accrued liabilities was $8.0 million and $4.7 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the thirteen weeks ended February 22, 2004 and February 27, 2005 Swift Operating recognized, in interest expense, an increase in fair value of $1.3 million and a decrease in fair value of $0.5 million, respectively, related to the swap. For the thirty-nine weeks ended February 22, 2004 and February 27, 2005 Swift Operating recognized, in interest expense, an increase in fair value of $0.1 million and $1.0 million, respectively, related to the swap. At May 30, 2004 and February 27, 2005, the fair value of the interest rate swap recognized within accrued liabilities was $2.9 million and $1.9 million, respectively.

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

     As of May 30, 2004 and February 27, 2005, the balance reflected in accumulated other comprehensive income was a $0.2 million net of tax gain and a $0.1 million net of tax loss, respectively. Swift Operating anticipates losses of $0.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

     Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond Swift Operating’s control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of February 27, 2005, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through August 2005. As of February 27, 2005, Swift Operating had derivative positions in place covering approximately less than 1% of its anticipated need for livestock and no derivative positions in place to cover natural gas consumption.

NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS

     The major components of debt are as follows (in thousands):

	May 30,	February 27,
	2004	2005
Short-term debt :
Revolving credit facility	$—	$16,000
Current portion of long-term debt (term loan)	2,000	2,000
Current portion of installment notes payable	1,014	364
Current portion of capital lease obligations	1,225	1,052

Current portion of long-term debt	4,239	3,416

Total short-term debt	4,239	19,416

	May 30,	February 27,
	2004	2005
Long-term debt:
Term loan facility, net of current portion	195,000	193,500
Senior notes, net of unamortized discount	254,767	256,634
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	11,719	11,448
Long-term capital lease obligations	20,783	17,439

Long-term debt, less current portion	632,269	629,021

Total debt	$636,508	$648,437

     As of February 27, 2005, Swift Operating had approximately $211.5 million of secured debt outstanding, approximately $32.0 million of outstanding letters of credit, and approximately $259.3 million of availability under its revolving credit facility. The remaining $42.7 million under the revolving credit facility was not immediately available for borrowings due to borrowing base limitations.

     A summary of the components of interest expense is presented below (in thousands):

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	February 22, 2004	February 27, 2005	February 22, 2004	February 27, 2005
Interest on:
Revolving credit facility	$1,557	$1,129	$4,100	$4,115
Term loan facility (approximately 4.4%, 4.8%, 4.4% and 4.7%)	2,208	2,408	6,625	6,894
Senior notes (10.125% rate)	6,747	6,784	20,372	20,309
Senior subordinated notes (12.50% rate)	4,662	4,687	13,996	14,035
Capital lease interest	425	405	1,289	1,229
Other miscellaneous interest charges	149	95	335	326
Interest rate swap	(1,825)	516	(1,271)	(1,425)
Amortization of deferred financing costs	1,647	1,712	4,833	4,995
Amortization of original issue discount	623	622	1,868	1,867
Less: Capitalized interest	(183)	(66)	(302)	(157)
Interest income	—	(286)	—	(681)

Total interest expense, net	$16,010	$18,006	$51,845	$51,507

     Financial Covenants - Swift Operating’s senior credit facilities contain financial covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.

     On September 13, 2004, Swift Operating amended the agreement for its senior credit facilities. This amendment resulted in a 0.75% reduction to the interest rate of the term loan borrowings.

     On November 17, 2004, Swift Operating amended the agreement for its senior credit facilities. This amendment resulted in a change to the calculation of the fixed charge ratio and other technical changes resulting from the Call Option discussed in Note 1.

     On March 4, 2005, Swift Operating amended the agreement for its senior credit facilities. This amendment permits Swift Holdings to issue up to $180 million of additional indebtedness. It also increased the aggregate amount of consideration that Swift Holdings can receive from asset sales and eliminated prepayment requirements from asset sales if aggregate revolving credit equals or exceeds $150 million.

     In conjunction with the amendments discussed above, Swift Holdings paid $1.0 million in bank fees. See Note 8, “Subsequent Events” for further discussion.

NOTE 4. RELATED PARTY TRANSACTIONS

     Purchases and Sales with ConAgra Foods - In connection with the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods. Sales to ConAgra Foods, which are included in net sales in the statements of earnings, were $171.0 million and $547.2 million for the thirteen and thirty-nine weeks ended February 22, 2004, respectively. As of September 23, 2004 ConAgra Foods ceased to be a related party with Swift Operating due to the Call Option (see Note 1 for further discussion of this transaction). Sales to ConAgra Foods included in net sales on the statement of earnings for the period prior to September 23, 2004 were $250.0 million for the thirty-nine weeks ended February 27, 2005. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in the statements of earnings, were $235.8 million and $770.4 million for the thirteen and thirty-nine weeks ended February 22, 2004, respectively. For the period prior to September 23, 2004, purchases totaling $233.2 million were included in cost of goods sold in the statements of earnings for the thirty-nine weeks ended February 27, 2005. These amounts include purchases made under the Cattle Supply Agreement referred to below. Within Swift Operating’s May 30, 2004 balance sheet are balances due to ConAgra Foods affiliates of $11.9 million and balances due from ConAgra Foods affiliates of $33.5 million. These balances include any payable or receivable related to the Cattle Supply Agreement, the By-Products Marketing Agreement and the Indemnity Side Letter.

     Monitoring and Oversight Agreement - In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly. Selling, general and administrative expenses for the thirteen and thirty-nine weeks ended February 22, 2004 and February 27, 2005 include $0.6 million, $1.8 million, $0.7 million and $2.2 million, respectively, related to this agreement. Included in the fees related to the Call Option, discussed in Note 1, is $2.9 million paid to Hick Muse Partners for services performed in conjunction with the Call Option.

     Transition Services Agreement - At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into a one-year transition services agreement (“Transition Services Agreement”) with ConAgra Foods pursuant to which, among other things, ConAgra Foods provided certain transition services, including information technology, accounting, risk management, market research and product brokerage services to Swift Operating, and Swift Operating provided certain transition services, including information technology, purchasing and human resources services to ConAgra Foods. The parties agreed, during the term, to use their commercially reasonable efforts to locate third party service providers to replace the services provided under the Transition Services Agreement. Such amounts, if paid, are included in cost of goods sold and selling, general and administrative expenses in the accompanying statements of earnings. Payments received from ConAgra Foods for services Swift Operating provided under this agreement for the thirteen and thirty-nine weeks ended February 22, 2004 were $0.1 million and $0.3 million, respectively. For these same periods, Swift Operating paid $0.1 million and $1.1 million, respectively, to ConAgra Foods for services provided to it under this agreement. This agreement terminated on September 20, 2003 and no payments have been made in the thirteen and thirty-nine weeks ended February 27, 2005.

     Live Cattle Supply Agreement - At the closing of the Transaction, Swift Beef and Monfort, the entity that operates the domestic cattle feeding operations, entered into a live cattle supply agreement (“Cattle Supply Agreement”) pursuant to which Swift Beef agreed to purchase all of the cattle produced by the domestic cattle feeding operations from such entity for processing at facilities owned by Swift Beef. The Cattle Supply Agreement terminated on September 19, 2004, the maturity date of the term loan and revolving credit facility between the domestic cattle feeding operations and ConAgra Foods. For the thirteen and thirty-nine weeks ended February 22, 2004, Swift Beef incurred $225.6 million and $739.6 million, respectively, under this agreement, which amount is included in cost of goods sold in the statements of earnings. For the period prior to September 19, 2004, Swift Beef incurred $211.9 million under this agreement, this amount is included in cost of goods sold in the statements of earnings for the thirty-nine weeks ended February 27, 2005.

     On September 24, 2004, the common stock of Monfort was tendered to ConAgra Foods in full settlement of, and release from, all outstanding obligations under Monfort’s credit facility. The settlement included an agreement to continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots was finished and delivered to Swift Beef’s processing facilities, or December 31, 2004, whichever was earlier. As the former ConAgra feedlots supplied approximately 40% of the Greeley plant’s processing needs, while the remaining 60% is provided by unrelated third parties, Swift Beef believes that sufficient supplies of cattle at market prices exist to meet its needs in 2005 and beyond.

     By-Products Marketing Agreement - On October 8, 2003, Swift Operating entered into a by-products marketing agreement (the “Marketing Agreement”) with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating sells to CTG certain by-products resulting from its processing of cattle and hogs in its US operations at prices in accordance with the agreement. The term of the agreement commenced May 26, 2003 and has been amended to extend the termination date to May 31, 2009. The parties split the pre-tax profits or losses resulting from CTG’s marketing of the by-products purchased based on a sliding scale. As of September 23, 2004, CTG ceased to be a related party with Swift Operating due to the Call Option (see Note 1 for further discussion of this transaction). The May 30, 2004 balance sheet included approximately $1.4 million in receivables from CTG. The consolidated statement of earnings for the thirteen and thirty-nine weeks ended February 22, 2004 include $0.2 million and $2.5 million, respectively, of income related to this agreement. For the period prior to September 23, 2004, the consolidated statement of earnings for the thirty-nine weeks ended February 27, 2005 include $0.7 million of income related to this agreement.

     On October 8, 2003, Swift Operating entered into a separate agreement for by-products marketing of its Australian operations with CTG pursuant to which Swift Operating sells certain by-products resulting from its processing of cattle at prices in accordance with the agreement. In addition, Swift Operating received the right to continue utilizing the existing business name “CTG Rendered Products” for by-products in Australia and New Zealand. The term of the agreement commenced May 26, 2003 and has been amended to extend the termination date to May 31, 2009. As of September 23, 2004 CTG ceased to be a related party with Swift Operating due to the Call Option (see Note 1 for further discussion of this transaction). Swift Australia had approximately $0.6 million on its balance sheet payable to CTG at May 30, 2004. The consolidated statement of earnings for the thirteen and thirty-nine weeks ended February 22, 2004 include $0.4 million and $0.6 million, respectively, of expense related to this agreement. For the period prior to September 23, 2004, the consolidated statement of earnings for the thirty-nine weeks ended February 27, 2005 include $0.5 million of expense related to this agreement.

     Indemnity Side Letter - In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction, and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. The May 30, 2004 and February 27, 2005 balance sheets include a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represents additional claims from customers seeking reimbursement for recall related costs.

     Dividend to Parent Company - During the first quarter of fiscal 2005, the Board of Directors declared a cash dividend of $121.4 million, payable to Former Swift Foods, which resulted in a reduction of retained earnings of $107.6 million and a reduction in additional paid in capital of $13.8 million. The dividend was paid on September 13, 2004.

     Share Purchase - During the third quarter of fiscal 2005, 25,000 shares of Swift Foods stock was purchased by a member of the Board of Directors at a price of $2.11 per share.

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

     Swift Operating is also a party to a number of other lawsuits and claims arising out of the operation of its businesses. Management believes the ultimate resolution of such matters should not have a material adverse effect on Swift Operating’s financial condition, results of operations or liquidity. Attorney fees are expensed as incurred.

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

     Swift Beef - The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef and other products. In addition, Swift Beef also sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries.

     Swift Pork - A significant portion of Swift Pork’s revenues are generated from the sale of fresh pork products, including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings, are predominantly sold to further processors who, in turn, manufacture bacon, sausage and deli and luncheon meats. The remaining sales are derived from by-products.

     Swift Australia - The majority of Swift Australia’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats and other products. Approximately 85% of the beef product sold by Swift Australia is derived from grass-fed animals. The remainder of Swift Australia’s beef products are derived from grain-fed animals that are sold primarily to Japan. Other sales are derived from our foods division, which produces value-added meat products including pizza toppings for Pizza Hut and meat patties for McDonalds. FJ Walker, a portion of the foods division that supplies McDonalds, is currently reported as discontinued operations as discussed in Note 1. Accordingly, the segment amounts for Swift Australia presented below have been adjusted to exclude the results of FJ Walker for all periods presented. The remaining sales are derived from our wholesale business which sells and distributes boxed meat products to brokers who in turn resell those products to end customers.

     Corporate and Other - This line item includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process.

     The following table presents segment results for the thirteen and thirty-nine weeks ended February 22, 2004 and February 27, 2005 (in thousands):

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	February 22, 2004	February 27, 2005	February 22, 2004	February 27, 2005
Net sales
Swift Beef	$1,317,799	$1,343,661	$4,513,728	$4,209,066
Swift Pork	462,853	532,441	1,392,660	1,705,014
Swift Australia	361,060	401,712	1,069,520	1,388,211
Corporate and Other	(9,587)	(12,943)	(26,635)	(31,779)

Total	$2,132,125	$2,264,871	$6,949,273	$7,270,512

Depreciation and amortization
Swift Beef	$12,960	$11,261	$38,080	$35,395
Swift Pork	4,545	4,880	13,499	14,208
Swift Australia	3,855	4,071	10,620	11,470
Corporate and Other	56	19	375	52

Total	$21,416	$20,231	$62,574	$61,125

EBITDA
Swift Beef	$(70,448)	$(39,570)	$21,320	$(62,221)
Swift Pork	31,657	31,159	87,423	101,892
Swift Australia	11,573	12,730	15,860	79,562
Corporate and Other	(133)	31	(33)	83

Total	(27,351)	4,350	124,570	119,316

Interest expense, net	(16,010)	(18,006)	(51,845)	(51,507)
Depreciation and amortization	(21,416)	(20,231)	(62,574)	(61,125)

Total income (loss) from continuing operations before income taxes	$(64,777)	$(33,887)	$10,151	$6,684

     Total assets by segment are as follows (in thousands):

	May 30, 2004	February 27, 2005
Total assets
Swift Beef	$772,237	$727,003
Swift Pork	281,074	302,952
Swift Australia	527,441	514,965
Corporate, Other and Eliminations	111,143	28,078
Discontinued Operations	—	46,600

Total	$1,691,895	$1,619,598

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

     The following condensed consolidating financial statements set forth Swift Operating’s balance sheets as of May 30, 2004 and February 27, 2005, Swift Operating’s statements of earnings for the thirteen and thirty-nine weeks ended February 22, 2004 and February 27, 2005 and Swift Operating’s statements of cash flows for the thirty-nine weeks ended February 22, 2004 and February 27, 2005. Effective with the date of the Transaction, the senior notes and the senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information is presented under the following column headings: Parent Guarantor, Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors. “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of Swift Operating, which include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift

Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.

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

     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction, for the thirteen weeks ended February 22, 2004 and February 27, 2005, amounts of $3.4 million and $2.7 million, respectively, and for the thirty-nine weeks ended February 22, 2004 and February 27, 2005 $9.8 million and $8.8 million, respectively, were reflected as interest expense of the Subsidiary Non-Guarantors and interest income of Swift Operating in the accompanying statements of earnings.

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

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
February 27, 2005
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS

Current assets:
Cash and cash equivalents	$—	$52,442	$1,699	$9,207	$—	$63,348
Accounts receivables, net	—	8,252	260,413	77,119	(9,634)	336,150
Inventories	—	—	302,754	167,997	—	470,751
Other current assets	—	6,738	21,545	3,396	—	31,679
Current assets of discontinued operations	—	—	—	33,902	—	33,902

Total current assets	—	67,432	586,411	291,621	(9,634)	935,830
Property, plant and equipment, net	—	—	405,071	170,403	—	575,474
Intercompany receivable	—	751,564	—	—	(751,564)	—
Goodwill	—	—	13,709	25,662	—	39,371
Other intangibles, net	—	—	20,977	6,880	—	27,857
Other assets	—	106,316	634	6,342	(84,924)	28,368
Net investment and advances in subsidiaries	398,837	206,997	—	—	(605,834)	—
Non-current assets of discontinued operations	—	—	—	12,698	—	12,698

Total assets	$398,837	$1,132,309	$1,026,802	$513,606	$(1,451,956)	$1,619,598

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Short-term debt	$—	$16,000	$—	$—	$—	$16,000
Current portion of long-term debt	—	2,364	1,052	5,100	(5,100)	3,416
Accounts payable	—	15,128	128,497	66,832	—	210,457
Intercompany payable	—	—	739,159	12,405	(751,564)	—
Accrued liabilities	—	58,817	79,706	56,577	(4,534)	190,566
Current liabilities of discontinued operations	—	—	—	44,480	—	44,480

Total current liabilities	—	92,309	948,414	185,394	(761,198)	464,919
Long-term debt, excluding current portion	—	611,581	17,440	84,924	(84,924)	629,021
Other non-current liabilities	—	29,582	67,387	25,652	—	122,621
Non-current liabilities of discontinued operations	—	—	—	4,200	—	4,200

Total liabilities	—	733,472	1,033,241	300,170	(846,122)	1,220,761
Commitments and contingencies	—	—	—	—	—	—
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	354,169	354,169	—	—	(354,169)	354,169
Retained earnings	(16,487)	(16,487)	(6,459)	62,535	(39,589)	(16,487)
Accumulated other comprehensive income	61,155	61,155	18	75,901	(137,074)	61,155

Total stockholder’s equity	398,837	398,837	(6,439)	213,436	(605,834)	398,837

Total liabilities and stockholder’s equity	$398,837	$1,132,309	$1,026,802	$513,606	$(1,451,956)	$1,619,598

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS

	Thirteen Weeks Ended February 22, 2004
			(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$(42)	$1,869,384	$262,783	$—	$2,132,125
Cost of goods sold	—	—	1,909,413	253,927	—	2,163,340

Gross profit (loss)	—	(42)	(40,029)	8,856	—	(31,215)

Selling, general and administrative	—	—	15,210	3,160	—	18,370
Translation losses (gains)	—	—	13	(831)	—	(818)
Interest expense (income)	—	(3,425)	14,590	4,845	—	16,010

	—	(3,425)	29,813	7,174	—	33,562

Income (loss) of continuing operations before income taxes	—	3,383	(69,842)	1,682	—	(64,777)

Income tax expense (benefit)	—	1,100	(24,664)	504	—	(23,060)

Income (loss) of continuing operations before equity in earnings of unconsolidated subsidiaries	—	2,283	(45,178)	1,178	—	(41,717)
Income from discontinued operations, net of tax	—	—	—	1,024	—	1,024
Equity in earnings of unconsolidated subsidiaries	(40,693)	(42,976)	—	—	83,669	—

Net income (loss)	$(40,693)	$(40,693)	$(45,178)	$2,202	$83,669	$(40,693)

	Thirty-Nine Weeks Ended February 22, 2004
			(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$6,163,865	$785,408	$—	$6,949,273
Cost of goods sold	—	—	6,030,134	770,665	—	6,800,799

Gross profit	—	—	133,731	14,743	—	148,474

Selling, general and administrative	—	—	71,771	14,269	—	86,040
Translation losses	—	—	384	54	—	438
Interest expense (income)	—	(9,781)	47,873	13,753	—	51,845

	—	(9,781)	120,028	28,076	—	138,323

Income (loss) of continuing operations before income taxes	—	9,781	13,703	(13,333)	—	10,151

Income tax expense (benefit)	—	3,362	4,327	(4,000)	—	3,689

Income (loss) of continuing operations before equity in earnings of unconsolidated subsidiaries	—	6,419	9,376	(9,333)	—	6,462
Income from discontinued operations, net of tax	—	—	—	2,918	—	2,918
Equity in earnings of unconsolidated subsidiaries	9,380	2,961	—	—	(12,341)	—

Net income (loss)	$9,380	$9,380	$9,376	$(6,415)	$(12,341)	$9,380

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS

	Thirteen Weeks Ended February 27, 2005
			(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$1,949,768	$315,103	$—	$2,264,871
Cost of goods sold	—	—	1,948,967	300,739	—	2,249,706

Gross profit	—	—	801	14,364	—	15,165

Selling, general and administrative	—	—	25,894	4,607	—	30,501
Translation loss	—	—	—	545	—	545
Interest expense (income)	—	(2,942)	17,197	3,751	—	18,006

	—	(2,942)	43,091	8,903	—	49,052

Income (loss) before income taxes	—	2,942	(42,290)	5,461	—	(33,887)

Income tax expense (benefit)	—	2,541	(16,291)	1,638	—	(12,112)

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	401	(25,999)	3,823	—	(21,775)
Income from discontinued operations, net of tax	—	—	—	1,054	—	1,054
Equity in earnings of unconsolidated subsidiaries	(20,721)	(21,122)	—	—	41,843	—

Net income (loss)	$(20,721)	$(20,721)	$(25,999)	$4,877	$41,843	$(20,721)

	Thirty-Nine Weeks Ended February 27, 2005
			(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$6,181,757	$1,088,755	$—	$7,270,512
Cost of goods sold	—	—	6,113,260	1,006,962	—	7,120,222

Gross profit	—	—	68,497	81,793	—	150,290

Selling, general and administrative	—	—	76,831	16,064	—	92,895
Translation gain	—	—	(8)	(788)	—	(796)
Interest expense (income)	—	(9,076)	48,292	12,291	—	51,507

	—	(9,076)	125,115	27,567	—	143,606
Income (loss) before income taxes	—	9,076	(56,618)	54,226	—	6,684

Income tax expense (benefit)	—	2,634	(16,458)	16,268	—	2,444

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	6,442	(40,160)	37,958	—	4,240
Income from discontinued operations, net of tax	—	—	—	3,012	—	3,012
Equity in earnings of unconsolidated subsidiaries	7,252	810	—	—	(8,062)	—

Net income (loss)	$7,252	$7,252	$(40,160)	$40,970	$(8,062)	$7,252

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended February 22, 2004
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$—	$17,930	$94,235	$(28,104)	$—	$84,061

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(40,340)	(10,508)	—	(50,848)
Proceeds from sales of property, plant and equipment	—	405	1,416	210	—	2,031
Notes receivable and other items	—	(39,968)	—	—	40,000	32

Net cash flows used in investing activities	—	(39,563)	(38,924)	(10,298)	40,000	(48,785)

Cash flows from financing activities:
Proceeds from debt issuance	—	12,365	—	45,871	(45,871)	12,365
Payments of long-term debt	—	(1,701)	(1,630)	(5,904)	5,871	(3,364)
Change in overdraft balances	—	(11,343)	(7,909)	(3,691)	—	(22,943)
Net investments and advances/(distributions)	—	43,225	(47,615)	4,390	—	—

Net cash flows provided by (used in) financing activities	—	42,546	(57,154)	40,666	(40,000)	(13,942)

Effect of exchange rates on cash	—	—	—	639	—	639

Net change in cash and cash equivalents	—	20,913	(1,843)	2,903	—	21,973

Cash and cash equivalents, beginning of period	—	53,695	4,432	6,812	—	64,939

Cash and cash equivalents, end of period	$—	$74,608	$2,589	$9,715	$—	$86,912

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended February 27, 2005
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by operating activities	$—	$15,281	$38,357	$71,170	$—	$124,808

Cash flows from investing activities:
Net additions to property, plant and equipment	—	—	(16,410)	(14,133)	—	(30,543)
Proceeds from sales of property, plant and equipment	—	—	2,164	289	—	2,453
Notes receivable and other items	—	48,160	—	—	(47,900)	260

Net cash flows provided by (used in) investing activities	—	48,160	(14,246)	(13,844)	(47,900)	(27,830)

Cash flows from financing activities:
Proceeds from debt issuance	—	16,000	—	31,100	(31,100)	16,000
Payments of long-term debt	—	(1,763)	(1,389)	(79,188)	79,000	(3,340)
Change in overdraft balances	—	90	(7,498)	(18,806)	—	(26,214)
Debt modification fees	—	(846)	—	—	—	(846)
Dividends Paid	—	(121,442)	—	—	—	(121,442)
Net investments and advances/(distributions)	—	9,572	(15,966)	6,394	—	—

Net cash flows used in financing activities	—	(98,389)	(24,853)	(60,500)	47,900	(135,842)

Effect of exchange rates on cash	—	—	—	1,964	—	1,964
Cash of discontinued operations	—	—	—	(7)	—	(7)

Net change in cash and cash equivalents.	—	(34,948)	(742)	(1,217)	—	(36,907)

Cash and cash equivalents, beginning of period	—	87,390	2,441	10,424	—	100,255

Cash and cash equivalents, end of period	$—	$52,442	$1,699	$9,207	$—	$63,348

NOTE 8. SUBSEQUENT EVENTS

   Debt Offering

     On March 11, 2005, Swift Holdings, together with Swift Foods, entered into a purchase agreement (the “Purchase Agreement”) with a group of qualified institutional buyers managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC (the “Purchasers”). Pursuant to the Purchase Agreement, Swift Holdings sold to the Purchasers $105 million principal aggregate amount of its 11.00% Senior Notes due March 11, 2010 (the “Senior Notes”) and Swift Foods sold to the Purchasers $75 million principal aggregate amount of its 10.25% Convertible Senior Subordinated Notes due March 11, 2010 (the “Convertible Notes” and together with the Senior Notes, the “Notes”). Interest rates on the Notes will be 1% higher if interest is paid in kind. Swift Holdings is a guarantor of the Convertible Notes. Swift Foods is a guarantor of the Senior Notes. In connection with the offer and sale of the Notes, Swift Foods paid advisory and related transaction fees in an amount of approximately $6.2 million.

     The sale of the Notes was not registered under the Securities Act of 1933 (the “Securities Act”), and the Notes were sold to the Purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. On March 10, 2005, the Board of Directors of Swift Foods authorized a dividend totaling an aggregate amount of $195.6 million, or approximately $0.86 per share to each common stockholder of Swift Foods. The dividend was comprised of proceeds from the issuance of the Notes, after deducting related fees and expenses, together with approximately $15.8 million of available cash held by Swift Foods. To fund this dividend Swift Holdings paid a dividend to Swift Foods in the amount of $93.7 million. For dividend purposes, due to limitations on dividend payments contained in the existing Swift Operating credit facilities and indentures, an amount of $11 million has been retained by Swift Operating and will be paid as a dividend to stockholders of Swift Foods once the limitation on transfer of cash is satisfied, estimated to be during the fourth quarter of fiscal year 2005. The limitation is defined in the Senior Credit Agreement as the Restricted Payment Allowance and in the Senior Notes and Senior Subordinated Notes of Swift Operating as the Restricted Payment Covenant and is based on the attainment of certain levels of cumulative consolidated net income by Swift Operating. Simultaneous with the declaration of the dividend, Swift Foods authorized the re-pricing of its outstanding stock options (totaling approximately 20.3 million options) to the extent necessary to reflect the dilution resulting from such dividend.

     Discontinued Operations

     On February 19, 2005 Australia Meat Holdings Pty Limited, a wholly owned subsidiary of Swift Holdings entered into definitive agreements to sell its Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”), in two related transactions. These transactions closed as expected on April 4, 2005 resulting in a gain on disposal to Swift Operating. This gain will be reflected in the results of Swift Operating for its fourth quarter of fiscal 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans, and strategies or anticipated events, and similar statements concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live cattle, hogs, raw materials and supplies, food safety, livestock disease, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, compliance with covenants of loan agreements, the cost of compliance with environmental and health standards, adverse results from on-going litigation and the actions of domestic and foreign governments. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of Swift Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2004, which should be read in conjunction with this report.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended May 30, 2004. During the thirty-nine weeks ended February 27, 2005, we adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which requires us to recognize employee stock-based compensation cost in our net earnings from May 31, 2004 as if the fair value based accounting method in SFAS No. 123 had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. See Note 1 to our consolidated financial statements contained in Item 1 “Financial Statements” in this Form 10-Q for further discussion of the adoption of SFAS No. 123. We made no other changes to our policies during the thirty-nine weeks ended February 27, 2005.

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

     In the current year seasonality did not follow expected historical trends largely due to the impacts of border closures subsequent to the bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or “BSE”) incidents in the prior year, as discussed below.

     United States BSE Outbreak — On December 23, 2003, the United States Department of Agriculture (“USDA”) reported the first apparent case of BSE in the United States after performing preliminary tests on a cow slaughtered in Washington. Additional testing of the samples performed in the United Kingdom confirmed the findings on December 25, 2003. Following the announcement, the USDA recalled approximately 10,000 pounds of beef that originated from the Washington slaughter facility, and a number of countries, including Mexico, Japan, South Korea, Australia, Taiwan, Singapore, Malaysia, Russia and China, temporarily banned the import of US beef. Mexico, Japan and South Korea are the top three importers of US beef by volume according to the US Meat Export Federation. During fiscal 2003 and the six months ended November 23, 2003, periods prior to the import bans, these three countries collectively accounted for approximately 85% and 87%, respectively, of Swift Operating’s US beef exports, representing 11% and 14% of Swift Operating’s total beef sales for these periods.

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

     The border to Mexico opened during March 2004 to specified boxed beef products from animals under 30 months of age, however the impact to date on the US beef industry has been marginal. US beef industry production levels for the thirty-nine weeks ended February 27, 2005 remain roughly 6% below year-ago levels, a situation that has existed since the US border was opened in September 2003 to Canadian boxed beef from animals under 30 months of age but was kept closed to imports of live animals. In January 2005 the USDA published a final rule, which was to have been effective March 7, 2005, reopening the Canadian border to imports of live cattle that are younger than 30 months of age and to imports of meat and meat products derived from animals of that age. On March 2, 2005, at the request of R-CALF USA, a cattle producers’ group, the United States District Court for the District of Montana placed an injunction on the implementation of the final rule. The USDA has appealed the ruling. It is not possible to predict if, when, or under what conditions the Canadian border will reopen.

Selected Unaudited Financial Data

     We provide the following supplemental financial data to assist in understanding our operating results. EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash from operations as defined by Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to cash flow or operating income as measured by GAAP. We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results with other companies on the basis of operating performance, leverage and liquidity. However, since EBITDA is not defined by GAAP it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry. Further, EBITDA is the starting point in the calculation of “Adjusted EBITDA” which is a defined term in our credit facilities and is the numerator in the company’s existing financial covenants under those credit agreements. As such, we believe providing EBITDA information will assist our current lenders and our investors with a better understanding of the calculation of those covenant ratios periodically.

			Swift	Corporate &
Thirteen Weeks Ended February 22, 2004	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
EBITDA	$(70,448)	$31,657	$11,573	$(133)	$(27,351)
Interest (expense) income, net	(9,334)	(5,256)	(4,845)	3,425	(16,010)
Depreciation and amortization	(12,960)	(4,545)	(3,855)	(56)	(21,416)

Income (loss) from continuing operations before income taxes — GAAP	$(92,742)	$21,856	$2,873	$3,236	$(64,777)

			Swift	Corporate &
Thirteen Weeks Ended February 27, 2005	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
EBITDA	$(39,570)	$31,159	$12,730	$31	$4,350
Interest (expense) income, net	(9,002)	(8,196)	(3,750)	2,942	(18,006)
Depreciation and amortization	(11,261)	(4,880)	(4,071)	(19)	(20,231)

Income (loss) from continuing operations before income taxes — GAAP	$(59,833)	$18,083	$4,909	$2,954	$(33,887)

			Swift	Corporate &
Thirty-Nine Weeks Ended February 22, 2004	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
EBITDA	$21,320	$87,423	$15,860	$(33)	$124,570
Interest (expense) income, net	(30,508)	(17,365)	(13,753)	9,781	(51,845)
Depreciation and amortization	(38,080)	(13,499)	(10,620)	(375)	(62,574)

Income (loss) from continuing operations before income taxes — GAAP	$(47,268)	$56,559	$(8,513)	$9,373	$10,151

			Swift	Corporate &
Thirty-Nine Weeks Ended February 27, 2005	Swift Beef	Swift Pork	Australia	Other	Total
(in thousands)
EBITDA	$(62,221)	$101,892	$79,562	$83	$119,316
Interest (expense) income, net	(25,278)	(23,014)	(12,293)	9,078	(51,507)
Depreciation and amortization	(35,395)	(14,208)	(11,470)	(52)	(61,125)

Income (loss) from continuing operations before income taxes — GAAP	$(122,894)	$64,670	$55,799	$9,109	$6,684

Last Twelve Months (“LTM”) EBITDA
(in thousands)

	Thirty-Nine Weeks		Thirty-Nine Weeks
	Ended	Fiscal Year Ended	Ended	LTM Ended
Total Swift & Company	February 22, 2004	May 30, 2004	February 27, 2005	February 27, 2005 (a)
EBITDA	$124,570	$220,044	$119,316	$214,790
Interest expense, net	(51,845)	(73,369)	(51,507)	(73,031)
Depreciation and amortization	(62,574)	(84,267)	(61,125)	(82,818)

Income from continuing operations before income taxes - GAAP	$10,151	$62,408	$6,684	$58,941

Swift Beef
EBITDA	$21,320	$44,321	$(62,221)	$(39,220)
Interest expense, net	(30,508)	(42,929)	(25,278)	(37,699)
Depreciation and amortization	(38,080)	(50,639)	(35,395)	(47,954)

Loss from continuing operations before income taxes - GAAP	$(47,268)	$(49,247)	$(122,894)	$(124,873)

Swift Pork
EBITDA	$87,423	$132,619	$101,892	$147,088
Interest expense, net	(17,365)	(24,355)	(23,014)	(30,004)
Depreciation and amortization	(13,499)	(18,377)	(14,208)	(19,086)

Income from continuing operations before income taxes - GAAP	$56,559	$89,887	$64,670	$97,998

Swift Australia
EBITDA	$15,860	$42,814	$79,562	$106,516
Interest expense, net	(13,753)	(19,891)	(12,293)	(18,431)
Depreciation and amortization	(10,620)	(14,862)	(11,470)	(15,712)

Income (loss) from continuing operations before income taxes - GAAP	$(8,513)	$8,061	$55,799	$72,373

Corporate and Other
EBITDA	$(33)	$290	$83	$406
Interest income, net	9,781	13,806	9,078	13,103
Depreciation and amortization	(375)	(389)	(52)	(66)

Income from continuing operations before income taxes - GAAP	$9,373	$13,707	$9,109	$13,443

(a)	This column is derived by deducting the thirty-nine weeks ended February 22, 2004 from the fiscal year ended May 30, 2004, and adding the thirty-nine weeks ended February 27, 2005.

Results of Operations

   Thirty-nine weeks ended February 27, 2005 compared to thirty-nine weeks ended February 22, 2004

     Net Sales. Net sales for the thirty-nine weeks ended February 27, 2005 increased $321.2 million, or 4.6%, as compared to the thirty-nine weeks ended February 22, 2004, primarily reflecting 24.2% higher sales prices for Swift Pork on 1.4% lower volumes, as well as 25.8% higher prices on 3.2% higher volumes for Swift Australia, partially off-set by lower Swift Beef sales as a result of 5.2% higher selling prices coupled with a 11.4% reduction in sales volumes. Included in the Australian increase in selling prices is an increase in the Australian dollar to US dollar exchange rate of approximately 5.5% from the comparative thirty-nine weeks of the prior fiscal year.

     Cost of Goods Sold. Cost of goods sold increased $319.4 million for the thirty-nine weeks ended February 27, 2005 as compared to the thirty-nine weeks ended February 22, 2004. Excluding the $43.0 million one-time charge related to BSE discussed below, Cost of Goods Sold increased $362.4 million or 5.4% over the prior period primarily due to 6.1% higher raw material costs on 4.1% lower volumes. US beef industry cattle prices continued to struggle to reach equilibrium with the imbalance largely due to the continued difficulty identifying alternative markets for many products which had been exported prior to the December 2003 border closings as a result of BSE. The current thirty-nine week results were also impacted by slightly higher labor costs and 4.3% higher utility and packaging costs related to overall energy inflation.

     During the third quarter of the prior year we recorded a charge to earnings totaling $43.0 million due to the market impacts of the closure of international borders as a result of the single BSE incident in late December 2003. This charge, recorded in cost of goods sold in our statements of earnings, reflected the rapid decline in the sales value of product bound for export markets. In addition, the border closings resulted in volatility in the US markets for finished goods and live cattle. The finished goods markets were impacted as a result of the return of certain beef products, most notably trim used by ground beef producers.

     US beef industry cattle prices continued to struggle to reach equilibrium with the imbalance largely due to the continued difficulty in identifying alternative markets for many products which had been exported prior to the December 2003 border closings as a result of BSE as well as the continued denial of access to Canadian livestock while the import of Canadian boxed beef manufactured from those same livestock continues.

     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 2.1% for the thirty-nine weeks ended February 27, 2005 and February 22, 2004. Gross margin percentages were relatively flat between the two periods as the higher selling prices in the thirty-nine weeks ended February 27, 2005 were accompanied by higher raw material costs as discussed above.

     Selling, General and Administrative. Selling, general and administrative expenses were $92.9 million for the thirty-nine weeks ended February 27, 2005 as compared to $86.0 million for the thirty-nine weeks ended February 22, 2004. These expenses increased by $6.9 million, or 8%, primarily related to increases in advertising & promotion costs related to new product rollouts as well as increases in professional services and consulting costs.

     Interest Expense. Interest expense for the thirty-nine weeks ended February 27, 2005 was $51.5 million as compared to $51.8 million for the thirty-nine weeks ended February 22, 2004. See “Liquidity and Capital Resources” for further discussion of interest expense.

     Other Items. Our operating results during the thirty-nine weeks ended February 27, 2005 were impacted by a translation gain of $0.8 million related to hedging gains on U.S. dollar denominated borrowings with Swift Australia, which averaged $20.2 million during the period, while the corresponding thirty-nine week period in the prior year was impacted by a $0.4 million translation loss due to hedging losses on those intercompany borrowings.

     Income Taxes. For the thirty-nine weeks ended February 27, 2005 our effective tax rate was approximately 36.6% as compared to the thirty-nine weeks ended February 22, 2004, for which our effective tax rate was 36.3%.

   Thirteen weeks ended February 27, 2005 compared to thirteen weeks ended February 22, 2004

     Net Sales. Net sales for the thirteen weeks ended February 27, 2005 increased $132.7 million, or 6.2%, as compared to the thirteen weeks ended February 22, 2004, primarily reflecting 19.9% higher sales prices offset by 4.0% lower volumes for Swift Pork, as well as 12.8% higher prices on 2.1% lower volumes for Swift Australia, partially off-set by 6.6% higher selling prices coupled with a 4.3% reduction in sales volumes for Swift Beef. Included in the Australian increase in selling prices is an increase in the Australian dollar to US dollar exchange rate of approximately 1.8% from the comparative thirteen weeks of the prior fiscal year.

     Cost of Goods Sold. Cost of goods sold increased $86.4 million, for the thirteen weeks ended February 27, 2005 as compared to the thirteen weeks ended February 22, 2004. Excluding the $43.0 million one-time charge related to BSE in the prior period, Cost of Goods Sold increased $129.4 million or 6.1% primarily due to 6.1% higher raw material costs on 4.0% lower volumes. US beef industry cattle prices continued to struggle to reach equilibrium with the imbalance largely due to the continued difficulty in identifying alternative markets for many products which had been exported prior to the December 2003 border closings as a result of

BSE. The current thirteen week results were also impacted by slightly higher labor costs and 8.1% higher utility and packaging costs related to overall energy inflation.

     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 0.7% for the thirteen weeks ended February 27, 2005 as compared to (1.5)% for the thirteen weeks ended February 22, 2004. The prior year comparative period included the recording of a one-time charge totaling $43.0 million related to the BSE incident in December 2003, as well as the impacts of the resulting export market closures.

     Selling, General and Administrative. Selling, general and administrative expenses were $30.5 million for the thirteen weeks ended February 27, 2005 as compared to $18.4 million for the thirteen weeks ended February 22, 2004. These expenses increased by $12.1 million, or 65.8%, primarily related to increases in advertising and promotion, professional services and consulting costs. In addition, following the recording of the BSE charge in the comparative quarter of the prior year, we reduced the year-to-date management incentive accruals that had been accrued in the periods prior to the incident.

     Interest Expense. Interest expense for the thirteen weeks ended February 27, 2005 was $18.0 million as compared to $16.0 million during the period ended February 22, 2004. The increase is primarily due to a $1.3 million gain in fair value of a fixed to variable rate interest rate swap recorded in the thirteen weeks ended February 22, 2004, while the quarter ended February 27, 2005 included a $0.5 million loss on the same item. See “Liquidity and Capital Resources” for further discussion of this item.

     Other Items. Our operating results during the quarter ended February 27, 2005 were impacted by a translation loss of $0.5 million related to hedging losses on U.S. dollar denominated borrowings with Swift Australia which averaged $5.6 million during the quarter, while the comparative period of the prior year included a translation gain of $0.8 million related to hedging gains on these same borrowings.

     Income Taxes. For the thirteen weeks ended February 27, 2005 our effective tax rate was approximately 35.7% as compared to the thirteen weeks ended February 22, 2004, for which our effective tax rate was approximately 35.6%.

Segment Results

     The following table presents segment results for the thirty-nine weeks ended February 22, 2004 and February 27, 2005 (in thousands):

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Sales	Volume	Average Sales Price
	February 22, 2004	February 27, 2005	Change	Change	Change
Net sales
Swift Beef	$4,513,728	$4,209,066	$(304,662)	(11.4)%	5.2%
Swift Pork	1,392,660	1,705,014	312,354	(1.4)%	24.2%
Swift Australia	1,069,520	1,388,211	318,691	3.2%	25.8%
Corporate and Other	(26,635)	(31,779)	(5,144)	N/A	N/A

Total	$6,949,273	$7,270,512	$321,239	(4.1)%	16.1%

Depreciation and amortization
Swift Beef	$38,080	$35,395
Swift Pork	13,499	14,208
Swift Australia	10,620	11,470
Corporate and Other	375	52

Total	$62,574	$61,125

EBITDA (1)
Swift Beef	$21,320	$(62,221)
Swift Pork	87,423	101,892
Swift Australia	15,860	79,562
Corporate and Other	(33)	83

Total	124,570	119,316

Interest expense, net	(51,845)	(51,507)
Depreciation and amortization	(62,574)	(61,125)

Total income from continuing operations before income taxes	$10,151	$6,684

(1)	See “Selected Unaudited Financial Data” above for additional information reconciling segment EBITDA to income from continuing operations before income taxes.

   Thirty-nine weeks ended February 27, 2005 compared to thirty-nine weeks ended February 22, 2004

  Swift Beef

     Net Sales. Net sales of Swift Beef were $4,209.1 million for the thirty-nine weeks ended February 27, 2005 as compared to $4,513.7 million for the thirty-nine weeks ended February 22, 2004. The sales decrease of $304.7 million, or 6.7%, reflects 5.2% higher selling prices on lower volumes reflecting reduction in our international sales channel following the December 2003 border closings to US Beef exports. Sales volumes were approximately 11.4% lower than year ago levels as a result of the border closing and the sustained high prices for finished box beef products, which allowed retailers to look to alternate relatively lower priced proteins such as pork and poultry.

     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $35.4 million for the thirty-nine weeks ended February 27, 2005 as compared to $38.1 million for the thirty-nine weeks ended February 22, 2004. The decrease of $2.7 million, or 7.1%, resulted primarily from the impact of assets becoming fully depreciated as compared to assets placed in service.

     EBITDA. EBITDA of Swift Beef was $(62.2) million for the thirty-nine weeks ended February 27, 2005 as compared to $21.3 million for the thirty-nine weeks ended February 22, 2004. Excluding the $43.0 million one-time charge related to BSE, EBITDA for the prior year thirty-nine weeks was $64.3 million. The decrease in EBITDA excluding this charge was $126.5 million, which reflected a 6.7% decrease in beef sales made up of 5.2% higher prices on a 11.4% reduction in volumes, with 7.4% higher raw material costs more than offsetting the 5.2 % increase in selling prices per unit. US Beef live cattle prices continue at levels which do not reflect the reduction in sales value of the offal and variety meats items formerly sold into export markets.

     Gross margin percentages (gross profit as a percent of net sales) were (1.2)% for the thirty-nine weeks ended February 27, 2005 as compared to 0.7% for the prior thirty-nine weeks. The decrease in gross margin is a result of the above mentioned loss of export markets and continued high prices for raw materials, more than offsetting the higher selling prices for finished boxed beef products. The prior year comparative period included the recording of a one-time charge totaling $43.0 million related to the BSE incident in December 2003, as well as the impacts of the resulting export market closures.

   Swift Pork

     Net Sales. Net sales of Swift Pork were $1,705.0 million for the thirty-nine weeks ended February 27, 2005 as compared to $1,392.7 million for the thirty-nine weeks ended February 22, 2004. The increase of $312.4 million, or 22.4%, reflected 24.2% higher average selling prices on slightly lower volumes. Increases in selling prices were partially attributable to the growth in value added Swift branded products and the continued high prices for finished boxed beef in the retail meat case, which provided a “price umbrella” allowing for higher pork prices as well.

     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $14.2 million for the thirty-nine weeks ended February 27, 2005 as compared to $13.5 million for the thirty-nine weeks ended February 22, 2004. The increase of $0.7 million, or 5.2%, resulted primarily from the depreciation recorded on assets placed in service, partially offset by the impact of assets removed from service.

     EBITDA. EBITDA of Swift Pork was $101.9 million for the thirty-nine weeks ended February 27, 2005 as compared to $87.4 million for the thirty-nine weeks ended February 22, 2004. The increase of $14.5 million, or 16.6%, reflected an increase in the spread between selling price and raw material cost per pound of 10%, partially offset by higher variable plant costs (including volume adjusted increases of 5.2% in labor, 4.0% in packaging due to an increased emphasis on value-added products, 16.0% higher utility costs and 14.5% higher freight costs for finished goods).

     Gross margin percentages (gross profit as a percent of net sales) were 6.9% for the thirty-nine weeks ended February 27, 2005 and 7.0% for the thirty-nine weeks ended February 22, 2004. Nominal decrease in gross margin percentage reflected a slight increase in cost of goods sold as compared to net sales.

  Swift Australia

     Net Sales. Net sales of Swift Australia were $1,388.2 million for the thirty-nine weeks ended February 27, 2005 as compared to $1,069.5 million for the thirty-nine weeks ended February 22, 2004. The increase in net sales of $318.7 million, or 29.8%, primarily reflected a 25.8% increase in sales prices and a 3.2% increase in volume. The increase in net sales was mainly the result of continuing high sales prices in Swift Australia’s major markets — North America, Japan and Australia. The continuing high sales prices are primarily the result of the imbalance in the North American market due to the ban on imports of live cattle from Canada into the US, and in Japan due to the closure of the Japanese market to US exports as a result of the single case of BSE discovered in the US in December 2003. In addition, the Australian dollar to US dollar exchange rate increased an average of 5.5% between the two periods.

     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $11.5 million for the thirty-nine weeks ended February 27, 2005 as compared to $10.6 million for the thirty-nine weeks ended February 22, 2004. The increase of $0.9 million, or 8.5%, resulted primarily from additions to property, plant and equipment and the effect of foreign exchange rate differences. The Australian dollar to US dollar exchange rate increased an average of 5.5% between the two periods.

     EBITDA. EBITDA of Swift Australia was $79.6 million for the thirty-nine weeks ended February 27, 2005 as compared to $15.9 million for the thirty-nine weeks ended February 22, 2004. The increase of $63.7 million, or 400.6%, was a result of increased gross margin, with higher revenues outweighing a 21.7% increase in livestock prices between the two periods. Included in the increase in revenues and livestock prices is an average increase in the Australian dollar to US dollar exchange rate of 5.5% between the two periods.

     Gross margin percentages (gross profit as a percent of net sales) increased to 6.1% in the thirty-nine weeks ended February 27, 2005 as compared to 1.8% for the thirty-nine weeks ended February 22, 2004 due to an increase in volumes which compounded the benefit of increased revenues and more than offset higher raw material costs.

     The following table presents segment results for the thirteen weeks ended February 22, 2004 and February 27, 2005 (in thousands):

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Sales	Volume	Average Sales Price
	February 22, 2004	February 27, 2005	Change	Change	Change
Net sales
Swift Beef	$1,317,799	$1,343,661	$25,862	(4.3)%	6.6%
Swift Pork	462,853	532,441	69,588	(4.0)%	19.9%
Swift Australia	361,060	401,712	40,652	(2.1)%	12.8%
Corporate and Other	(9,587)	(12,943)	(3,356)	N/A	N/A

Total	$2,132,125	$2,264,871	$132,746	(4.0)%	10.8%

Depreciation and amortization
Swift Beef	$12,960	$11,261
Swift Pork	4,545	4,880
Swift Australia	3,855	4,071
Corporate and Other	56	19

Total	$21,416	$20,231

EBITDA (1)
Swift Beef	$(70,448)	$(39,570)
Swift Pork	31,657	31,159
Swift Australia	11,573	12,730
Corporate and Other	(133)	31

Total	(27,351)	4,350

Interest expense, net	(16,010)	(18,006)
Depreciation and amortization	(21,416)	(20,231)

Total loss from continuing operations before income taxes	$(64,777)	$(33,887)

(1)	See “Selected Unaudited Financial Data” above for additional information reconciling segment EBITDA to income (loss) from continuing operations before income taxes.

   Thirteen weeks ended February 27, 2005 compared to thirteen weeks ended February 22, 2004

   Swift Beef

     Net Sales. Net sales of Swift Beef were $1,343.7 million for the thirteen weeks ended February 27, 2005 as compared to $1,317.8 million for the thirteen weeks ended February 22, 2004. The sales increase of $25.9 million, or 2.0%, reflects 6.6% higher selling prices on lower volumes reflecting reduction in our international sales channel following the December 2003 border closings to US Beef exports. Sales volumes were approximately 4.3% lower than year ago levels as a result of the border closing and the sustained high prices for finished box beef products, which allowed retailers to look to alternate relatively lower priced proteins such as pork and poultry.

     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $11.3 million for the thirteen weeks ended February 27, 2005 as compared to $13.0 million for the thirteen weeks ended February 22, 2004. The decrease of $1.7 million, or 13.1%, resulted primarily from assets becoming fully depreciated as compared to the impact of assets placed in service.

     EBITDA. EBITDA of Swift Beef was $ (39.6) million for the thirteen weeks ended February 27, 2005 as compared to $ (70.4) million for the thirteen weeks ended February 22, 2004. Excluding the $43.0 million one-time charge related to BSE, EBITDA for the prior thirteen weeks was $ (27.4) million, a decrease of 12.2 million primarily due to continued deterioration of industry conditions. This decrease also reflected a 2.0% increase in beef sales which is the result of a 6.6% increase in sales prices offset by a 4.3% reduction in volumes and is more than offset by increases in professional fees, freight and salary labor. The current thirteen weeks also reflects the impacts of continued closures of export markets.

     Gross margin percentages (gross profit as a percent of net sales) were (2.6)% for the thirteen weeks ended February 27, 2005 as compared to (5.6) % for the comparative thirteen weeks. The increase in gross margin is a result of higher sales prices more than offsetting the slightly higher material costs and decrease in sales volumes. The prior year comparative period included the recording of a one-time charge of $43.0 million related to the BSE incident in December 2003, as well as the impacts of the resulting export market closures.

  Swift Pork

     Net Sales. Net sales of Swift Pork were $532.4 million for the thirteen weeks ended February 27, 2005 as compared to $462.9 million for the thirteen weeks ended February 22, 2004. The increase of $69.6 million, or 15.0%, reflected a 19.9% increase in average selling prices partially offset by a 4% decline in volumes. Increases in selling prices are partially attributable to the growth in value added Swift branded products and the continued high prices for finished boxed beef in the retail meat case, which provided a “price umbrella” allowing for higher pork prices as well.

     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $4.9 million for the thirteen weeks ended February 27, 2005 as compared to $4.5 million for the thirteen weeks ended February 22, 2004. The increase of $0.3 million, or 7.4%, resulted primarily from depreciation expense on assets placed in service, partially offset by the impact of assets removed from service.

     EBITDA. EBITDA of Swift Pork was $31.2 million for the thirteen weeks ended February 27, 2005 as compared to $31.7 million for the thirteen weeks ended February 22, 2004. The decrease of $0.5 million, or 1.6%, reflected a 19.9% increase in selling prices more than offset by a 24.1% increase in raw material costs and a decrease in volumes of 4%.

     Gross margin percentages (gross profit as a percent of net sales) were 6.7% for the thirteen weeks ended February 27, 2005 and 6.9% for the thirteen weeks ended February 22, 2004. Decrease in gross margin percentage reflected higher raw material costs which could not be offset by the higher selling prices.

  Swift Australia

     Net Sales. Net sales of Swift Australia were $401.7 million for the thirteen weeks ended February 27, 2005 as compared to $361.1 million for the thirteen weeks ended February 22, 2004. The increase in net sales of $40.7 million, or 11.3%, primarily reflected a 12.8% increase in sales prices partially offset by a 2.1% decrease in volume. The increase in net sales was mainly the result of continuing high sales prices in Swift Australia’s major markets — North America, Japan and Australia. The continuing high sales prices are primarily the result of the imbalance in the North American market due to the ban on imports of live cattle from Canada into the US, and in Japan due to the closure of the Japanese market to US exports as a result of the single case of BSE discovered in the US in December 2003. In addition, the Australian dollar to US dollar exchange rate increased an average of 1.8% between the two periods.

     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $4.1 million for the thirteen weeks ended February 27, 2005 as compared to $3.9 million for the thirteen weeks ended February 22, 2004. The increase of $0.2 million, or 5.6%, resulted primarily from additions to property, plant and equipment and the effect of foreign exchange rate differences. The Australian dollar to US dollar exchange rate increased an average of 1.8% between the two periods.

     EBITDA. EBITDA of Swift Australia was $12.7 million for the thirteen weeks ended February 27, 2005 as compared to $11.6 million for the thirteen weeks ended February 22, 2004. The increase of $1.2 million, or 10.0%, was a result of increased gross margin, with higher revenues outweighing a 11.6% increase in livestock prices between the two periods. Included in the increase in revenues and livestock prices is an average increase in the Australian dollar to US dollar exchange rate of 1.8% between the two periods.

     Gross margin percentages (gross profit as a percent of net sales) increased to 3.5% in the thirteen weeks ended February 27, 2005 as compared to 2.8% for the thirteen weeks ended February 22, 2004 due to increased revenues which more than offset higher raw material costs.

Recent Developments

     In December 2003, we announced the first traceability/animal identification program for a multi-plant beef processor in the United States. Swift Trace™ gives us the ability to trace boxed beef back through the entire production process, from the feedlot to finished boxed beef. Swift Trace is being expanded with the introduction of an optical scanning component that provides a unique “fingerprint” for each animal. The enhanced Swift Trace will ultimately give us the ability to expand traceability back to birth. The optical scanning capability was introduced to our production facility in Greeley, Colorado, early in calendar year 2004. Since that introduction, beef that has been source-verified by Swift Trace has been purchased by one customer and the process is currently being developed for use in all of our operations, both beef and pork.

     Historically, the domestic cattle feeding operations were wholly owned by ConAgra Red Meat Business. The domestic cattle feeding operations consisted of five feedlots that fed over 700,000 cattle annually. Substantially all finished cattle from those feedlots were delivered for slaughter to our domestic beef processing facilities. In a transaction related to the Transaction, an indirect subsidiary of Swift Foods Company (“Swift Foods”) acquired the common stock, though not the operating assets, of the legal entity which owned the domestic cattle feeding operations. In connection with the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations under which it supplied cattle to Swift Beef consistent with past practices. For the period between August 30, 2004 and September 24, 2004, the domestic cattle feeding operations provided approximately 15% of the cattle processed by our domestic beef processing operations. On September 24, 2004, the common stock of the domestic cattle feeding operations was tendered to ConAgra Foods in full settlement of, and release from, all outstanding obligations under a credit facility between the domestic cattle feeding operations and ConAgra Foods, and the common stock ceased to be an asset of Swift Foods. The settlement included an agreement to continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots was finished and delivered to Swift Beef’s processing facilities, and provided for the continuation of certain administrative and information technology services to cattle feeding employees until December 31, 2004, to enable the domestic cattle feeding operations (which occupied a portion of the Swift Operating’s Greeley, Colorado, corporate headquarters) to transition itself to ConAgra Foods’ computer and other systems. The domestic cattle feeding operations historically provided approximately 40% of the volumes processed at the Greeley plant, while the remaining 60% were provided by unrelated third parties. We believe that sufficient supplies of cattle at market prices exist to meet our needs in 2005 and beyond.

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

     On July 30, 2004, HMTF Rawhide, L.P. (the “Purchaser”) gave notice of its exercise of the right to purchase all of the remaining common stock of Swift Foods Company held by ConAgra Foods and its affiliates. The purchase of such stock was completed on September 23, 2004 (the “Call Option”) for a purchase price of approximately $200 million including fees and direct costs of the transaction and was funded by a credit facility obtained by a subsidiary of the Purchaser. Included in the fees related to the Call Option is $2.9 million paid to Hicks, Muse & Co. Partners L.P., and affiliate of the Purchaser, for services performed in conjunction with the Call Option. To effect the purchase of the shares held by ConAgra Foods, the Purchaser formed Rawhide Subsidiary 1 and Rawhide Subsidiary 3 along with other holding companies. Rawhide Subsidiary 1 was later renamed Swift Foods Company (“Swift Foods”) and Rawhide Subsidiary 3 was later renamed SFC Subsidiary Holdings, Inc. (“SFC”). The former Swift Foods Company (“Former Swift Foods”), incorporated in May 2002, was merged into SFC in November 2004 and all outstanding shares and options of Former Swift Foods common stock were exchanged for shares of Swift Foods on a 1 for 1 basis. Swift Foods owns 100% of the issued and outstanding capital stock of SFC, which in turn owns 100% of the issued and outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the issued and outstanding capital stock of S&C Holdco 3, Inc. S&C Holdco 3, Inc. owns 100% of the issued and outstanding capital stock of Swift & Company. Generally Accepted Accounting Principles (“GAAP”) generally provides for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying financial statements do not reflect a new basis of accounting pursuant to Staff Accounting Bulletin (“SAB”) No. 54 (“SAB 54”). The guidance in SAB 54 allows the post-Call Option financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Call Option.

     On March 11, 2005, we, together with Swift Foods, entered into a purchase agreement (the “Purchase Agreement”) with a group of qualified institutional buyers managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC (the “Purchasers”). Pursuant to the Purchase Agreement, we sold to the Purchasers $105 million principal aggregate amount of its 11.00% Senior Notes due March 11, 2010 (the “Senior Notes”) and Swift Foods sold to the Purchasers $75 million principal aggregate amount of its 10.25% Convertible Senior Subordinated Notes due March 11, 2010 (the “Convertible Notes” and together with the Senior Notes, the “Notes”). Interest rates on the Notes will be 1% higher if interest is paid in kind. We are a guarantor of the Convertible Notes. Swift

Foods is a guarantor of the Senior Notes. In connection with the offer and sale of the Notes, Swift Foods paid advisory and related transaction fees in an amount of approximately $6.2 million.

     The sale of the Notes was not registered under the Securities Act of 1933 (the “Securities Act”), and the Notes were sold to the Purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. On March 10, 2005, the Board of Directors of Swift Foods authorized a dividend totaling an aggregate amount of $195.6 million, or approximately $0.86 per share to each common stockholder of Swift Foods. The dividend was comprised of proceeds from the issuance of the Notes, after deducting related fees and expenses, together with approximately $15.8 million of available cash held by Swift Foods. To fund this dividend we paid a dividend to Swift Foods in the amount of $93.7 million. For dividend purposes, due to limitations on dividend payments contained in our existing credit facilities and indentures, an amount of $11 million has been retained by Swift & Company and will be paid as a dividend to stockholders of Swift Foods once the limitation on transfer of cash is satisfied, estimated to be during the fourth quarter of fiscal year 2005. The limitation is defined in the Senior Credit Agreement as the Restricted Payment Allowance and in our Senior Notes and Senior Subordinated Notes as the Restricted Payment Covenant and is based on the attainment of certain levels of cumulative consolidated net income by Swift & Company. Simultaneous with the declaration of the dividend, Swift Foods re-priced its outstanding stock options (totaling approximately 20.3 million options) to the extent necessary to reflect the dilution resulting from such dividend.

Liquidity and Capital Resources

   Internal Sources of Liquidity

     Our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our bank facilities. As of February 27, 2005, we had working capital of $470.9 million compared to $531.9 million at May 30, 2004. The decrease from May 2004 is primarily due to a decrease in the accounts receivable balance, as well as increases in accrued taxes and interest. Decreased balances relating to firm commitments and derivatives also affected working capital. A dividend payable of $121.4 million was declared during the first quarter and paid during the second quarter of fiscal 2005 from excess cash generated from operating activities.

     We believe that cash flows from operations and availability under our bank facilities will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt and fund capital expenditures. At February 27, 2005, we had capital projects in progress that will require approximately $20.0 million to complete. Capital spending for fiscal 2005 is expected to approximate $60.0 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities, including further processing at our Greeley facility. Our credit facilities contain financial covenants that could impact our liquidity on an ongoing basis.

     Operating Activities. Net cash provided by operating activities increased $40.7 million for the thirty-nine weeks ended February 27, 2005, as compared to the thirty-nine weeks ended February 22, 2004. Lower cash flows provided by net income partially offset the increased amount of cash generated from operating activities. This increase was primarily a result of our lower use of trade working capital (accounts receivable plus inventory, less accounts payable and accrued expenses) during the current thirty-nine week period as compared to our use of trade working capital during the same period in the prior year.

     Investing Activities. Cash used in investing activities totaled $27.8 million for the thirty-nine weeks ended February 27, 2005, as compared to $48.8 million for the thirty-nine weeks ended February 22, 2004. The decrease is the result of lower capital expenditures.

     Financing Activities. For the thirty-nine weeks ended February 27, 2005, cash used in financing activities was $135.8 million as compared to cash used in financing activities of $13.9 million for the thirty-nine weeks ended February 22, 2004. The increase in cash used was primarily the result of a dividend declared in the first quarter and paid in the second quarter of 2005 in the amount of $121.4 million. The incurrence of $12.4 million of additional debt during the thirty-nine weeks ended February 22, 2004 was related to the financing of a capital asset, while revolver borrowings of $16 million in the thirty-nine weeks ended February 27, 2005 related to normal operational needs.

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

     We have in place a short-term revolving credit facility of $350.0 million (expiring in September 2007). As of February 27, 2005, total borrowing capacity was limited to $259.3 million as we had a total of $32.0 million of outstanding letters of credit and another $42.7 million which is not immediately available for borrowings due to borrowing base limitations, and we had $16 million outstanding on our revolving credit facility. The interest rates for the revolving credit facility vary based on currency denominations and borrowing rates of our lenders.

     At February 27, 2005, we had $648.4 million of total debt outstanding as compared to $636.5 million as of May 30, 2004.

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

     We have hog purchase contracts which require the purchase of a minimum of approximately 28.3 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices.

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

     The calculated ratios for the latest twelve months (“LTM”) ended February 27, 2005 are as follows:

		Latest Twelve
		Months
		Ended
		February 27,
		2005 (e)
Leverage Ratio:
Consolidated Debt/(a)		$651,295
Adjusted EBITDA(b)	÷	$225,427

		=2.89	x

Interest Coverage Ratio:
Adjusted EBITDA(b)/		$225,427
Annualized Cash Interest Expense (c)	÷	$62,243

		=3.62	x

Fixed Charge Ratio:
Fixed Charge Numerator(d)/		$157,251
Fixed Charge Denominator(e)	÷	$66,768

		=2.36	x

(a)	Consolidated debt for this calculation includes debt related to capital leases of discontinued operations of $2.8 million, which is included in “current liabilities of discontinued operations” and “non-current liabilities of discontinued operations” on the balance sheet.

(b)	The term “Adjusted EBITDA” is a defined term in our senior credit facilities. Adjusted EBITDA is calculated by adding to EBITDA certain items of income and expense. Amounts required to be added back to EBITDA to arrive at Adjusted EBITDA, as defined, for the LTM period presented above include: the impact of mark-to-market accounting from certain derivative contracts, the impact of non-cash predecessor entity stock option expense recognized, and nonrecurring extraordinary or unusual items.

(c)	Annualized cash interest expense, as defined by our senior credit facilities, is calculated using the consolidated interest expense during the LTM period presented above, excluding the net value of market effects on any interest rate contracts, plus any capitalized interest, less any consolidated interest income, less consolidated non-cash interest expense.

(d)	The numerator for the fixed charge ratio is calculated as defined in our senior credit facilities as: Adjusted EBITDA, less capital expenditures for the preceding four quarters, less total federal income tax liability payable.

(e)	The denominator for the fixed charge ratio is calculated as defined in our senior credit facilities using estimated amounts of annualized consolidated interest expense, plus an annualized principal amount of consolidated financial covenant debt due, plus annualized cash dividends, plus other annualized restricted payments. The terms “annualized consolidated interest expense” and “consolidated financial covenant debt” are defined in our senior credit facilities, filed as Exhibit 10.1 to our Annual Report on Form 10-K.

(f)	LTM EBITDA includes translation gains and losses.

   Recently Issued Accounting Pronouncements and Income Taxes

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued. The Interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation 46”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a variable interest entity, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the Interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003, and will become applicable for us in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. We believe it is reasonably possible that the domestic cattle feeding operations with which Swift Beef had a transitional live cattle supply agreement could be deemed a variable interest entity under the recently revised rules. As discussed in Note 4 to our consolidated financial statements contained in Item 1 “Financial Statements” in this Form 10-Q, Swift Beef purchased at fair market value substantially all of the live cattle production of the domestic cattle feeding operations through December 31, 2004. As of September 24, 2004, the date of disposition of this investment, this business had total assets of approximately $340 million, of which approximately $300 million represents inventory, primarily cattle.

     On September 24, 2004, the common stock of Monfort Finance Company, Inc. (“Monfort”), the entity owning the domestic cattle feeding operations, was tendered to ConAgra Foods in full settlement of, and release from, all outstanding liabilities under the term loan and revolving credit agreements, and the common stock of Monfort ceased to be an investment of Swift Foods. The settlement included an agreement to continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots was finished and delivered to Swift Beef’s processing facilities, and provided for the continuation of certain administrative and information technology services through December 31, 2004, to enable the domestic cattle feeding operations (which occupied a portion of Swift Operating’s Greeley, Colorado corporate headquarters) to transition itself to ConAgra Foods’ computer and other support systems. We believe that sufficient supplies of cattle at market prices exist to meet our needs in 2005 and beyond.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not expect the adoption of EITF 03-1 to have a material effect on our results of operations or financial condition.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position, results of operation or cash flows.

     In November 2004, the EITF reached a consensus on Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” Paragraph 42 of FASB Statement No. 144 states that the operations of a component of an entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following criteria are met (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal. The EITF determined in Issue No. 03-13 that the evaluation of whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity depends on whether continuing cash flows have been or are expected to be generated and, if so, whether those continuing cash flows are direct or indirect, for which it gave further guidance on how to determine whether cash flows are direct or indirect. The EITF also gave guidance on the types of continuing involvement that constitute significant involvement in the operations of the disposed component. The FASB ratified the consensus reached by the EITF on November 30, 2004 and this consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We applied the guidance in EITF 03-13 in determining that FJ Walker Foods should be reported as a discontinued operation; see Note 1 to our consolidated financial statements contained in Item 1 “Financial Statements” in this Form 10-Q for further discussion.

     On December 16, 2004, the FASB issued an SFAS 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be applied on a modified prospective basis, and will be effective for periods beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies upon our adoption of SFAS 123R in our second quarter of fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB No. 107 (“SAB 107”). The guidance provided by SAB 107 clarifies certain issues related to the adoption of SFAS 123R and public companies. The bulletin provides the SEC’s views on share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP financial measures, and disclosures for first-time adoption in an interim period. We will evaluate the guidance provided by SAB 107 in conjunction with the adoption of SFAS 123R in our second quarter of fiscal 2006.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning June 15, 2005, with earlier application permitted. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position, results of operations or cash flows.

     On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes three provisions that may impact our effective tax rate. The first provision provides a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA, at an effective tax cost of 5.25% on any such repatriated foreign earnings. The second provision allows manufacturing concerns to take a new deduction, subject to limitation equal to a portion of its manufacturing gross receipts. This deduction will not be available to us until our fiscal year 2006. We have begun an evaluation of these provisions; however, we do not expect to be able to complete a full evaluation of the effect of these provisions until after Congress or the Treasury Department provides additional clarifying language on key elements of the provisions. We expect to complete our evaluation of the effects of the repatriation provision and manufacturing deduction provision within a reasonable period of time following the publication of the additional clarifying language.

     The third provision included in the AJCA is the phase out of the extraterritorial income exclusion. Beginning on January 1, 2005, the tax benefit that has been utilized by us for export sales will gradually begin to phase out. We will take these new provisions into account in our tax provision as they become effective.

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

     The following table provides the fair value of our open derivative instruments (in thousands):

	May 30, 2004	February 27, 2005
Fair Value:
Cattle and hogs	$15,416	$(1,081)
Energy	932	—
Foreign currency	(365)	(30)
Interest rate swap	(2,895)	(1,889)

Total	$13,088	$(3,000)

•	Fair value for cattle and hogs was determined using the quoted fair value and was based on our net derivative fair value by commodity.

•	Fair value of energy was determined by using quoted market prices, if available, and was based on our net derivative fair value by commodity.

•	Fair value of foreign currency was determined using quoted market prices and was based on the net derivative fair value.

•	Fair value of the interest rate swap was determined using the quoted market price.

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

     As of February 27, 2005, we had firm contracts to purchase approximately 39% of our anticipated need for cattle and hogs, and we had derivative positions for less than 1% of our anticipated need for cattle and hogs.

   Energy

     We incur energy costs in our facilities and incur higher operating expenses as a result of increases in energy costs. We periodically take positions in commodities used in our operations to partially offset adverse price movements in energy costs, such as natural gas and electricity. We use exchange-traded derivative commodity instruments and non-exchange-traded swaps and options. We monitor the amount of associated counterparty credit risk for non-exchange-traded transactions.

     Gains and losses from energy derivatives are recognized in the statement of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. For the thirteen and thirty-nine weeks ended February 27, 2005, and February 22, 2004, certain energy derivatives qualify for hedge accounting in accordance with SFAS 133. The ineffective component, generally related to changes in actual usage compared to estimated usage, was not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. As of February 27, 2005, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we had no hedge positions in place to cover our annual needs for natural gas.

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

     Gains and losses from foreign currency derivatives are recognized in the statement of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For the thirteen and thirty-nine weeks ended February 27, 2005 and February 22, 2004, our foreign currency positions qualify for hedge accounting in accordance with SFAS 133. The ineffective component, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.

Interest Rate Risk

     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks.

     In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. The increase in fair value, of $1.0 million associated with the change in market value for the current year is recorded within interest expense on the statements of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.

     During the second quarter of fiscal 2004, we entered into a forward contract to hedge our exposure to gains and losses related to currency impacts of intercompany borrowings with our Australian subsidiary. Changes in the fair value of this contract are recorded in the statement of earnings as an offset to translation gains or losses on intercompany borrowings.

     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed-rate and variable rate debt and reviewing other business and financial risks. As of February 27, 2005, the fair value of our floating rate debt was $211.5 million. A change in short-term rates of 100 basis points would result in increased or decreased interest expense of approximately $0.5 million.

Sensitivity Analysis

     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% decline in the fair value of applicable commodity prices, foreign exchange rates and interest rates and excludes the underlying items that are being hedged.

	May 30, 2004	February 27, 2005
	(in thousands)	(in thousands)
Fair Value:
Cattle and hogs	$15,416	$(1,081)
Energy	932	—
Foreign currency	(365)	(30)
Interest rate swap	(2,895)	(1,889)

Total	$13,088	$(3,000)

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$7,630	$(8,825)
Energy	117	—
Foreign currency	(15,843)	(15,249)
Interest rate swap	(1,848)	(882)

Total	$(9,944)	$(24,956)

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For information regarding legal proceedings, see Note 5, “Legal Proceedings” to our consolidated financial statements included in Item 1 “Financial Statements” of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     (A) Exhibits

2.1	Distribution Business Sale Agreement, dated February 19, 2005, by and among Australia Meat Holdings Pty Limited, McKey Distribution Pty Limited and Keystone Foods Pty Limited. (4)

2.2	Manufacturing Business Sale Agreement, dated February 19, 2005, by and among Australia Meat Holdings Pty Limited, OSI International Foods (Australia) Pty Limited and OSI Group, LLC. (4)

3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (1)

3.2	Bylaws of S&C Holdco 3, Inc. (2)

10.28	Indemnification agreement dated December 23, 2004 between Swift Foods Company and Kate Lavelle (3)

31.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(3)	Previously filed as Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarter ended November 28, 2004 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on January 12, 2005. (File Number 333-100717)

(4)	To be filed by amendment to this Form 10-Q.

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

Date: April 11, 2005