Form 10-Q/A
period 2005-02-27
S&C HOLDCO 3 INC
filed 2005-04-27
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ..

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

QUARTERLY REPORT ON FORM 10-Q
February 27, 2005

		Page
		No.
	Explanatory Note	3
	PART II. Other Information
Item 6.	Exhibits	4
	Signatures	5
Distribution Business Sale Agreement
Manufacturing Business Sale Agreement
2nd Amendment to Simons Executive Employment Agreement
2nd Amendment to Herron Executive Employment Agreement
2nd Amendment to Henley Executive Employment Agreement
Certification of Co-Chief Executive Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 302

Explanatory note

     This amended quarterly report on Form 10-Q/A is being filed solely for the purpose of filing Exhibits 2.1, 2.2, 10.29, 10.30, and 10.31. S&C Holdco 3, Inc. has made no further change to the previously filed quarterly report.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     (A) Exhibits

2.1	Distribution Business Sale Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005 by and among Australia Meat Holdings Pty Limited, McKey Distribution Pty Limited and Keystone Foods Pty Limited.

2.2	Manufacturing Business Sale Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005 by and among Australia Meat Holdings Pty Limited, OSI International Foods (Australia) Pty Limited and OSI Group, LLC.

3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (1)

3.2	Bylaws of S&C Holdco 3, Inc. (2)

10.28	Indemnification agreement dated December 23, 2004 between Swift Foods Company and Kate Lavelle (3)

10.29	Second Amendment to Simons Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and John Simons

10.30	Second Amendment to Herron Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and Danny Herron

10.31	Second Amendment to Henley Executive Employment Agreement, dated November 5, 2004, by and among SFC Inc., Swift Foods Company and Dennis Henley

31.1	Certification of the Co-Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Co-Chief Executive Officer and Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(3)	Previously filed as Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarter ended November 28, 2004 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on January 12, 2005. (File Number 333-100717)

(4)	Previously filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended February 27, 2005 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on April 11, 2005. (File Number 333-100717)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S & C HOLDCO 3, INC.
By:	/s/ DENNIS R. HENLEY
Dennis R. Henley
Co-Chief Executive Officer, President of North American Red Meats (Co-Principal Executive Officer)

By:	/s/ DANNY C. HERRON
Danny C. Herron
Co-Chief Executive Officer, Chief Financial Officer, Executive Vice President -Finance & Controls (Co-Principal Executive Officer, Principal Financial and Accounting Officer)

Date: April 27, 2005