Form 10-K
period 2005-05-29
S&C HOLDCO 3 INC
filed 2005-08-19
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2005

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
None
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
      There is no market for the Registrant’s common stock. As of August 5, 2005, 1,000 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      None

ANNUAL REPORT ON FORM 10-K
May 29, 2005

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
      Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions and expectations. Any or all forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we currently believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described under the headings in Item 1. Business including “Risk Factors” as well as the availability and prices of live hogs and cattle, raw materials and supplies, food safety, livestock disease, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rates and foreign currency exchange rates, access to capital, the cost of compliance with environmental and health standards, adverse results from on-going litigation, action of domestic and foreign governments and the ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations.
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
General
      S&C Holdco 3, Inc. is referred to as “Swift Holdings” and, together with its subsidiary Swift & Company (“Swift Operating”) and its subsidiaries, is one of the leading beef and pork processing companies in the world. We process, prepare, package and deliver fresh, further processed and value-added beef and pork products for sale to customers in the United States and in international markets. Our fresh meat products include refrigerated beef and pork, processed to standard industry specifications and sold primarily in boxed form. Our further processed offerings include beef and pork products that are cut, ground and packaged in a customized manner for specific orders. Our value-added products include moisture enhanced, seasoned, marinated and consumer-ready products. We also provide services to our customers designed to help them develop more sophisticated and profitable sales programs. We sell our meat products to customers in the foodservice, international, further processor and retail distribution channels. We also produce and sell by-products that are derived from our meat processing operations such as hides and variety meats to customers in the clothing, pet food and automotive industries, among others.
      In the United States, we operate six beef processing facilities (see Note 15, “Subsequent Events” to the consolidated financial statements included in Item 8 of this Form 10-K), three pork processing facilities, one lamb slaughter facility and one value-added facility. In Australia, we operate four beef processing facilities, including the largest and what we believe to be the most technologically advanced facility in that country, and four feedlots. Our facilities are strategically located to access raw materials in a cost effective manner and to service our global customer base. We have the ability to process 18,100 cattle and 44,400 hogs daily in the United States and 5,700 cattle daily in Australia based on our facilities’ existing configurations.
      Our business is divided into three segments: Swift Beef, through which we conduct our domestic beef processing business; Swift Pork, through which we conduct our domestic pork processing business; and Swift Australia, through which we conduct our Australian beef business. For the fiscal year ended May 29, 2005, these businesses represented approximately 58%, 23% and 19% of our net sales, respectively. Swift Beef includes a lamb business, which contributed less than 1% of total net sales for the fiscal year ended May 29, 2005.
      Swift Holdings was incorporated in May 2002 along with other subsidiaries and holding companies including our former ultimate parent Swift Foods Company (“Former Swift Foods”) for the purpose of acquiring the United States beef, pork and lamb processing businesses and the Australian beef business of ConAgra Foods, Inc. On September 19, 2002, HMTF Rawhide L.P. (“Rawhide”), the limited partnership formed by our equity sponsors, Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”) and Booth Creek Management Corporation and controlled by Hicks Muse, acquired a 54% interest in these businesses other than ConAgra Foods’ domestic cattle feeding operations and other related assets and insignificant businesses (the “Transaction”). In a related transaction, Rawhide also acquired a 54% interest in the domestic cattle feeding operations. The entities that were historically operated by ConAgra Foods as integrated businesses, which include the domestic cattle feeding operations and other related assets and insignificant businesses that we did not acquire and liabilities that we did not assume in the Transaction, are referred to as the “ConAgra Red Meat Business” or “Predecessor”. Those entities and operations within the ConAgra Red Meat Business that we actually acquired in the Transaction and which are being operated by Swift Operating are referred to as the “Acquired Business” or “Successor”.
      In July of 2004, Rawhide formed Rawhide Subsidiary 1 and Rawhide Subsidiary 3 along with other holding companies for the purpose of purchasing all of the remaining common stock of Former Swift Foods held by ConAgra Foods and its affiliates. Rawhide Subsidiary 1 was later renamed Swift Foods Company (“Swift Foods”) and Rawhide Subsidiary 3 was later renamed SFC Subsidiary Holdings, Inc. (“SFC”). Former Swift Foods was merged into SFC in November 2004 and all outstanding shares of and options for Former Swift Foods common stock were exchanged for shares and options of Swift Foods on a 1 for 1 basis. Swift Foods owns 100% of the issued and outstanding capital stock of SFC, which in turn owns 100% of the issued and outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the issued and outstanding capital stock of Swift Holdings. Swift Holdings owns 100% of the issued and outstanding capital stock of Swift Operating.
      The aggregate initial consideration for the Acquired Business was $1,009.9 million. As a result of a post-closing purchase price adjustment, ConAgra Foods paid $16.0 million to Former Swift Foods in March 2003. We have reflected the impact of this payment as a reduction to additional paid-in capital in our consolidated financial statements. The purchase price for the Acquired Business was based primarily on the net book value of the assets and liabilities as of the closing date of the Transaction. The total purchase price (including expenses and other consideration) was allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The Transaction was negotiated between a willing seller and an unrelated willing buyer and, as such, the purchase price and other consideration agreed to by both parties is considered to approximate fair value. The Transaction is within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which resulted in a new basis of accounting in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 88-16, Basis in Leveraged Buyout Transactions. In accordance with that guidance, the retained minority interest of the predecessor owner (i.e., ConAgra Foods’ approximately 45.3% interest) was carried over at the predecessor basis. The remainder of the investment in the assets acquired (i.e., the 54.7% acquired by our equity sponsors and management) is based upon fair value. The excess of the purchase price over predecessor basis (book value) of net assets acquired from the predecessor owner was recognized as an offset in stockholders’ equity.
      The acquisition was financed with approximately $270.0 million of advances under Swift Operating’s senior credit facilities, the proceeds from Swift Operating’s issuance of $268.0 million of 10 1/8% senior notes and $150.0 million of 12 1/2% senior subordinated notes, and approximately $475.0 million of contributed equity, which was comprised of approximately $325.0 million of equity contributed or retained by our equity sponsors ($175.0 million) and ConAgra Foods ($150.0 million) and a $150.0 million promissory note payable to ConAgra Foods by S&C Holdco 2, Inc., a subsidiary of Former Swift Foods and an indirect parent holding company of Swift Operating. Following the Transaction, Rawhide owned approximately 54% and ConAgra Foods owned approximately 45% of the equity in Former Swift Foods which held, indirectly, 100% of the equity of Swift Operating. Additionally, certain members of our management owned approximately 1% of the equity in Former Swift Foods.
      On July 30, 2004, an affiliate of Rawhide gave notice of its exercise of the right to purchase all of the common stock of Former Swift Foods held by ConAgra Foods and its affiliates (the “Call Option”). Rawhide contributed its right to Swift Foods in September 2004 and on September 23, 2004 the purchase was completed. The purchase price for the shares was approximately $200.0 million including fees and direct costs of the transaction and was funded by a credit facility obtained by SFC. Generally accepted accounting principles in the United States (“GAAP”) generally provide for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying consolidated financial statements of Swift Holdings do not reflect a new basis of accounting pursuant to Staff Accounting Bulletin (“SAB”) No. 54 (“SAB 54”). The guidance in SAB 54 allows the post-Call Option financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Call Option.
      On September 24, 2004, the common stock of Monfort Finance Company, Inc. (“Monfort”), the entity owning the domestic cattle feeding operations, was tendered to ConAgra Foods in full settlement of, and release from, all outstanding liabilities under Monfort’s term loan and revolving credit agreements, and the common stock of Monfort ceased to be an investment of Swift Foods. The settlement included an agreement to continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots was finished and delivered to Swift Beef’s processing facilities, and provided for the continuation of certain administrative and information technology services through December 31, 2004 to enable the domestic cattle feeding operations (which occupied a portion of Swift Operating’s Greeley, Colorado corporate headquarters)

to transition itself to ConAgra Foods’ computer and other support systems. Swift Beef believes that sufficient supplies of cattle at market prices exist to meet its needs in fiscal 2006 and beyond.
Business Strategy
      The key elements of our business strategy are to:

Expand Value-Added Products and Services
      We believe we can increase our profitability by offering higher margin, value-added products and services and, as a result, build strategic relationships with our customers and become their “preferred” supplier. In beef, we intend to continue to broaden our product offering to provide “mass-customized” products that support our customers’ need to differentiate their product offerings while at the same time providing the scale required to meet any customer’s growth requirements. In December 2004, we completed the transition of the second shift at our Greeley, Colorado beef plant from “primary processing” of livestock to “further processing” for the creation of higher margin, value-added products, and transitioned Greeley’s second shift processing to previously untapped primary processing capacity at our beef plants in Grand Island, Nebraska and Cactus, Texas, as well as the first shift at Greeley. In pork, we intend to continue to develop, improve and offer new products such as seasoned or marinated pork for our retail customers and boneless ham and specialized pork products for our processing customers. In March 2005, we completed the construction of an approximately 32,000 square-foot customer solutions and product development complex known as the Summit adjoining our headquarters building in Greeley, Colorado. The Summit includes 16,000 square feet of customer interaction, culinary and food processing areas for product testing and process improvement and 16,000 square feet of office space and areas for future expansion. We are also developing innovative packaging solutions that will enable us to expand our distribution channels and consumer-ready product offerings.

Grow Sales in More Profitable and Faster-Growing Channels
      We continue to focus on increasing our sales to the international and foodservice channels, which we believe are the more profitable and faster-growing channels. Historically, the international and foodservice channels, on average, have paid premiums over United States Department of Agriculture (“USDA”) reported prices for customized production and packaging, consistent quality, timely delivery and other services. However, many international borders were closed to United States beef exports on December 23, 2003, as a result of the discovery in Washington state of a single dairy cow infected with Bovine Spongiform Encephalopathy (commonly referred to as “mad cow disease” or “BSE”). Markets have also been impacted by the USDA’s June 2005 announcement of the discovery of a second case of BSE in the United States. While beef exports to most of the world have been negatively affected, the USDA projects, and our pork business has experienced, continued growth of pork exports from the United States. We also believe that the foodservice sector will continue to grow as consumer trends continue to be favorable for the channel. Swift Beef’s sales volume to the international and foodservice channels approximated 27% for the fiscal year ended May 29, 2005. We expect to continue to grow this percentage in our domestic beef operations and seek similar opportunities in Swift Pork.

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

Strategically Invest in Operations
      By expanding our product lines, implementing customer-focused programs, employing new packaging technologies and ensuring continued food safety standards, we expect to drive growth and margin expansion. We believe that we will be able to execute our business strategy and grow our core business. However, growing demand may necessitate adding profitable capacity by adding work shifts or making further investments. In September 2004, we completed an expansion of a slaughter facility in Australia, adding approximately 20% to that plant’s daily slaughter capacity. We will continue to evaluate each meaningful investment using economic models, and such investment may include purchasing equipment or facilities, making acquisitions or entering into strategic alliances.

Capitalize on Benefits of Combined Operations
      Our domestic beef and pork operations are combined in one headquarters building and these operations are working together to become the provider of choice for both beef and pork products to customers in our target channels. We intend to capitalize on significant cross-selling opportunities between beef and pork by building on our existing customer relationships within both businesses. In addition, we are continually reviewing and re-engineering corporate functions such as accounting, human resources and food safety in further efforts to streamline our operations and eliminate duplicative administrative costs. We believe that conducting our business as a combined operation enables us to build on our existing customer relationships and to capitalize on the Swift brand name to attract new business opportunities.
Description of Business Segments
      The contribution of Swift Beef, Swift Pork and Swift Australia to net sales and operating income, and the identifiable assets attributable to each business segment are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included herein.

Swift Beef

Products, Sales and Marketing
      The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. Cattle hides are sold for both domestic and international use, primarily to the clothing and automotive industries. We market products under several brand names, including Swift Angus Select, Four Star Beef, Miller Blue Ribbon Beef and Monfort. Our lamb business is operated under Swift Beef, contributing less than 1% of total net sales for the fiscal year ended May 29, 2005.
      We market our beef products through several channels, including:

•	national and regional retailers, including supermarket chains, independent grocers, club stores and wholesale distributors;

•	further processors, who use our beef products as a food ingredient for prepared meals, raw materials for hamburger and by-products for pharmaceutical and leather production;

•	international markets, which included Japan, Mexico, Korea, Canada and China among others prior to the December 23, 2003 BSE discovery, and which are limited to boxed beef products from cattle younger than 30 months to Mexico and other smaller foreign markets after that date; and

•	the foodservice industry, including foodservice distributors, restaurant and hotel chains, and other institutional customers.
      Our largest distribution channel is retail. During the three-year period preceding the December 23, 2003 BSE discovery, we increased sales to the international channels by approximately 44%; although sales to this channel subsequently continued to be negatively impacted by the resulting international border closures. Our three-year average sales to the foodservice channel has grown by approximately 32% for the fiscal year ended May 29, 2005. One of the key elements to our business strategy is to continue to shift our sales mix to the more profitable foodservice and international channels. Total net sales contribution by channel is:

Fiscal Year Ended
May 29, 2005

Retail	48%
Further processors	25%
International	8%
Foodservice	19%

Total	100%

Raw Materials and Procurement
      Our primary raw material for our processing facilities is live cattle. Our cattle procurement process is centralized at our headquarters in Greeley, Colorado. We require all of our cattle suppliers to document the quality of their feedlot operation, verify that use of antibiotics and agricultural chemicals follow the manufacturer’s intended standards, and confirm feed containing animal based protein products, which have been associated with outbreaks of BSE, has not been used. Currently, we have approximately 3,600 suppliers who provide us with cattle. We secure 35% to 40% of our annual cattle needs under forward purchase arrangements and purchase our remaining needs on the spot market.

Processing Facilities and Operations
      Our beef operations in the United States consist of four fed cattle facilities and two non-fed cattle facilities (see Note 15, “Subsequent Events” to the consolidated financial statements included in Item 8 of this Form 10-K). We also operate a lamb slaughter facility. Steers and heifers raised on concentrated rations, such as grain with supplements, are typically referred to in the cattle industry as “fed cattle,” and cattle not fed such concentrated rations are usually referred to as “non-fed cattle.”
      Our facilities utilize modern, highly-automated equipment to process and package beef products, which are typically marketed in the form of boxed beef. We also customize production and packaging of beef products for several large domestic and international customers. The design of our facilities emphasizes worker safety to ensure regulatory compliance regulations and to reduce worker injuries. Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.
      Our food safety efforts incorporate a comprehensive network of leading technologies such as MultiCheck that minimize the risks involved in beef processing. Two of the elements of MultiCheck are double pasteurization of carcasses prior to chilling and a chilled carcass treatment using organic acid immediately prior to fabrication disassembly. SwiftTracetm is another element we implemented as part of our on-going commitment to animal and human safety. SwiftTracetm is a process whereby live animals and finished beef products can be traced backward or forward in the supply chain. This process builds confidence from suppliers, customers and consumers in the food supply chain.

Swift Pork

Products, Sales and Marketing
      A significant portion of Swift Pork’s revenues are generated from the sale predominantly to retailers of fresh and value-added pork products, including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings are sold predominantly to further processors who, in turn, manufacture bacon, sausage and deli and luncheon meats. The remaining sales are derived from by-products. Due to the higher margins attributable to value-added products, we intend to place greater emphasis on the sale of moisture enhanced, seasoned, marinated and consumer-ready pork products to the retail channel and boneless ham and skinless bellies to the further processor channel.
      We market our pork products through several channels, including:

•	national and regional retailers including supermarket chains, independent grocers, club stores and wholesale distributors;

•	further processors, who use our pork products as a food ingredient for prepared meals, raw material for sausage manufacturing and by-products for pharmaceutical production;

•	international markets, including Japan, Mexico and China among others; and

•	the foodservice industry, including foodservice distributors, fast food, restaurant and hotel chains, and other institutional customers.
      Pork products sold to the domestic retail and further processor channels comprised approximately 84% of total Swift Pork net sales for the fiscal year ended May 29, 2005. Pork exports contributed approximately 11% of net sales, growing 39% during fiscal 2005. We consider the overseas markets an opportunity for future growth. Total net sales contribution by channel is:

Fiscal Year Ended
May 29, 2005

Retail	43%
Further processors	41%
International	11%
Foodservice	5%

Total	100%

Raw Materials and Procurement
      Our primary raw material for our processing facilities is live hogs. We employ a network of hog buyers at our processing plants and buying stations to secure our hog supply. Approximately 51% of our hog purchases are made through various forms of supply contracts that provide us with a stable supply of high-quality hogs. These supply contracts are typically five to seven years in duration and stipulate minimum and maximum purchase commitments based in part on the market price of hogs with adjustments based on quality, weight, lean composition and meat quality. We purchase the remaining 49% of our hogs on the spot market at a daily market price with the same general quality and yield grade as we require under our contracts. We require an extensive supplier certification program and conduct comprehensive cutting tests of our potential suppliers’ animals to determine carcass composition and leanness.

Processing Facilities and Operations
      Our pork operations in the United States consist of three processing facilities located in close proximity to major hog growing regions of the country and a value-added facility that produces consumer-ready pork for certain customers.
      Our facilities utilize modern, highly-automated equipment to process and package pork products, which are typically marketed in the form of boxed pork. We have equipped our Santa Fe Springs, California facility to process value-added products and consumer-ready products. Our Louisville, Kentucky and Marshalltown, Iowa facilities produce additional value-added products including seasoned and marinated pork items. The design of our facilities emphasizes worker safety to ensure regulatory compliance and to reduce worker injuries. Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards. Our Worthington, Minnesota and Marshalltown, Iowa pork plants currently have International Standards Organization (ISO) 9002 certified quality management systems, and Worthington is the only active European Union certified facility in the United States which gives us the unique ability to ship primal cuts from the United States to Europe.
      Our food safety task force is made up of experts in the field of meat processing, food microbiology and quality assurance, all working together to assure compliance at all stages of the production chain and distribution channels. Our internal programs, policies and standards are designed to exceed both regulatory requirements and customer specifications.

Swift Australia

Products, Sales and Marketing
      The majority of Swift Australia’s revenues are generated from the sale of fresh meat by the meat processing division. Approximately 75% of the beef products sold by Swift Australia is derived from grass-fed animals and the remainder is derived from grain-fed cattle that are sold primarily to Japan. Grain-fed cattle provide higher quality meat, which commands a premium price. Beef products sold by the meat division accounted for approximately 68% of Swift Australia’s net sales for the fiscal year ended May 29, 2005. The foods division during the fiscal year ended May 29, 2005 included two separate businesses. In April 2005, we sold the business which manufactured meat patties and distributed consumables for McDonald’s in Australia (see Note 14 “Discontinued Operations” to the consolidated financial statements included in Item 8 of this Form 10-K). The other continuing business produces value-added meat products including toppings for pizzas. This division contributed 19% of Swift Australia’s net sales for the fiscal year ended May 29, 2005. The wholesale trading division trades in boxed meat products to brokers and retailers who resell those products to end customers, and provides the remaining contribution to net sales. Swift Australia’s net sales are viewed by division, rather than by channel as in our domestic segments. Total net sales contribution by division is:

Fiscal Year Ended
May 29, 2005

Meat processing	68%
Food	19%
Wholesale trading	13%

Total	100%

      Swift Australia currently generates approximately 60% of total net sales as exports to foreign countries, including Japan, our largest export market, and the United States. The remaining 40% of our net sales is generated in Australia. Australia’s sales to export markets have continued to benefit from the 2003 North American BSE incident which has closed most foreign borders to the export of US beef. These border closings increased the marketability of our Australian beef into those markets as Australia had no similar import restrictions on its production.

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
      Swift Australia operates four feedlots that provide grain-fed cattle for our processing operations and also custom feeds for other producer clients on an opportunistic basis. We source feeder cattle from livestock producers. On average, cattle remain in our feedlots for approximately five months before they are transferred to our processing operations. Our feedlots produce approximately 190,000 cattle per year for processing.

Processing Facilities and Operations
      Swift Australia’s processing facilities are strategically located for efficient livestock acquisition, availability of labor and access to shipping and distribution. Our facilities utilize modern, highly-automated equipment to process and package beef products. The Dinmore facility, which is European Union certified, is the largest plant in Australia. In addition, the Beef City plant, which processes program cattle for grain-fed product, completed an expansion project in July 2004, adding 20% to daily slaughter capacity.
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
Industry Overview

United States Beef
      Beef products are the second largest source of meat protein in the United States (behind chicken). The United States has the largest fed cattle industry in the world, and is the world’s largest producer of beef, primarily high-quality grain-fed beef for domestic and export use. In calendar year 2004, commercial beef production approximated 24.5 billion pounds in the United States.
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
      In recent periods, demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand. According to the USDA, beef consumption is forecasted to be 28.8 billion pounds in calendar year 2005. The domestic beef industry faced several unique challenges in the last two years, notably 1) the closure in May 2003 of US borders to the importation of Canadian feeder and fattened (ready for slaughter) animals following the discovery of BSE in Alberta that same month, 2) the opening of the US border to Canadian produced boxed beef in September 2003 while the ban on importation of Canadian livestock was maintained, putting the entire US beef industry at a continued price disadvantage, 3) continued closure of the US border to Canadian livestock resulting in higher overall feeder and fed cattle prices in the US, negatively impacting raw material prices, and 4) the closure of most foreign markets to US beef following the discovery of a single dairy cow in Washington state infected with the BSE disease on December 23, 2003. These challenges resulted in tremendous volatility in the US derivative markets and underlying cash livestock market prices which are largely the basis for the buy/sell economics of the industry. In addition, the international border closings and lack of alternative US markets for many products which previously were exported negatively impacted the revenue enjoyed by the US packing industry as US beef exports were worth only $809.2 million in 2004, which was a 79% decrease compared to 2003. Many of these typically exported products could only be rendered for pennies on the dollar compared to their former export prices.
      Between December 24, 2003 and mid-June 2005, approximately 44 countries had reopened their borders to allow for the import of US beef. However, the late June 2005 announcement by the USDA of a second confirmed case of BSE in the US has led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.
      In July 2005, the United States Court of Appeals for the Ninth Circuit overturned a preliminary injunction issued in March 2005 by the United States District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle, and resulted in the immediate reopening of the border to live cattle imports. Although the Court of Appeals action does not completely dispose of the action in the lower court, the lower court is expected to enter final rulings that will permit continued trade in live animals and beef products between the two countries.

United States Pork
      Pork products are the third largest source of meat protein in the United States (behind chicken and beef). In calendar year 2004, commercial pork production approximated 20.5 billion pounds in the United States. Today, the United States is one of the world’s leading pork-producing countries and is widely regarded as a world leader in food safety standards. The United States is the second largest producer worldwide, behind China, and one of the largest exporters, along with Canada. United States production accounts for about 10% of total world supply. US pork exports have benefited during the year from incidents which disrupted the normal competitive world markets, including the discovery of Avian flu in US poultry and the discovery of the first ever case of BSE in a single US dairy cow. These incidents effectively closed the export markets to US beef and many countries put import restrictions on US chicken, making pork the protein of choice in many export markets.
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
      In recent periods, demand for pork products in the United States has been increasing, with population growth and exports as the primary drivers for increased aggregate demand. According to the USDA, pork consumption in the US is forecasted to be 19.3 billion pounds in calendar year 2005. While pork has historically enjoyed its highest consumption patterns and, therefore, its highest average price per pound in the winter months (for hams and loins) and summer months (for ribs), demand for pork remained strong through the entire 2004 calendar year and the first half of calendar 2005. Year round consumer interest and higher year over year prices were likely driven by a combination of the closure of international markets to US beef and US poultry during the year, coupled with US consumer interest in high protein diets.
      Demand for US pork has also risen in the export market. Calendar year 2004 was the 14th consecutive record-breaking year for US pork exports by volume. Pork export volumes were approximately 2.2 billion pounds in 2004; an increase of 35% over 2003. The value of these export products was also up 41%.

Australia Beef
      Australia produced approximately 4.7 billion pounds of beef in calendar year 2004. It has traditionally been a supplier of grass-fed beef. Grass is a much cheaper feed source than grain and given the vast amount of land in Australia that can be used for cattle raising and feeding, it is the predominant method used in that country for the growing and finishing of cattle. Australia also has a grain-fed beef cattle segment which primarily supplies cattle processed for export to Japan. Grain-fed production currently represents 27% of Australia’s total beef output, and this sector continues to expand.
      Australia has been one of the leading beef export countries for more than a decade. Exports are forecasted at 3.0 billion pounds for calendar year 2005. Approximately 70% or more of exports have historically been made to the United States and Japan, but Australian beef is also exported to Korea, Taiwan, Canada and Mexico, among other countries. Australian meat packers, including Swift Australia, have benefited from recent world events including the BSE detections in cattle in North America. These incidents closed the principal Asian export markets of Japan and Korea to North American beef, and these markets have remained closed to US beef throughout 2004 and into mid-2005.
      The Australian beef processing industry has experienced buoyant demand conditions in 2004, with the closure of many markets to North American beef, combined with a growing consumer interest in beef products. The increase in demand has been particularly strong in Japan and Korea as result of their border closures to North American beef. With red meat consumption on an upward trend, the prospects for 2005 should retain this buoyancy for as long as the export restrictions on North American product remain in force. Although we cannot know with certainty, we believe that the announcement in late June 2005 of a confirmed second case of BSE in the US likely will continue the international market uncertainty and may further delay border reopenings to North American beef. The industry continues to slowly recover from the impact of the severe drought years of 2002 and 2003, which placed significant pressure on livestock supply and caused herd depletion. However, the post-2003 rains have not covered all areas and further precipitation is needed. Other issues are the consistency of product quality and the trend towards technical trade barriers in some countries.
Intellectual Property
      We hold a number of trademarks, patents and domain names that we believe are material to our business and which are registered with the United States Patent and Trademark Office including “Swift” and “Monfort” derivative tradenames, and “Miller Blue Ribbon Beef”. We have also registered “Swift” and “Monfort” derivative trademarks in most of the foreign countries to which we sell our products. Currently, we have a number of patent applications and trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, we attempt to protect our unregistered trademarks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection.
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
Regulation and Environmental Matters
      Our operations are subject to extensive regulation by the United States Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the United States Environmental Protection Agency (“EPA”) and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. For example, in November 2002, the USDA issued a directive requiring all producers of raw beef products to reassess their Hazard Analysis Critical Control Points (“HACCP”) plans in light of the USDA’s determination that E. coli contamination is a food safety hazard reasonably likely to occur in the production process. We have historically and will continue to work closely with the USDA and any regulatory agencies to ensure that our operations comply with all applicable food safety laws and regulations.
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

      Our domestic operations are subject to the Packers and Stockyards Act of 1921. This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires us to make payment for our livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, unless otherwise agreed to by our livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the Packers and Stockyards Act, we must hold our cash livestock purchases in trust for our livestock suppliers until they have received full payment of the cash purchase price. We maintain a bond in the amount of approximately $49 million to secure our payment obligations to our livestock suppliers. ConAgra Foods, Swift Beef and certain of their competitors are subject to current litigation alleging the use of captive cattle supplies in violation of this statute as described in Note 10, “Legal Proceedings” of our consolidated financial statements included in Item 8 of this Form 10-K.
      Between June 30, 2002 and July 19, 2002, we voluntarily recalled approximately 19 million pounds of beef trim and fresh and frozen ground beef products produced between April 12, 2002 and July 11, 2002 at our Greeley, Colorado facility that may have been contaminated with E. coli. This was the first pathogen-related recall that we have experienced since 1996. The Centers for Disease Control and Prevention (“CDC”) associated cases of E. coli illnesses with the consumption of these beef products. According to the USDA, between 1997 and 2003 our industry experienced 234 pathogen-related recalls and 91 E. coli related recalls. The total recall costs associated with the return, destruction and replacement of affected products and any advertising or announcements necessary to effect the recall were approximately $5.0 million. Through September 18, 2002, we expensed approximately $3.4 million of costs directly related to the product recall. Amounts related to the recall costs incurred prior to the Transaction, together with an accrual for estimated recall costs expected to be incurred after the Transaction, were reflected as expenses that reduced the adjusted net book value of the Acquired Business, thereby reducing the purchase price paid for the Acquired Business. ConAgra Foods agreed to reimburse us to the extent the recall costs incurred after the Transaction exceed the accrual. Our May 29, 2005 and May 30, 2004 balance sheets included a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represent additional claims from customers seeking reimbursement for recall related costs. As our costs have not exceeded our deductible under our product recall insurance policy, we have not recorded any insurance receivable, and we expect no reimbursement under our policy. ConAgra Foods has further agreed to indemnify us for liabilities, costs and expenses that we may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall.
      Immediately following the recall, we began working in coordination with our customers to quickly and efficiently effect the recall. In addition, we continue to work cooperatively with the USDA. Subsequent to the recall, order cancellations were immaterial. Further, Swift Beef’s largest customers of grinds and muscle cuts have continued to order product from us at levels consistent with their historical patterns. As a proactive measure, Swift’s management team expanded its testing procedures in all of Swift Beef’s processing plants and, immediately following the recall, began 100% lot testing of all trimmings destined for raw products. Following our implementation of voluntary trimming testing, in November 2002, the USDA issued a directive requiring all producers of raw beef products to reassess their Hazard Analysis Critical Control Points (“HACCP”) plans in light of the USDA’s determination that E. coli contamination is a food safety hazard reasonably likely to occur in the production process.
      We occasionally receive notices from regulatory authorities and others asserting that we are not in compliance with some laws and regulations. In some instances, litigation ensues, including the matters discussed in Note 10, “Legal Proceedings” of the consolidated financial statements included in Item 8 of this Form 10-K.
Employees
      As of May 29, 2005, we had approximately 20,700 employees, including 10,300 employees in Swift Beef, 5,500 in Swift Pork and 4,900 in Swift Australia. We consider relations with our employees to be good. Approximately 9,600 employees at our United States facilities are represented by labor organizations and work under collective bargaining agreements expiring between 2005 and 2007. Approximately 4,400 employees at our Australia plants are parties to Awards of Enterprise or Certified Agreements with various labor organizations and Swift Australia.
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
      Our beef and pork products have in the past been, and may in the future be, exposed to contamination by organisms that may produce foodborne illnesses. These organisms are generally found in the environment and, as a result, there is a risk that they could be present in our products. For example, E. coli is one of many foodborne bacteria commonly associated with beef products. Once contaminated products have been shipped for distribution, illness or death may result if the products are not properly prepared prior to consumption or if the pathogens are not eliminated in further processing. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death and have in the past recalled, and may in the future recall products in the event of contamination or damage. For example, between June 30 and July 19, 2002, we voluntarily recalled approximately 19 million pounds of fresh and frozen ground beef products that may have been contaminated with E. coli. The Centers for Disease Control and Prevention has associated cases of E. coli illnesses with the consumption of these beef products. We may encounter the same risks if a third party tampers with our products. Contamination of our products also may create adverse publicity that could negatively affect our business, reputation, prospects, financial condition, results of operations and cash flows.

Outbreaks of disease affecting livestock can adversely affect our business.
      An outbreak of disease affecting livestock, such as BSE or foot-and-mouth, could result in restrictions on sales of products to our customers or purchases of livestock from our suppliers. Also, outbreaks of these diseases or concerns of such disease, whether or not resulting in regulatory action, can lead to cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on consumer demand and, as a result, on our results of operations. On December 23, 2003, the USDA reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or “BSE”) in the United States after performing preliminary tests on a dairy cow slaughtered in Washington state. These findings were confirmed on December 25, 2003. Following the announcement, substantially all international export markets banned the import of US beef. Mexico reopened its borders to US beef in April 2004. Between December 25, 2003 and mid-June 2005, approximately 44 countries had reopened their borders to allow for the import of US beef. However, the late June 2005 announcement by the USDA of a second confirmed case of BSE in the US has led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close. We recorded a charge to earnings totaling $43.0 million in the third quarter of fiscal year 2004 due to the direct and indirect market impacts of the closure of the international borders as a result of the single BSE incident.

Our substantial debt could adversely affect our business.
      We have a significant amount of debt. As of May 29, 2005, we had total outstanding debt of $745.0 million (inclusive of the debt discount applicable to our 10 1/8% senior notes), including capital lease obligations of $19.2 million, $202.0 million of secured debt, $150.0 million of debt that is subordinated to our 10 1/8% senior notes, and $105.0 million of 11% senior notes. In addition, we had $31.5 million of outstanding letters of credit and $316.5 million of senior debt available for borrowing under our revolving credit facility. The indenture governing our senior notes restricts, but does not prohibit, us from refinancing the $150.0 million of senior subordinated notes with debt that is pari passu with the senior notes.

      Our substantial debt could:

•	make it difficult for us to satisfy our obligations, including making interest payments on our debt obligations;

•	limit our ability to obtain additional financing to operate our business;

•	require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund working capital, capital expenditures and other general corporate requirements;

•	limit our flexibility to plan for and react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage relative to some of our competitors that have less debt; and

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates, changes in cattle and hog prices or a downturn in our business or the economy.

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
      The senior credit facilities and the indentures governing our senior notes and senior subordinated notes contain, among other things, covenants that may restrict our and our subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The indentures and the senior credit facilities restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur additional indebtedness or issue guarantees;

•	create liens on our assets;

•	pay dividends on or redeem capital stock;

•	make certain investments;

•	make restricted payments;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	issue or distribute capital stock of our subsidiaries;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions;

•	engage in certain business activities; and

•	engage in mergers, consolidations and certain dispositions of assets.

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
      Our margins are dependent on the price at which our beef and pork products can be sold and the price we pay for our raw materials among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for beef and pork and the market for other protein products, such as poultry and fish. For example, following the discovery of Avian Flu in the Asian poultry production regions and the US poultry flocks during our fiscal 2004, and the resultant closure of markets to US beef exports as a result of the December 23, 2003 BSE discovery, we have experienced improved selling prices and margins for our Australian beef and US pork production into these export markets. Between December 25, 2003 and mid-June 2005 approximately 44 countries have re-opened their borders to US beef. However, the late June 2005 announcement by the USDA of a second confirmed case of BSE in the US has led to further uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close. Also, this disruption of historical competition has resulted in tremendous volatility in the US livestock cash and related futures commodity markets.
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
      Severe price swings in raw materials, and the resultant impact on the prices we charge for our products have at times had, and may in the future have, material adverse effects on our financial condition, results of operations and cash flows. If we experience increased costs, we may not be able to pass them along to our customers. We employ a number of strategies to attempt to reduce this risk, including forward purchase and sale agreements, futures and options, but these strategies cannot and do not eliminate these risks. US beef margins were negatively affected by the loss of export markets as approximately 15% of the historical revenue derived from the animal was generated from sales of beef by-products, many of which have no domestic market. US livestock raw material prices have not declined sufficiently to absorb this revenue loss. For further discussion of the risks associated with commodity prices and hedging, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Market Risk Disclosures.

We are subject to extensive governmental regulations and our noncompliance with or changes in these regulations could adversely affect our business, financial condition, results of operations and cash flows.
      Our operations are subject to extensive regulation and oversight by the FDA, the USDA, the EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. Wastewater, stormwater and air discharges from our operations are subject to extensive regulations by the EPA and other state and local authorities. Our Australian operations also are subject to extensive regulations by the Australian Quarantine Inspection Service and other state and local Australian authorities. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, recalls of our products or seizures of our properties, as well as potential criminal sanctions. These penalties or changes in the applicable laws and regulations could adversely affect our business, financial condition, results of operations and cash flows.

Our international operations expose us to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.
      For the fiscal year ended May 29, 2005, exports, primarily to Japan, China, Canada, Mexico and Korea, accounted for approximately 16% of our total net sales. Our international activities expose us to risks not faced by companies that limit themselves to United States and Australian markets. One significant risk is that the international operations may be affected by tariffs, other trade protection measures and import or export licensing requirements. For example, on May 31, 2004, the Mexican government initiated an industry-wide anti-dumping investigation against imports of certain pork products from the United States during the period from January 1, 2003 through December 31, 2003. The results of that investigation could affect the tariffs we are required to pay on our exports of pork products to Mexico in the future.
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
      For example, on December 23, 2003, the USDA reported the first apparent case of BSE in the United States after performing preliminary tests on a dairy cow slaughtered in Washington state. These findings were confirmed on December 25, 2003. Following the announcement, substantially all international export markets banned the import of US beef. Mexico reopened its borders on a limited basis to US beef from cattle younger than 30 months of age in April 2004. Between December 25, 2003 and mid-June 2005, approximately 44 countries have reopened their borders to US beef, although Japan, Korea and other countries which had represented 53% of our export sales for our fiscal year 2004 until December 2003, remained closed. We recorded a charge to earnings totaling $43.0 million in the third quarter of fiscal year 2004 due to the direct and indirect market impacts of the closure of international borders as a result of the single BSE incident. It is not known whether other foreign borders may reopen to the import of US beef, when this may occur, or what conditions may be imposed. The late June 2005 announcement by the USDA of a second confirmed case of BSE in the US has led to further uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

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
      Our operations are subject to extensive and increasingly stringent regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences for us, including criminal as well as civil and administrative penalties and negative publicity. We have incurred and will continue to incur significant capital and operating expenditures to avoid violations of these laws and regulations. Additional environmental requirements imposed in the future could require currently unanticipated investigations, assessments or expenditures, and may require us to incur significant additional costs. As the nature of these potential future charges is unknown, management is not able to estimate the magnitude of any future costs and we have not accrued any reserve for any potential future costs.
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
      The food industry in general is subject to changing consumer trends, demands and preferences. Our products compete with other protein sources, such as chicken, and other foods. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, the closure of international borders to the import of US beef and US poultry during our fiscal 2004 resulted in sustained increased demand and higher prices for US pork and our Australian business’ exported meats. In addition, US consumers’ interest in pork remained consistently strong throughout the year, driven by the international border closures and an increase in US consumers’ interest in high protein diets. We are not able to assess whether or when US borders may reopen, nor whether or when US consumers’ buying patterns may return to historical patterns.

The sales of our beef and pork products are subject to seasonal variations and, as a result, our quarterly operating results may fluctuate.
      Both the beef and pork industries are characterized by prices that change based on seasonal consumption patterns. The highest periods of demand for our products are usually the summer barbecue season for beef and the winter months for pork. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. During recent years however, the disruption of US beef exports and US consumers’ interest in high protein diets have contributed to an increase in the demand for US pork to a more “year-round”, rather than seasonal, pattern. We are not able to determine with certainty the drivers of this level of consumption, nor determine whether or when it may return to historical seasonal buying patterns.

Our performance depends on favorable labor relations with our employees. Any deterioration of those relations or increase in labor costs could adversely affect our business.
      We have approximately 20,700 employees worldwide. Approximately 9,600 employees at our United States facilities are represented by labor organizations and collective bargaining agreements. Approximately 4,400 employees at our Australian facilities are parties to Awards of Enterprise or Certified Agreements with various labor organizations and Swift Australia. Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Where you can find more information
      We maintain an internet web site at www.swiftbrands.com. The information on this site does not form a part of this Form 10-K. We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission. These reports may be inspected, without charge, at the offices of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such materials may also be obtained by mail at prescribed rates from the Public Reference Room of the Securities and Exchange Commission at that address. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Copies of such materials may also be obtained from the web site that the Securities and Exchange Commission maintains at www.sec.gov.

ITEM 2.	PROPERTIES
      In addition to our owned beef and pork processing and lamb slaughter facilities described below (see Note 15, “Subsequent Events”, to the consolidated financial statements included in Item 8 of this Form 10-K), we lease our corporate headquarters building in Greeley, Colorado, our four distribution facilities located in Nebraska, Arizona, Colorado and Texas and our sales offices in the US, Korea, Japan, Mexico, Hong Kong and Taiwan. We also lease our distribution centers and warehouses in Australia. In April 2005, we completed the construction of an approximately 32,000 square-foot customer solutions and product development complex adjoining our headquarters building in Greeley, Colorado that is leased from the current landlord on our existing headquarters building. We also own our distribution facilities in Hawaii and Delaware. The processing facility locations and capacity (based on current operating configurations and USDA limitations) are shown in the tables below:

Swift Beef

		Daily
		Processing
Location	Type	Capacity

Grand Island, Nebraska	Fed Cattle Processing	5,600
Cactus, Texas	Fed Cattle Processing	5,300
Greeley, Colorado	Fed Cattle Processing	2,750
Hyrum, Utah	Fed Cattle Processing	2,200
Omaha, Nebraska	Non-Fed Cattle Processing	1,125
Nampa, Idaho	Non-Fed Cattle Processing	1,125
Greeley, Colorado	Lamb Slaughtering	4,000

Swift Pork

		Daily
		Processing
Location	Type	Capacity

Marshalltown, Iowa	Pork Processing	17,200
Worthington, Minnesota	Pork Processing	17,200
Louisville, Kentucky	Pork Processing	10,000
Santa Fe Springs, California	Value-Added Processing	N/A

Swift Australia

		Daily
		Processing
Location	Type	Capacity

Dinmore	Grass-fed Cattle Processing	3,350
Townsville	Grass-fed Cattle Processing	900
Rockhampton	Grass-fed Cattle Processing	650
Beef City	Grain-fed Cattle Processing	800
Beef City	Feedlot	N/A
Prime City	Feedlot	N/A
Caroona	Feedlot	N/A
Mungindi	Feedlot	N/A

ITEM 3.	LEGAL PROCEEDINGS
      For information regarding legal proceedings, see Note 10, “Legal Proceedings” to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      There is no established public trading market for any class of common equity of Swift Holdings or Swift Operating. As of May 29, 2005, S&C Holdco 2, Inc. was the only stockholder of Swift Holdings, and Swift Holdings was the only stockholder of Swift Operating.
      In September 2004 Swift Operating paid a cash dividend of $121.4 million to Swift Holdings and Swift Holdings declared and paid a cash dividend of this amount to S&C Holdco 2, Inc. This dividend was subsequently distributed to our former ultimate parent Former Swift Foods to fund a portion of the purchase price for the Call Option described in Item 1. Business.
      In March 2005 Swift Operating paid a cash dividend of $93.7 million to Swift Holdings out of the net proceeds contributed to it from the $105.0 million of senior notes issued by Swift Holdings in March 2005 as described under Item 7. Management’s Discussion of Financial Condition and Results of Operations — Liquidity and Capital Resources and Swift Holdings declared and paid a cash dividend of this amount to S&C Holdco 2, Inc. The March 2005 dividend was subsequently distributed to the holders of Swift Foods common stock. Due to financial covenant restrictions contained in the indentures governing the senior notes and senior subordinated notes previously issued by Swift Operating, Swift Operating was restricted from paying a dividend of the full net proceeds it received from the Swift Holdings senior notes offering. Swift Operating intends to declare and pay a cash dividend of approximately $11.0 million, representing the remaining net proceeds contributed to it from the Swift Holdings senior notes, as permitted by the financial covenants contained in the indenture. Any payment of additional future dividends and the amounts thereof will be dependant upon our earnings, fiscal requirements, financial covenants in our debt instruments and other factors deemed relevant by our board of directors.
      At May 29, 2005, Swift Operating had a dividend payable in the amount of $6.8 million related to the departure of our former chief executive officer and president. The dividend was subsequently paid in the first quarter of fiscal 2006 and distributed to Swift Foods to fund the repurchase of Swift Foods common stock and options held by our former chief executive officer and president as described in Item 11. Executive Compensation — Employment and Severance Agreements.
      Neither Swift Holdings nor Swift Operating issues any of its equity securities in connection with an equity compensation plan. For information regarding securities authorized for issuance under Swift Foods’ equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management.

ITEM 6.	SELECTED FINANCIAL DATA
      GAAP requires our operating results prior to the Transaction (the periods prior to September 19, 2002) to be reported as the results of the ConAgra Red Meat Business (the “Predecessor”) in the selected financial data. Our operating results subsequent to the Transaction are presented as the “Successor’s” results in the selected financial data and include the 249 days from September 19, 2002 through May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005.
      The following table sets forth selected financial data of the ConAgra Red Meat Business on a combined basis at the dates and for the periods indicated. The combined statement of earnings data for the 115 days ended September 18, 2002 were derived from the ConAgra Red Meat Business audited combined financial statements included in this Form 10-K. The combined statement of earnings data for the fiscal years ended May 27, 2001 and May 26, 2002, and the combined balance sheet data as of May 27, 2001 and May 26, 2002 were derived from the ConAgra Red Meat Business audited combined financial statements, which are not included in this Form 10-K.
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
      The selected statement of earnings data for the 115 days ended September 18, 2002 was derived from the audited financial statements of the Predecessor included in this Form 10-K. The selected statements of earnings data for the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005, and the balance sheet data at May 30, 2004 and May 29, 2005 were derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. The results of operations for any partial fiscal year period or for the periods presented for the Predecessor or Successor are not necessarily indicative of the results of operations to be expected for other periods or for the full fiscal year.
      The amounts for all periods presented exclude the operating results related to the Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”). The sale of FJ Walker was completed in April 2005. In accordance with GAAP, the operating results of FJ Walker have been treated as discontinued operations in our consolidated statements of earnings for all periods presented. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 “Discontinued Operations” of the notes to the consolidated financial statements included in Item 8 of this Form 10-K for further discussion of the FJ Walker disposition.
      You should read the selected financial data set forth below in conjunction with, and the data is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K.

      For information regarding securities authorized for issuance under our equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management.

	Fiscal Year Ended(a)						Fiscal Year Ended(a)

					115 Days Ended		249 Days Ended
	May 27,		May 26,		September 18,		May 25,		May 30,		May 29,
	2001		2002		2002		2003		2004		2005

	Predecessor		Predecessor		Predecessor		Successor		Successor		Successor
	(Dollars in thousands)						(Dollars in thousands)
Statement of Earnings Data:
Net sales	$8,782,422		$8,195,922		$2,597,315		$5,526,062		$9,436,160		$9,669,102
Cost of goods sold	8,476,117		7,896,961		2,515,729		5,362,412		9,165,466		9,453,665

Gross profit	306,305		298,961		81,586		163,650		270,694		215,437
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting	100,779		115,299		26,591		57,658		62,408		(777)
Cash Flow Data:
Cash flows related to:
Operating activities	$73,474		$270,870		$2,328		$102,900		$79,171		$90,054
Investing activities	(79,012)		(22,222)		(7,494)		(839,377)		(59,658)		20,808
Financing activities	1,492		(250,612)		9,203		765,514		15,241		(132,455)
Other Financial Data:
EBITDA(b)(d)	$161,202		$181,657		$47,582		$156,742		$220,121		$162,985
Capital expenditures	77,958		56,527		8,842		43,917		62,058		51,398
Ratio of earnings to fixed charges(c)	2.86	x	2.83	x	2.68	x	2.11	x	1.78	x	0.99	x

	May 27,	May 26,	May 25,	May 30,	May 29,
	2001	2002	2003	2004	2005

	Predecessor	Predecessor	Successor	Successor	Successor
	(Dollars in thousands)		(Dollars in thousands)
Balance Sheet Data
Total assets	$1,804,937	$1,649,793	$1,592,014	$1,697,687	$1,640,774
Long-term debt	13,123	12,912	619,946	632,269	693,524
Total debt	17,419	13,123	624,253	636,508	745,006

(a)	The ConAgra Red Meat Business’ fiscal year ends on the last Sunday in May. The 2001 fiscal year ended May 27, 2001 and the 2002 fiscal year ended May 26, 2002. Our fiscal year ends on the last Sunday in May. The 2003 fiscal year ended May 25, 2003; the 2004 fiscal year ended May 30, 2004 and the 2005 fiscal year ended May 29, 2005. Fiscal years 2001, 2002, 2003 and 2005 consisted of 52 weeks, and fiscal year 2004 consisted of 53 weeks.

(b)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an alternative to cash flow or operating income (as measured by GAAP). We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. Since EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry.

(c)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of debt discount and financing costs and the portion of operating lease expense which management believes is representative of the interest component of rent expense.

(d)	The following table sets forth a reconciliation of income from continuing operations before income taxes to EBITDA.

	Fiscal Year	Fiscal Year	115 Days	249 Days	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended	Ended
	May 27,	May 26,	September 18,	May 25,	May 30,	May 29,
	2001	2002	2002	2003	2004	2005

	Predecessor	Predecessor	Predecessor	Successor	Successor	Successor
	(Dollars in thousands)			(Dollars in thousands)
Income (loss) from continuing operations before income taxes	$100,779	$115,299	$26,591	$57,658	$62,408	$(777)
Interest expense(i)	—	—	—	48,465	73,446	80,229
Depreciation and amortization	60,423	66,358	20,991	50,619	84,267	83,533

EBITDA	161,202	181,657	47,582	156,742	220,121	162,985

(i)	Includes amortization of deferred financing costs and accretion of bond discount of $4,072 and $1,703, respectively, for the 249 days ended May 25, 2003, $6,594 and $2,537, respectively, for the fiscal year ended May 30, 2004, and $14,448 and $2,500, respectively, for the fiscal year ended May 29, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. Selected Financial Data and the financial statements and accompanying notes included in Item 8 of this Form 10-K. Those statements in this Item 7 that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Forward-Looking Information.”
Overview
      The ConAgra Red Meat Business was developed through a series of acquisitions made by ConAgra Foods in the late 1980s and early 1990s. E.A. Miller Enterprises Inc. and Monfort Inc. were both acquired in 1987 to form the foundation of the current domestic beef company. ConAgra Foods acquired Swift Independent Packing Co. during the late 1980s in two separate transactions that formed the foundation of the current domestic pork business. Finally, the Australian operations were acquired in three separate transactions during the 1990s. Since the time of the first acquisition, the ConAgra Red Meat Business was operated as a division of ConAgra Foods until September 18, 2002.
      Historically, the domestic cattle feeding operations were wholly owned by ConAgra Red Meats Company. Substantially all of the sales from those operations were made to our domestic beef processing facilities. For the fiscal year ended May 29, 2005, the domestic cattle feeding operations provided approximately 15% of the cattle processed by our domestic beef processing operations. In connection with the Transaction, a subsidiary of Swift Foods Company acquired the domestic cattle feeding operations that were historically included in the domestic beef business. As part of the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations under which it continued to supply cattle to Swift Beef consistent with past practices. This agreement terminated on September 19, 2004 and on September 24, 2004, the entity that acquired the domestic cattle feeding operations tendered the common stock of that entity back to ConAgra Foods in full settlement of all outstanding obligations. Swift Beef believes that sufficient supplies of cattle at market prices exist to meet its current and future needs.

      In April 2005, our Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”) was sold in two related transactions to OSI International Foods (Australia) Pty. Ltd., a wholly owned subsidiary of US-based OSI Group, LLC and McKey Distribution Pty. Ltd., a wholly owned subsidiary of US-based Keystone Foods, Inc. This entity was reflected as a component of our Swift Australia segment and the consolidated operating results in prior filings. In accordance with GAAP, the operating results related to FJ Walker have been treated as discontinued operations for all periods presented.
Summary Unaudited Pro Forma Financial and Other Data
      We provide the following supplemental financial data to assist in understanding our operating results. EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash from operations as defined by GAAP and should not be considered as an alternative to cash flow or operating income as measured by GAAP. We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, since EBITDA is not defined by GAAP it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry.

			Swift	Corporate
Fourteen Weeks Ended May 30, 2004	Swift Beef	Swift Pork	Australia	& Other	Total

	(In thousands)
EBITDA	$23,333	$45,196	$27,031	$(9)	$95,551

Interest (expense) income	(12,421)	(6,990)	(6,215)	4,025	(21,601)
Depreciation and amortization	(12,573)	(4,878)	(4,242)	—	(21,693)

Income (loss) from continuing operations before income taxes — GAAP	$(1,661)	$33,328	$16,574	$4,016	$52,257

			Swift	Corporate
Thirteen Weeks Ended May 29, 2005	Swift Beef	Swift Pork	Australia	& Other	Total

	(In thousands)
EBITDA	$(3,007)	$20,199	$26,482	$(5)	$43,669

Interest (expense) income	(13,617)	(12,514)	(5,232)	2,641	(28,722)
Depreciation and amortization	(12,248)	(5,011)	(5,149)	—	(22,408)

Income (loss) from continuing operations before income taxes — GAAP	$(28,872)	$2,674	$16,101	$2,636	$(7,461)

			Swift	Corporate
Fiscal Year Ended May 30, 2004	Swift Beef	Swift Pork	Australia	& Other	Total

	(In thousands)
EBITDA	$44,656	$132,619	$42,891	$(45)	$220,121

Interest (expense) income	(42,929)	(24,355)	(19,968)	13,806	(73,446)
Depreciation and amortization	(51,028)	(18,377)	(14,862)	—	(84,267)

Income (loss) from continuing operations before income taxes — GAAP	$(49,301)	$89,887	$8,061	$13,761	$62,408

			Swift	Corporate
Fiscal Year Ended May 29, 2005	Swift Beef	Swift Pork	Australia	& Other	Total

	(In thousands)
EBITDA	$(65,132)	$122,091	$106,044	$(18)	$162,985

Interest (expense) income	(38,895)	(35,528)	(17,525)	11,719	(80,229)
Depreciation and amortization	(47,695)	(19,219)	(16,619)	—	(83,533)

Income (loss) from continuing operations before income taxes — GAAP	$(151,722)	$67,344	$71,900	$11,701	$(777)

      The summary unaudited pro forma financial and other data of Swift Holdings give effect to the Transaction as if it occurred as of the beginning of fiscal 2003 in the case of the unaudited pro forma statement of earnings data. A pro forma balance sheet has not been prepared because the balance sheet as of May 30, 2004 included elsewhere in this Form 10-K reflects the impacts of the Transaction. The unaudited pro forma statement of earnings does not purport to represent what our results of operations would have been if the Transaction had occurred as of the date indicated or what such results will be for future periods.

						Pro Forma
	115 Days Ended September 18, 2002
					249 Days	Fiscal Year
	ConAgra	Elimination	Adjustments		Ended	Ended
	Red Meat	of Businesses	for the		May 25,	May 25,
	Business	Not Acquired	Transaction(a)	Total	2003	2003

	(Dollars in thousands)
Statement of Earnings Data(b):
Net sales	$2,597,315	$(51,527)	$—	$2,545,788	$5,526,062	$8,071,850
Cost of goods sold	2,515,729	(70,989)	2,368	2,447,108	5,362,412	7,809,520

Gross profit	81,586	19,462	(2,368)	98,680	163,650	262,330
Selling, general and administrative expense	36,900	(2,095)	4,594	39,399	87,783	127,182
Translation gains	—	—	—	—	(9,026)	(9,026)
Gain on business interruption recovery	—	—	—	—	(21,230)	(21,230)
Corporate allocations:
finance charges	13,586	190	(13,776)	—	—	—
Corporate allocations: selling, general and administrative expense	4,509	(875)	—	3,634	—	3,634

Operating income	26,591	22,242	6,814	55,647	106,123	161,770
Interest expense	—	—	21,375	21,375	48,465	69,840

Income from continuing operations before income taxes	$26,591	$22,242	$(14,561)	$34,272	$57,658	$91,930

Other Data:
Cash flows from operating activities						$113,365
EBITDA(c)						238,569
Capital expenditures						52,484
Pro forma ratio of earnings to fixed charges(d)						2.23	x

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

(b)	Amounts reported in the above table have been adjusted to exclude the operating results of FJ Walker as this business has been treated as discontinued operations in accordance with GAAP.

(c)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an alternative to cash flow or operating income (as measured by GAAP). We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. Since EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry. For a reconciliation of pro forma EBITDA to pro forma income from continuing operations before income taxes, see the information under Segment Information below in this Item 7.

(d)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income from continuing operations before income tax plus fixed charges. Fixed charges consist of debt discount and financing costs and the portion of operating lease expense which management believes is representative of the interest component of rent expense.

Results of Continuing Operations
      GAAP requires our operating results prior to the Transaction to be reported as the results of the Predecessor for periods prior to September 19, 2002 in the financial statements. Our operating results subsequent to the Transaction are presented as the Successor’s results in the financial statements and include the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005.
      The financial results for periods prior to September 19, 2002 reflect the results of all of the historical operations of the ConAgra Red Meat Business, including the results of ConAgra Foods’ domestic beef and pork businesses, the domestic cattle feeding operations, Australia Meat Holding Pty. Ltd., Weld Insurance Company and other related entities which have historically been operated as an integrated business. We did not acquire the domestic cattle feeding operations, the capital stock of Weld Insurance Company, other assets and insignificant businesses and liabilities that were historically included in the ConAgra Red Meat Business. We refer to these businesses collectively as the “Businesses Not Acquired.” In the Transaction, we acquired ConAgra Foods’ domestic beef and pork processing and lamb slaughter businesses and its Australian beef business. We refer to these businesses collectively as the “Acquired Business.” The financial results for periods on or after September 19, 2002 reflect only the operations of the Acquired Business.
      Our fiscal year is the 52- or 53-week period ending on the last Sunday in May. Our financial statements include activity from the fiscal year ended May 29, 2005 (52 weeks), May 30, 2004 (53 weeks), and the fiscal year ended May 25, 2003 (pro forma) (52 weeks).
      Comparative amounts discussed below exclude the results of the FJ Walker division disposed of in April 2005, which has been reflected as discontinued operations for all periods presented. See Note 14, “Discontinued Operations,” of our consolidated financial statements for further discussion of discontinued operations.

Fiscal Year Ended May 29, 2005 Compared to Fiscal Year Ended May 30, 2004.
      Net Sales. Net sales for the fiscal year ended May 29, 2005 increased $232.9 million, or 2%, as compared to the net sales for the fiscal year ended May 30, 2004, due to higher selling prices partially offset by a 6% decrease in sales volumes. A portion of this volume decline is attributed to the inclusion of 53 operating weeks’ production in fiscal 2004, while fiscal 2005 included 52 operating weeks. In addition, Australia’s results benefited from a 5% increase in average Australian dollar to US dollar currency translation rates as compared to the prior fiscal year.

      Cost of Goods Sold. Cost of goods sold increased $288.2 million, or 3%, for the fiscal year ended May 29, 2005 as compared to the fiscal year ended May 30, 2004. The increase resulted from higher livestock costs partially driven by a 5% increase in average Australian dollar to US dollar currency translation rates as compared to the prior fiscal year, partially offset by a 6% decrease in volumes between the two periods. A portion of this volume decline is attributed to the inclusion of 53 operating weeks’ production in fiscal 2004, while fiscal 2005 included 52 operating weeks. In addition, in the comparative prior year we recorded a $43.0 million charge related to the direct and indirect costs incurred following the December 23, 2003 identification of the first-ever US case of BSE in a single dairy cow and resultant closure of foreign borders to US beef exports.
      Gross margin percentages (gross profit as a percent of net sales) declined from 2.9% to 2.2% for the current fiscal year. The decline in gross margin as a percentage of sales is primarily due to the higher livestock costs which could not be supported by sales price increases primarily in the US segments as discussed in “Cost of Goods Sold” above. The imbalance between sales prices and livestock costs is primarily due to the continued closure of many export markets to US beef, as well as the US border closure to imports of live Canadian cattle, while allowing imports of Canadian boxed beef.
      Selling, General and Administrative. Selling, general and administrative expenses were $136.4 million for the fiscal year ended May 29, 2005 as compared to $134.0 million for the fiscal year ended May 30, 2004. The increase is partially attributable to the fact that fiscal 2004 included 53 operating weeks while fiscal 2005 included 52 operating weeks. These expenses increased by $2.4 million, or 2%, due to increases in employee related costs including employee exit costs related to the departure of our former CEO during the year, unrelated employee relocation and recruiting costs, professional service fees including accounting fees related to Sarbanes-Oxley compliance partially offset by lower depreciation expenses on fixed asset additions, lower management incentive accruals due to the performance of the US beef segment in the current fiscal year and the inclusion of one additional operating week in the prior year comparative period.
      Interest Expense. Interest expense for the fiscal year ended May 29, 2005 was $80.2 million as compared to $73.4 million for the fiscal year ended May 30, 2004 driven by the write-off of $7.1 million of existing debt issuance costs in connection with the refinancing of our senior credit facilities. For more information on interest expense see Note 6, “Long-term Debt and Loan Agreements” to our consolidated financial statements included in Item 8 of this Form 10-K.
      Other Items. Our results were impacted by a translation gain of $0.4 million and a loss of $0.8 million during the fiscal years ended May 29, 2005 and May 30, 2004, respectively. These gains and losses related to US dollar denominated intercompany borrowings by Swift Australia. During the second quarter ended November 23, 2003, we began a policy of entering into forward contracts to hedge our exposure on intercompany borrowings with our Australian subsidiary. Changes in fair value of these contracts have been recorded in the statement of earnings as an offset to translation gains or losses on intercompany borrowings.
      Income Taxes. The unusual tax rate for the current fiscal year as compared to the prior year is due to a 2005 tax benefit of $13.8 million resulting from a remeasurement of deferred tax liabilities due to an election under applicable Australian tax law that permitted a one-time step-up in the tax basis of certain assets.

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
      Net Sales. Net sales for the fiscal year ended May 30, 2004 increased $1,364.3 million, or 17%, as compared to the net sales for the Acquired Business for the fiscal year ended May 25, 2003 (Pro forma), due to higher selling prices coupled with a 3% increase in sales volumes as well as an extra week included in the fiscal year ended May 30, 2004. In addition, Australia’s results benefited from a 26% increase in average Australian dollar to US dollar currency translation rates as compared to the prior fiscal year.
      Cost of Goods Sold. Cost of goods sold increased $1,355.9 million, or 17%, for the fiscal year ended May 30, 2004 as compared to the fiscal year ended May 25, 2003 (Pro forma). The increase resulted from higher livestock costs, a 3% increase in volumes between the two periods, and a 26% increase in average Australian dollar to US dollar currency translation rates as compared to the prior fiscal year, as well as an extra week included in the fiscal year ended May 30, 2004. In addition, following the December 23, 2003 identification of the first-ever US case of BSE in a single dairy cow and resultant closure of foreign borders to US beef exports, we recorded a $43.0 million charge related to the direct and indirect costs incurred.
      Gross margin percentages (gross profit as a percent of net sales) declined 0.3% to 2.9% for the fiscal year. The decline in gross margin as a percentage of sales is primarily due to the recording of the BSE-related charge discussed in “Cost of Goods Sold” above.
      Selling, General and Administrative. Selling, general and administrative expenses were $134.0 million for the fiscal year ended May 30, 2004 as compared to $127.2 million for the fiscal year ended May 25, 2003 (Pro forma). These expenses increased by $6.8 million, or 5%, due to increases in labor, facilities, professional services and depreciation expenses on fixed asset additions in the fiscal year ended May 30, 2004, coupled with an increase in the year-to-date management incentive accruals as a result of our fourth quarter performance. Partially offsetting these increases was a reduction in bad debts expense during 2004 as the prior year included a reserve for bad debts of $3.8 million (including $2.9 million related to Swift Beef and $0.9 million related to Swift Pork) for amounts estimated to be unrecoverable from a single customer which had filed Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware.
      Corporate Allocations/ Interest Expense. Corporate allocations for the fiscal year ended May 25, 2003 (Pro forma) were $3.6 million. No corporate allocations were recorded subsequent to the Transaction date of September 19, 2002, although payments to our prior owner in accordance with the Transition Services Agreement during the 249 days ended May 25, 2003 totaled $4.5 million which is reflected in selling, general and administrative expenses. Interest expense for the fiscal year ended May 30, 2004 was $73.4 million as compared to $69.8 million for the fiscal year ended May 25, 2003 (Pro forma). For more information on interest expense see Note 6, “Long-term Debt and Loan Agreements” to our consolidated financial statements included in Item 8 of this Form 10-K.
      Other Items. Our operating results for the fiscal year ended May 25, 2003 (Pro forma) were impacted by a gain on business interruption insurance recovery of $21.2 million related to a December 2000 fire at a beef processing facility operated by the Predecessor (see Note 13 “Business Interruption Recovery” to our consolidated financial statements included in Item 8 of this Form 10-K). Our results were also impacted by a translation loss of $0.8 million and a gain of $9.0 million during the fiscal years ended May 30, 2004 and May 25, 2003 (Pro forma), respectively. These gains and losses related to US Dollar denominated intercompany borrowings by Swift Australia. During the second quarter ended November 23, 2003, we began a policy of entering into forward contracts to hedge our exposure on intercompany borrowings with our Australian subsidiary. Changes in fair value of these contracts have been recorded in the statement of earnings as an offset to translation gains or losses on intercompany borrowings.
      Income Taxes. For the fiscal year ended May 30, 2004 and the 249-day period ended May 25, 2003, our effective tax rate for the Acquired Business was approximately 34.5% as compared to 36% for prior periods on a Predecessor basis. The decrease in our effective rate was primarily due to the extraterritorial income exclusion that allows certain foreign sales to be non-taxable. As we are no longer a division of our previous parent company, we must file separate consolidated tax returns for the Acquired Business and the parent entities on a stand-alone basis.

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
      Certain reclassifications have been made to the prior periods’ reporting segment presentation to conform to the way in which our chief operating decision maker as defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, currently views and evaluates the financial performance of our operating segments.
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
      Swift Australia. The majority of Swift Australia’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef and other products. Approximately 75% of the beef product sold by Swift Australia is derived from grass-fed animals. The remainder of Swift Australia’s beef products is derived from grain-fed animals that are sold primarily to Japan. Other sales are derived from our foods division, which produces value-added meat products including toppings for pizzas and meat patties for McDonalds. FJ Walker, the portion of the foods division that supplies McDonalds, was sold in April 2005, see Note 14 “Discontinued Operations” of our consolidated financial statements for further discussion of this transaction. Accordingly, the results of this division are reported as discontinued operations and the segment amounts for Swift Australia have been adjusted to exclude the results of FJ Walker for all periods presented. The remaining sales are derived from our wholesale business which sells and distributes boxed meat products to brokers who in turn resell those products to end customers. Swift Australia’s margins and volumes for exports have increased as a result of the Avian flu and BSE issues affecting US poultry and beef exports in the last year as Australian beef has become a replacement source of protein for those consumers.

      Corporate, Other and Eliminations. This line item includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process. In the Predecessor periods, this line also includes the cattle feeding division which we did not acquire in the Transaction.

	Predecessor	Successor

	ConAgra Red Meat
	Business	S&C Holdco 3, Inc. and Subsidiaries

	115 Days Ended	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended
	September 18, 2002	May 25, 2003	May 30, 2004	May 29, 2005

	(Dollars in thousands)	(Dollars in thousands)
Net Sales
Swift Beef	$1,706,231	$3,661,734	$5,998,913	$5,604,005
Swift Pork	484,958	1,097,348	1,981,319	2,242,846
Swift Australia	361,271	780,612	1,490,791	1,870,890
Corporate, Other and Eliminations	44,855	(13,632)	(34,863)	(48,639)

Total	$2,597,315	$5,526,062	$9,436,160	$9,669,102

Depreciation and Amortization
Swift Beef	$12,262	$30,123	$51,028	$47,695
Swift Pork	4,633	11,732	18,377	19,219
Swift Australia	2,953	8,764	14,862	16,619
Corporate, Other and Eliminations	1,143	—	—	—

Total	$20,991	$50,619	$84,267	$83,533

EBITDA(a)
Swift Beef	$45,690	$25,511	$44,656	$(65,132)
Swift Pork	10,796	64,736	132,619	122,091
Swift Australia	14,941	45,383	42,891	106,044
Corporate, Other and Eliminations	(23,845)	21,112	(45)	(18)

Total	47,582	156,742	220,121	162,985

Depreciation and amortization	(20,991)	(50,619)	(84,267)	(83,533)
Interest expense	—	(48,465)	(73,446)	(80,229)

Total Income (Loss) From Continuing Operations Before Income Taxes	$26,591	$57,658	$62,408	$(777)

						Pro Forma
	115 Days Ended September 18, 2002
					249 Days	Fiscal Year
	ConAgra	Elimination	Adjustments		Ended	Ended
	Red Meat	of Businesses	for the		May 25,	May 25,
	Business	Not Acquired	Transaction(b)	Total	2003	2003

			(Dollars in thousands)
Net sales
Swift Beef	$1,706,231	$—	$—	$1,706,231	$3,661,734	$5,367,965
Swift Pork	484,958	—	—	484,958	1,097,348	1,582,306
Swift Australia	361,271	—	—	361,271	780,612	1,141,883
Corporate, Other and Eliminations	44,855	(51,527)	—	(6,672)	(13,632)	(20,304)

Total	$2,597,315	$(51,527)	$—	$2,545,788	$5,526,062	$8,071,850

Depreciation and Amortization
Swift Beef	$12,262	$—	$3,400	$15,662	$30,123	$45,785
Swift Pork	4,633	—	1,951	6,584	11,732	18,316
Swift Australia	2,953	—	981	3,934	8,764	12,698
Corporate, Other and Eliminations	1,143	(1,143)	—	—	—	—

Total	$20,991	$(1,143)	$6,332	$26,180	$50,619	$76,799

EBITDA(a)
Swift Beef	$45,690	$—	$6,333	$52,023	$25,511	$77,534
Swift Pork	10,796	—	4,027	14,823	64,736	79,559
Swift Australia	14,941	—	2,596	17,537	45,383	62,920
Corporate, Other and Eliminations	(23,845)	21,289	—	(2,556)	21,112	18,556

Total	$47,582	$21,289	$12,956	$81,827	$156,742	$238,569

Depreciation and amortization	(20,991)	1,143	(6,332)	(26,180)	(50,619)	(76,799)
Corporate allocations — finance charges	—	(190)	190	—	—	—
Interest expense	—	—	(21,375)	(21,375)	(48,465)	(69,840)

Total Income From Continuing Operations Before Income Taxes	$26,591	$22,242	$(14,561)	$34,272	$57,658	$91,930

(a)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an alternative to cash flow or operating income (as measured by GAAP). We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. Since EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry.

(b)	Adjustments for the Transaction represent certain adjustments and eliminations, such as an adjustment to estimated depreciation expense based on the fair values of assets acquired, amounts payable pursuant to the Monitoring and Oversight Agreement (see Note 8, “Related Party Transactions” to our consolidated financial statements included in Item 8 of this Form 10-K), an elimination of historical allocated corporate financing cost, interest expense as a result of the Transaction and the tax effects of the pro forma adjustments at an estimated statutory tax rate of 38%.

Fiscal Year Ended May 29, 2005 Compared to Fiscal Year Ended May 30, 2004.

Swift Beef
      Net Sales. Net sales of Swift Beef were $5,604.0 million for the 52-week fiscal year ended May 29, 2005 compared to $5,998.9 million for the 53-week fiscal year ended May 30, 2004. Net sales decreased $394.9 million, or 7%, due to continued depressed prices for beef by-products caused by the closure of foreign borders to US exports, and the decrease in total sales volume of approximately 13%, partially offset by substantially higher selling prices for boxed beef. Reduction in sales volume compared to prior year, which is partially due to one additional week in the fiscal 2004 results, was further compounded by the disruption in the industry caused by the market volatility following the December 23, 2003 BSE discovery. The sudden and total loss of export markets for beef and beef by-products eliminated approximately 15% of the sources of revenue, and livestock costs have not declined sufficiently to absorb this revenue loss. As a result, meatpackers with plants in the United States, including our Swift Beef segment, have reduced production.
      Depreciation & Amortization. Depreciation and amortization of Swift Beef was $47.7 million for the fiscal year ended May 29, 2005 compared to $51.0 million for the fiscal year ended May 30, 2004. The decrease of $3.3 million, or 6%, resulted from assets becoming fully depreciated compared to depreciation on assets recently placed in service.
      EBITDA. EBITDA of Swift Beef was ($65.1) million for the fiscal year ended May 29, 2005 compared to $44.7 million for the fiscal year ended May 30, 2004. The decrease of $109.8 million resulted primarily from the impacts of the discovery of BSE in a single dairy cow in Washington state in December 2003. Compounding the decline is the spread between selling price and live cattle price and further negatively impacting segment performance were substantially higher transportation costs, increased diesel costs for company owned tractor-trailers, and increased natural gas utility costs due to record high commodity markets, increased professional fees and selling expenses, as well as certain one-time employee exit costs related to the departure of our former CEO.
      Gross margin percentages (gross profit as a percent of net sales) declined to (1%) as compared to 1% for the prior year. The decline was largely attributable to the increased operational costs associated with higher transportation costs, increased diesel costs for company owned tractor-trailers, and increased natural gas utility costs due to record high commodity markets coupled with a decline in the selling price versus cost of raw material margin during the year, as domestic cattle prices remained at high levels relative to the selling prices of the finished goods.

Swift Pork
      Net Sales. Net sales of Swift Pork were $2,242.8 million for the fiscal year ended May 29, 2005 compared to $1,981.3 million for the fiscal year ended May 30, 2004. The increase of $261.5 million, or 13%, resulted from a 10% increase in average selling price per pound partially offset by a 4% decrease in sales volume. Approximately half of this volume decline is attributed to the inclusion of 53 operating weeks’ production in fiscal 2004, compared to 52 operating weeks in fiscal 2005. Higher average selling prices were driven largely by competing prices for alternate proteins; however, these higher prices also slightly tempered the US consumer demand. In addition, while historically demand for pork has been seasonal, demand has remained consistently strong during the entire fiscal year ended May 29, 2005.
      Depreciation & Amortization. Depreciation and amortization of Swift Pork was $19.2 million for the fiscal year ended May 29, 2005 compared to $18.4 million for the fiscal year ended May 30, 2004. The increase of $0.8 million, or 5%, resulted from depreciation expense on assets recently placed in service.

      EBITDA. EBITDA of Swift Pork was $122.1 million for the fiscal year ended May 29, 2005 compared to $132.6 million for the fiscal year ended May 30, 2004. The decrease of $10.5 million, or 8%, resulted from a 4% decrease in sales volume, substantially higher transportation costs and increased natural gas utility costs due to record high commodity markets, increased professional fees and selling expenses, as well as employee exit costs related to the departure of our former CEO.
      Gross margin percentages (gross profit as a percent of net sales) decreased to 7% from 8% for the prior year. The decrease was primarily attributable to the substantially higher transportation costs and increased natural gas utility costs during the current year.

Swift Australia
      In April 2005, we sold our Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”), in two related transactions. In prior periods, this entity was reflected as a component of our Swift Australia segment. Discussions and analysis for all periods presented below exclude the results of FJ Walker in accordance with its treatment as discontinued operations.
      Net Sales. Net sales of Swift Australia were $1,870.9 million for the fiscal year ended May 29, 2005 compared to $1,490.8 million for the fiscal year ended May 30, 2004. The increase of $380.1 million, or 26%, resulted from a 22% increase in average selling prices on nominally higher sales volumes. Included in the sales increase is the impact of the Australian dollar to US dollar exchange rate which increased an average 5% between the two periods. The sales margin of Swift Australia’s beef products was augmented as a result of diminished international beef supplies caused by the continued inability of the United States and Canada to export beef products due to trade restrictions caused by the discovery of BSE in those countries.
      Depreciation & Amortization. Depreciation and amortization of Swift Australia was $16.6 million for the fiscal year ended May 29, 2005 compared to $14.9 million for the fiscal year ended May 30, 2004. The increase of $1.8 million, or 12%, was related to the effect of higher average Australian dollar to US dollar currency exchange rates on the current period amounts as well as depreciation on assets recently placed in service. The Australian dollar to US dollar exchange rate increased an average 5% between the two periods.
      EBITDA. EBITDA of Swift Australia was $106.0 million for the fiscal year ended May 29, 2005 compared to $42.9 million for the fiscal year ended May 30, 2004. The increase of $63.2 million, or 147%, resulted from higher meat margins primarily due to the continued inability of the United States and Canada to export beef products due to trade restrictions caused by the discovery of BSE in those countries. During the fiscal years ended May 30, 2004 and May 29, 2005, Swift Australia’s results were also impacted by a translation loss of $0.9 million and a translation gain of $0.4 million, respectively, related to translation gains and losses on US dollar denominated intercompany borrowings. In addition, the Australian dollar to US dollar exchange rate increased an average of 5% between the two periods.
      Gross margin percentages (gross profit as a percent of net sales) increased to 6% for the current fiscal year versus 3% for the prior year largely due to increased selling prices which were only partially offset by increased raw material costs.

Fiscal Year Ended May 30, 2004 Compared to Fiscal Year Ended May 25, 2003 (Pro forma).
      The information presented below for the fiscal year ended May 30, 2004 compared to the fiscal year ended May 25, 2003 (Pro forma) is derived from comparing (1) the results of the Acquired Business for the fiscal year ended May 30, 2004 to (2) the sum of the historical financial statements of the Predecessor ConAgra Red Meat Business after deducting the results of the Businesses Not Acquired for the 115-day period from May 26, 2002 through September 18, 2002 and including pro forma adjustments related to the Transaction, plus the results of the Acquired Business for the 249 day period from September 19, 2002 through May 25, 2003.

Swift Beef
      Net Sales. Net sales of Swift Beef were $5,998.8 million for the fiscal year ended May 30, 2004 compared to $5,368.0 million for the fiscal year ended May 25, 2003 (Pro forma). Net sales increased $630.9 million, or 12%, on substantially higher selling prices for boxed beef partially offset by declines in product values for beef and beef by-products due to the closure of foreign borders to US exports, and partially offset by a decrease in total sales volume of approximately 4%. Reduction in sales volume compared to the prior year, despite one additional week in the fiscal 2004 results, was due largely to the disruption in the industry caused by the market volatility following the December 23, 2003 BSE discovery. The sudden and total loss of export markets for beef and beef by-products eliminated approximately 15% of the sources of revenue, and livestock markets did not decline sufficiently to absorb this revenue loss. As a result, meatpackers, including our Swift Beef segment, reduced production.
      Depreciation & Amortization. Depreciation and amortization of Swift Beef was $51.0 million for the fiscal year ended May 30, 2004 compared to $45.8 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $5.2 million, or 11%, resulted from depreciation expense on assets recently placed in service as well as an extra week in the fiscal year ended May 30, 2004.
      EBITDA. EBITDA of Swift Beef was $44.7 million for the fiscal year ended May 30, 2004 compared to $77.5 million for the fiscal year ended May 25, 2003 (Pro forma). The decrease of $32.9 million resulted primarily from the recording of a $43.0 million charge related to the direct and indirect impacts of the discovery of BSE in a single dairy cow in Washington State in December 2003 partially offset by lower bad debt expense as the prior year included the recording of a $2.9 million increase in the allowance for doubtful accounts related to a single customer who filed for Chapter 11 bankruptcy.
      Gross margin percentages (gross profit as a percent of net sales) declined to 1% as compared to 2% for the prior year (Pro forma). The decline was largely attributable to the charge related to BSE discussed under “EBITDA” above.

Swift Pork
      Net Sales. Net sales of Swift Pork were $1,981.3 million for the fiscal year ended May 30, 2004 compared to $1,582.3 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $399.0 million, or 25%, resulted from a 21% increase in average selling price per pound, coupled with a 7% increase in sales volume. Higher average selling prices were driven largely by increased US consumer demand. Higher sales volume was driven by higher exports of pork products as key foreign markets were closed to the import of US beef and chicken. In addition, while historically demand for pork was seasonal, demand remained consistently strong during the entire fiscal year ended May 30, 2004.
      Depreciation & Amortization. Depreciation and amortization of Swift Pork was $18.4 million for the fiscal year ended May 30, 2004 compared to $18.3 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $0.1 million, or 1%, resulted from depreciation expense on assets recently placed in service, as well as an extra week in the fiscal year ended May 30, 2004.
      EBITDA. EBITDA of Swift Pork was $132.6 million for the fiscal year ended May 30, 2004 compared to $79.6 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $53.0 million, or 67%, resulted from a 18% increase in meat margin (selling price less raw material cost) per pound combined with a 7% increase in sales volume partially offset by higher plant costs (including packaging, transportation costs for finished goods, labor costs and overhead costs). In addition, the 2003 comparative period was negatively impacted by the recording of a $0.9 million increase in the allowance for doubtful accounts related to a single customer who filed Chapter 11 bankruptcy.
      Gross margin percentages (gross profit as a percent of net sales) increased to 8% from 6% for the prior year (Pro forma). The increase was primarily attributable to the increases in volume and selling price per pound discussed above.

Swift Australia
      In April 2005 our Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”), was sold in two related transactions. In prior periods, this entity was reflected as a component of our Swift Australia segment. Discussions and analysis for all periods presented below exclude FJ Walker in accordance with its treatment as discontinued operations.
      Net Sales. Net sales of Swift Australia were $1,490.8 million for the fiscal year ended May 30, 2004 compared to $1,141.9 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $348.9 million, or 31%, resulted from a 10% increase in average selling prices on nominally higher sales volumes. In addition, the Australian dollar to US dollar exchange rate increased an average 26% between the two periods. The sales margin of Swift Australia’s beef products was augmented as a result of diminished international beef supplies caused by the continued inability of the United States and Canada to export beef products due to trade restrictions caused by the discovery of BSE in those countries.
      Depreciation & Amortization. Depreciation and amortization of Swift Australia was $14.9 million for the fiscal year ended May 30, 2004 compared to $12.7 million for the fiscal year ended May 25, 2003 (Pro forma). The increase of $2.2 million, or 17%, was related to the effect of higher average Australian dollar to US dollar currency exchange rates on the current period amounts. The Australian dollar to US dollar exchange rate increased an average 26% between the two periods.
      EBITDA. EBITDA of Swift Australia was $42.9 million for the fiscal year ended May 30, 2004 compared to $62.9 million for the fiscal year ended May 25, 2003 (Pro forma). The decrease of $20.0 million, or 32%, resulted from significantly below average rainfall early in the year resulting in a tight animal supply. Australia rebounded in the fourth quarter however, with slaughter volumes averaging 10% above prior year levels resulting in higher meat margins primarily due to the continued inability of the United States and Canada to export beef products due to trade restrictions caused by the discovery of BSE in those countries. During the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, Swift Australia’s results were also impacted by a translation gain of $9.0 million and a translation loss of $0.8 million, respectively, related to translation gains and losses on US dollar denominated intercompany borrowings. In addition, the Australian dollar to US dollar exchange rate increased an average of 26% between the two periods.
      Gross margin percentages (gross profit as a percent of net sales) decreased to 3% for the fiscal year ended May 30, 2004 versus 5% for the prior year (Pro forma) largely due to higher raw material costs which more than offset the increased selling prices.
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

Internal Sources of Liquidity
      Our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our revolving credit facility. As of May 29, 2005 we had working capital of $448.4 million compared to $531.9 million at May 30, 2004. The decrease from 2004 is primarily due to a lower cash balance in 2005, as well as an increase in the current portion of long-term debt related to existing debt being refinanced (see details in “Senior Credit Facilities” described below).
      We believe that cash flows from operations and availability under our revolving credit facility will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt and fund capital expenditures. At May 29, 2005, we had capital projects in progress that will require approximately $12.4 million to complete. Capital spending for fiscal 2006 is expected to approximate

$70.0 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities. During the fiscal year ended May 29, 2005 we made long-term debt repayments of $7.0 million, including $2.8 million related to capital leases of discontinued operations.
      Operating Activities. Net cash provided by operating activities increased $10.9 million in 2005 compared to 2004. The increase was primarily due to cash changes in working capital and was partially offset by decreased income from operations.
      Net cash provided by operating activities was $79.2 million for the fiscal year ended May 30, 2004 as compared to $102.9 million for the 249 days ended May 25, 2003 (Acquired Business) and $2.3 million for the 115 days ended September 18, 2002 (Predecessor basis). The decrease in 2004 as compared to 2003 was primarily attributable to higher trade working capital. Cash flows from operating activities for the 115 days ended September 18, 2002 were also impacted by changes in working capital related to Businesses Not Acquired of $1.0 million.
      Investing activities. Cash provided by investing activities totaled $20.8 million in 2005 as compared to cash used of $59.7 million in 2004. The increase was primarily due to the cash payment received upon the disposition of the FJ Walker division of Swift Australia and was offset by reduced capital expenditures. Excluding FJ Walker disposition proceeds, cash used in investing activities was $48.3 million, which was used to construct or purchase property, plant, and equipment, including the addition of a new boning line at our Worthington, Minnesota pork facility. These expenditures were partially offset by proceeds from sales of retired equipment.
      For the 249 days ended May 25, 2003 (Acquired Business) and the 115 days ended September 19, 2002 (Predecessor Basis), we used net cash of $839.4 million and $7.5 million as compared to $59.7 million for the fiscal year ended May 30, 2004. The decrease from prior year is primarily a result of the purchase of the Acquired Business in 2003 ($793.5 million), offset by a slight increase in cash used for additions to property, plant, and equipment in fiscal 2004.
      Financing activities. For the fiscal year ended May 29, 2005, cash used in financing activities was $132.5 million as compared to cash provided of $15.2 million for the fiscal year ended May 30, 2004. The increase in cash used is a result of the payment of dividends totaling $215.2 million, approximately $93.7 million of which was funded with the proceeds of our 12 1/2% senior notes issued in March 2005. Excluding these items, cash used in financing activities was $22.0 million for the fiscal year ended May 29, 2005, which is the result of changes in overdraft balances used to fund working capital requirements and the incurrence of $6.7 million of debt issuance costs in connection with the refinancing of the Senior Credit Facilities discussed below.
      Cash provided by financing activities totaled $15.2 million for the fiscal year ended May 30, 2004 as compared to $765.5 million and $9.2 million for the 249 days ended May 25, 2003 (Acquired Business) and the 115 days ended September 19, 2002 (Predecessor Basis). The decrease in cash provided by financing activities is a result of funding requirements for higher trade working capital coupled with financing related to the Transaction, as described above.

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
      We have in place a revolving credit facility (expiring in May 2010) of $550.0 million of which $316.5 million was available for borrowing as of May 29, 2005 with major domestic and international banks. The interest rates for the revolving credit facility vary based on currency denominations and borrowing rates of our lenders. See “Senior Credit Facilities” below.

      At May 29, 2005, we had $745.0 million of total debt outstanding as compared to $636.5 million as of May 30, 2004. The increase of $108.5 million is primarily related to the issuance of $105.0 million of senior notes by Swift Holdings in March 2005.
      Our current revolving credit facility is secured by substantially all of our current assets, including cash, inventory, accounts receivable and all of our property, plants and equipment. As a result, our future liquidity is dependent on maintaining adequate cash flows from operations as well as maintaining the credit quality of our underlying accounts receivable balances. Although not anticipated by our management, deterioration of the credit quality of accounts receivable could reduce the availability under our revolving credit facility.
      We believe that available borrowings under our revolving credit facility, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.
      We project capital expenditures of approximately $70.0 million in the next fiscal year, primarily related to plant expansion and production efficiency projects. Approximately two-thirds of our capital spending for the next fiscal year relates to growth and process improvement projects and the remaining one-third relates to major renewals and improvements of our facilities. We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility.

Senior Credit Facilities
      On May 26, 2005, Swift Operating entered into an amended and restated $550.0 million five-year revolving credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates Swift Operating’s prior credit agreement, dated as of September 19, 2002 as amended. The Amended Credit Agreement provides for a $550.0 million five-year revolving credit facility, with a $125.0 million sublimit for the issuance of letters of credit, a $35.0 million sublimit for swingline loans and a $65.0 million sublimit for borrowings in Australian dollars by Swift Operating’s Australian subsidiaries, S&C Australia Holdco Pty. Ltd. and Australia Meat Holdings Pty. Limited.
      US dollar denominated borrowings that are (i) Eurodollar rate loans will initially bear interest at rates of 1.75% per annum plus the applicable Eurodollar rate, or (ii) base rate loans will initially bear interest at rates of 0.75% per annum plus the highest of Citibank’s base rate, the three-month certificate of deposit rate plus 0.5%, and the federal funds effective rate plus 0.5%. Australian dollar denominated borrowings that are (i) bill rate loans will initially bear interest at rate of 1.375% per annum plus the applicable bid rate for Australian bills for the applicable interest period or (ii) short-term loans will initially bear interest at rates of 1.375% per annum plus the Reserve Bank of Australia Official Cash Rate. The interest rates are subject to borrowing availability based step-downs or step-ups.
      In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement and relevant letters of credit fees, we are required to pay an annual commitment fee equal to 0.375% of the unused amount of lenders’ aggregate commitments under the Amended Credit Agreement.
      Availability. Availability under the Amended Credit Agreement with respect to any borrower is subject to a borrowing base. The borrowing base for Swift Operating is based on its and certain of its domestic wholly owned subsidiaries’ assets as described below. The borrowing base for the Australian borrowers is based on the borrowing base for Swift Operating plus a borrowing base based on the Australian borrowers’ and certain of their wholly owned subsidiaries’ assets. The borrowing base consists of percentages of a given company’s eligible accounts receivable, cash, inventory and supplies and the lesser of a sublimit and percentages of their respective eligible equipment and real property, in each case, less certain eligibility and availability reserves. At May 29 2005, using newly appraised fixed asset values, total pro-forma collateral availability supported by the borrowing base components would have been $646.8 million, which exceeded the facility commitments by $96.8 million.

      Security and Guarantees. Borrowings made by Swift Operating and all guarantees of those borrowings are collateralized by a first priority perfected lien and interest in all of the capital stock of Swift Operating’s domestic subsidiaries and 65% of the capital stock of Swift Operating’s first tier foreign subsidiaries, as well as all of Swift Operating’s other assets and the other assets of all of its domestic subsidiaries, subject to certain exceptions. Borrowings made by the Australian subsidiaries and all guarantees of those borrowings are collateralized by all of the capital stock and other assets securing the borrowings made by Swift Operating, as well as all of the capital stock of Swift Operating’s subsidiaries and other assets of Swift Operating’s Australian subsidiary borrowers and their wholly owned subsidiaries, subject to certain exceptions. Swift Holdings and Swift Operating’s domestic subsidiaries guarantee repayment of the obligations of Swift Operating and the Australian subsidiaries under the Amended Credit Agreement. In addition, Swift Operating and its domestic subsidiaries guarantee, and the wholly owned subsidiaries of its Australian subsidiary borrowers and its other foreign subsidiaries guarantee, the obligations of the Australian subsidiary borrowers.
      Covenants. The Amended Credit Agreement contains customary representations and warranties and a financial covenant that requires a minimum ratio of consolidated EBITDA to fixed charges (as such terms are defined in the Amended Credit Agreement) of 1.15 to 1.00, which is only tested if borrowing availability under the Amended Credit Agreement is less than $75.0 million. The Amended Credit Agreement also contains negative covenants that limit the ability of Swift Operating and its subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on property, revenue or assets;

•	make certain loans or investments;

•	sell or dispose of assets;

•	pay certain dividends and other restricted payments;

•	prepay or cancel certain indebtedness;

•	dissolve, consolidate, merge or acquire the business or assets of other entities;

•	enter into joint ventures other than certain permitted joint ventures or create certain other subsidiaries;

•	enter into new lines of business;

•	enter into certain transactions with affiliates and certain permitted joint ventures;

•	agree to restrictions on the ability of the subsidiaries to make dividends;

•	agree to enter into negative pledges in favor of any other creditor; and

•	enter into certain sale/leaseback transactions and operating leases.
      The restrictions on the ability of Swift Operating and its subsidiaries to enter into capital lease obligations and sale and leaseback transactions, to make loans or investments and to pay dividends and other restricted payments applies only when borrowing availability under the Amended Credit Agreement is less than $75.0 million.
      The Amended Credit Agreement also contains customary events of default, including failure to perform or observe terms, covenants or agreements included in the Amended Credit Agreement, payment of defaults on other indebtedness, defaults on other indebtedness if the effect is to permit acceleration, entry of unsatisfied judgments or orders against a loan party or its subsidiaries, failure of any collateral document to create or maintain a priority lien, change of control and certain sales of the Australian borrowers, and certain events related to bankruptcy and insolvency or environmental matters. If an event of default occurs the lenders may, among other things, terminate their commitments, declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees and exercise remedies under the collateral documents relating to the Amended Credit Agreement.

Senior Notes due 2009
      On September 19, 2002, Swift Operating issued $268.0 million of 10 1/8% senior notes due 2009. The senior notes were issued with original issue discount and generated gross proceeds of approximately $250.5 million. The senior notes will mature on October 1, 2009. Interest is payable semi-annually in arrears on April 1 and October 1 of each year commencing on April 1, 2003. The senior notes may be redeemed at the option of Swift Operating at any time at the redemption price set forth in the indenture. On August 15, 2003, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act for the senior notes. The senior notes are guaranteed by Swift Holdings and all of Swift Operating’s domestic subsidiaries.
      On July 16, 2003, we entered into a $100.0 million (notional) interest rate swap that converted a portion of our fixed rate 10 1/8% senior notes into a floating rate obligation. The swap, which matures on October 1, 2007, was utilized to achieve a target fixed/floating capital structure appropriate for our business.

Senior Notes due 2010
      On March 11, 2005, Swift Holdings issued $105.0 million of 11.0% senior notes due 2010. The notes were issued with original issue discount and generated gross proceeds to Swift Holdings of $104.7 million. The senior notes will mature on March 11, 2010. Interest is payable semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2005 at the rate of 11.0% per annum, if paid in cash. During the period ending on the earlier of November 1, 2006 or a qualified initial public offering by Swift Foods, Swift Holdings must pay cash interest on the senior notes to the extent Swift Operating has cash on hand and is permitted to dividend cash to Swift Holdings under Swift Operating’s debt instruments, with any unpaid interest to be capitalized. After this restricted period, interest may be paid in cash, capitalized or a combination thereof at the option of Swift Holdings. If interest is paid in kind and capitalized and not paid in cash on the semi-annual due dates, the interest rate increases to 12.0%. The senior notes may be redeemed at the option of Swift Holdings at any time at the redemption price set forth in the indenture. Upon completion of a change in control, including an initial public offering by Swift Holdings’ indirect parent Swift Foods, the senior notes are mandatorily redeemable at the option of the holders at the redemption price set forth in the indenture. The senior notes are guaranteed by Swift Foods.

Senior Subordinated Notes
      On September 19, 2002, Swift Operating issued $150.0 million aggregate principal amount of 12.5% senior subordinated notes due 2010 to ConAgra Foods. ConAgra Foods subsequently sold all $150.0 million aggregate principal amount of the senior subordinated notes in transactions exempt from the registration requirements of the Securities Act. The senior subordinated notes will mature on January 1, 2010. Interest on the senior subordinated notes is payable semi-annually on April 1 and December 1 of each year commencing on April 1, 2003. On January 14, 2004, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act for the senior subordinated notes. The senior subordinated notes may be redeemed at the option of Swift Operating at any time at the redemption price set forth in the indenture. The senior subordinated notes are guaranteed by Swift Holdings and all of Swift Operating’s domestic subsidiaries.

Swift Foods Convertible Senior Subordinated Notes due 2010
      On March 11, 2005, Swift Foods issued $75.0 million of 10.25% convertible senior subordinated notes. The convertible notes will mature on March 11, 2010. Interest is payable semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2005 at the rate of 10.25% per annum, if paid in cash, or 11.25% per annum, if paid in kind and capitalized. The interest rate decreases to 6.00% following a qualified initial public offering by Swift Foods. During the period ending on the earlier of November 1, 2006 or a qualified initial public offering by Swift Foods, Swift Foods must pay cash interest to the extent Swift Operating has cash on hand and is permitted to dividend cash to Swift Holdings under Swift Operating’s debt instruments, with any unpaid interest to be paid in kind and capitalized. After a qualified initial public offering by Swift Foods, interest must be paid in cash. The convertible notes are guaranteed by Swift Holdings. The notes are convertible into shares of Swift Foods common stock following an initial public offering by Swift Foods at the conversion rate set forth in the convertible notes indenture. The notes may be redeemed by Swift Foods in year five at the redemption price set forth in the indenture.

Obligations and Commitments
      As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as lease or debt agreements. The following is a summary of these obligations as of May 29, 2005:

	Payments Due by Period

							After
Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 5

	(Dollars in millions)
Revolver	$202.0	$50.0	$—	$—	$—	$152.0	$—
Senior subordinated notes	150.0	—	—	—	—	150.0	—
Senior notes due 2009	268.0	—	—	—	—	268.0	—
Senior notes due 2010	105.0	—	—	—	—	105.0	—
Interest	326.7	73.2	69.7	69.6	69.4	40.9	3.9
Operating leases	25.1	5.0	4.6	4.2	3.7	1.2	6.4
Capital lease obligations	19.2	1.1	1.6	1.4	1.6	1.7	11.8
Installment notes payable	11.8	0.3	0.3	0.4	0.7	0.8	9.3
Purchase obligations:
Livestock procurement(1)	2,589.5	480.6	424.5	365.7	273.7	256.9	788.1
Livestock feed procurement(2)	30.9	30.9	—	—	—	—	—
Other(3)	5.2	5.2	—	—	—	—	—
Monitoring and Oversight Agreement(4)	15.0	2.4	2.0	2.0	2.0	2.0	4.6

Total cash obligations	$3,748.4	$648.7	$502.7	$443.3	$351.1	$978.5	$824.1

(1)	Represents hog and cattle purchase agreements with certain hog and cattle producers. The number of animals that we will be obligated to purchase is based on minimum quantity commitments if existing, or management estimates based on past history for hog and cattle quantities. Due to the uncertainty of market prices at the time of purchase we have estimated market prices based on futures contracts for year one, and on historical averages for succeeding years.

(2)	Represents feed procurement agreements. Our Swift Australia segment has grain and commodity purchase contracts of up to twelve months in duration with which to supply its feedlot operations.

(3)	Includes certain obligations for capital expenditures and other insignificant purchase obligations.

(4)	Represents estimated payments due under the Monitoring and Oversight Agreement. See Note 8, “Related Party Transactions” of the consolidated financial statements included in Item 8 of this Form 10-K.
      We have excluded from the above table amounts associated with operating leases having remaining noncancelable lease terms of one year or less.
Off Balance Sheet Arrangements
      As of May 29, 2005 we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
      The pork business has similar seasonal cycles, but in different months. It takes an average 11 months from conception for a hog to reach market weight. Generally, sows are less productive in summer months resulting in fewer hogs available in the spring and early summer, which causes prices of hogs and boxed pork to rise, but production to fall. Historically, the highest demand for pork occurs from October to March, as hog availability and holiday occasions increase the demand for hams, tenderloins and other higher value pork products. However, following the December 23, 2003 BSE incident, US consumer demand for pork remained consistently strong, driven in part, by international border closures to beef exports and an increase in the US consumers’ interest in high protein diets.
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

Revenue Recognition
      Our revenue recognition policies are based on the guidance in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Revenue on product sales is recognized when title and risk of loss are transferred to customers (upon delivery based on the terms of sale), when the price is fixed or determinable and when collectibility is reasonably assured.

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
      As of May 29, 2005, we have considered accumulated earnings of certain foreign subsidiaries of approximately $49.0 million, to be indefinitely reinvested. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized tax liability associated with the permanently reinvested cumulative undistributed earnings is approximately $13.1 million. Should we decide to repatriate such earnings or change our assumption about indefinite reinvestment in the future, the related taxes would be charged to earnings at that time. Furthermore, we do not accrue deferred taxes on the currency translation adjustment component of equity relating to investments in foreign subsidiaries existing at the time of the Transaction.
      At the date of the Transaction, we acquired approximately $93.0 million of previously taxed income related to certain foreign subsidiaries. We have the ability to make certain tax elections to repatriate these earnings tax free. Therefore, we have only accrued a deferred tax liability of $14.2 million related to foreign currency translation gains on the previously taxed income since the date of the Transaction.
      Our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in US or international tax laws could affect the continued realization of the tax benefit we are currently receiving. In addition, a change in the mix of our income among tax jurisdictions could change our overall effective tax rate.
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

Stock-Based Compensation
      We account for our employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, effective as of the beginning of fiscal year 2005. We recognize compensation expense for stock options granted over their vesting period at their fair value determined using the Black-Scholes option pricing model. We use certain assumptions such as the risk-free interest rate, expected remaining life of options granted, and volatility of the underlying common stock in calculating the compensation expense to be recorded.

Foreign Currency
      The acquisition of the Australian subsidiaries was financed, in part, with borrowings from our US-based lenders, including use of our revolving line of credit. The funds invested in Australia are denominated in US dollars and as such are subject to market price volatility related to the periodic translation of assets and liabilities into our reporting currencies. Such translation gains and losses are reflected in the other comprehensive income component of equity when related to long-term investments and intercompany borrowings which were the source of the original investment. Periodic borrowings in excess of the amount used to finance the acquisition are subject to revaluation with the resultant translation gains or losses reflected in the statements of earnings contained in our financial statements herein. We evaluate foreign currency exposure on an ongoing basis and may determine the need to utilize derivatives to mitigate our exposure to foreign currency movement in future periods. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Self Insurance
      We are self-insured for certain losses relating to worker’s compensation, general liability and employee medical and dental benefits. We purchased stop-loss coverage in order to limit our exposure to any significant levels of claims. Self-insured losses are accrued based upon management’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry, and our historical experiences. Swift Operating has recorded a prepaid asset with an offsetting liability to reflect the amounts estimated as due for claims incurred and accrued but not yet paid to the claimant by the third party insurance company.

Goodwill and Intangible Assets
      We adopted SFAS No. 142, Goodwill and Other Intangible Assets in fiscal 2003. Goodwill and other indefinite-lived assets are tested annually for impairment. For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s net book value to determine if any impairment exists. We evaluate goodwill and other intangible assets using a fair-value based approach. If this testing indicates an impairment of a reporting unit, the goodwill or intangible asset of that reporting unit is written down to its estimated fair value.
Recent Accounting Pronouncements
      In January 2003, FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued. The Interpretation provides guidance on consolidating variable interest entities. In November 2003, the Financial Accounting Standards Board (“FASB”) approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the Interpretation (“FIN 46R”). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a variable interest entity, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the Interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003, and became applicable for us in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. The domestic cattle feeding operation was deemed to be a variable interest entity; however, we were not the primary beneficiary of this entity and therefore the adoption of FIN 46R had no impact on our results of operations or financial condition. As of September 24, 2004, the date of disposition of this investment, this business had total assets of approximately $340 million, of which approximately $300 million represents inventory, primarily cattle.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the

FASB approved the issuance of FASB Staff Position (“FSP”) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not expect the adoption of EITF 03-1 to have a material effect on our results of operations or financial condition.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position, results of operation or cash flows.
      In November 2004, the EITF reached a consensus on Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” Paragraph 42 of FASB Statement No. 144 states that the operations of a component of an entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following criteria are met (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal. The EITF determined in Issue No. 03-13 that the evaluation of whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity depends on whether continuing cash flows have been or are expected to be generated and, if so, whether those continuing cash flows are direct or indirect, for which it gave further guidance on how to determine whether cash flows are direct or indirect. The EITF also gave guidance on the types of continuing involvement that constitute significant involvement in the operations of the disposed component. The FASB ratified the consensus reached by the EITF on November 30, 2004 and this consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We applied the guidance in EITF 03-13 in determining that FJ Walker Foods should be reported as a discontinued operation. See Note 14, “Discontinued Operations” to our consolidated financial statements included in Item 8 of this Form 10-K.
      On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. On April 15, 2005, the Securities and Exchange Commission (“SEC”) issued a rule deferring the effective date for SFAS No. 123R to the first fiscal year beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions and the transition alternatives permitted by SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies upon our adoption of SFAS No. 123R in our fiscal 2007. In March 2005, the SEC issued SAB No. 107 (“SAB 107”). The guidance provided by SAB 107 clarifies certain issues related to the adoption of SFAS 123R by public companies. The bulletin provides the SEC’s views on share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP financial measures, and disclosures for first-time adoption in an interim period. We will evaluate the guidance provided by SAB 107 in conjunction with the adoption of SFAS No. 123R in our fiscal 2007.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position, results of operations or cash flows.
      In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations and Interpretation of SFAS No. 143. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN No. 47 are effective for accounting for conditional asset retirement obligations no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required, early adoption is encouraged. We are currently evaluating the impact, if any, of FIN No. 47 on our financial position, results of operations and cash flows.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We will apply the provisions of SFAS No. 154 prospectively.

Income Taxes
      On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes three provisions that may impact our effective tax rate. The first provision provides a deduction for

85% of certain foreign earnings that are repatriated, as defined in the AJCA, at an effective tax cost of 5.25% on any such repatriated foreign earnings. Due to our acquisition of previously taxed income, it is unlikely that we will repatriate earnings under AJCA. The second provision allows manufacturing concerns to take a new deduction; subject to limitation, equal to a portion of their manufacturing gross receipts. This deduction will not be available to us until our fiscal year 2006. We expect to complete our evaluation of the effects of the manufacturing deduction provision during fiscal year 2006.
      The third provision included in the AJCA is the phase out of the extraterritorial income exclusion. Beginning on January 1, 2005, the tax benefit we have utilized for export sales gradually began to phase out. We will take these new provisions into account in our tax provision as they become effective, which is likely to result in an increase in our effective tax rate.

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
      The following table provides the fair value of our open derivative instruments:

	S&C Holdco 3, Inc.
	and Subsidiaries

	May 30, 2004	May 29, 2005

	(Dollars in thousands)
Fair Value:
Cattle and hogs	$15,416	$6,838
Energy	932	(527)
Foreign currency	(365)	(152)
Interest rate swap	(2,895)	(1,664)

Total	$13,088	$4,495

•	Fair value for cattle and hogs was determined using the quoted fair value and was based on our net derivative fair value by commodity.

•	Fair value of energy was determined by using quoted market prices, if available, and was based on our net derivative fair value by commodity.

•	Fair value of foreign currency was determined using quoted market prices and was based on the net derivative fair value.

•	Fair value of the interest rate swap was determined using the quoted market price.
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

Cattle and Hogs
      We purchase cattle and hogs for use in our processing businesses. The commodity price risk associated with these activities can be hedged by selling or buying the underlying commodity, or by using an appropriate commodity derivative instrument. We typically utilize exchange-traded futures and options as well as non-exchange-traded derivatives, in which case we monitor the amount of associated counterparty credit risk. We also enter into live cattle forward purchase contracts in order to establish margins on sales we have agreed to make, but have not yet delivered upon. These contracts do not qualify for hedge accounting under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market values of these contracts are recognized immediately as unrealized income or expense in the statements of earnings each period as fluctuations in the fair value of the contracts change with the change in the underlying value of the commodity. As we deliver on our sales and the related live cattle forward contracts are closed, the unrealized income or expense is reversed and the actual transaction is realized. Therefore, on any given day, our reported operating results can be impacted from the non-cash gain or loss due to the accounting for these contracts.
      As of May 29, 2005, we had firm contracts to purchase approximately 34% of our anticipated need for cattle and hogs, and we had derivative positions for less than 1% of our anticipated need for cattle and hogs.

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
      Gains and losses from energy derivatives are recognized in the statements of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. For the fiscal year ended May 30, 2004 certain energy derivatives qualify for hedge accounting in accordance with SFAS No. 133. Due to world oil market volatility during the last half of the fiscal year, the company’s natural gas positions failed correlation under SFAS No. 133 and have been marked to market effective May 29, 2005. This resulted in recognition of approximately $0.5 million in mark to market losses in the fourth quarter of fiscal 2005. The ineffective component, generally related to changes in actual usage compared to estimated usage, was not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. As of May 29, 2005, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we had hedge positions for approximately 19% of our annual need for natural gas.
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
      Gains and losses from foreign currency derivatives are recognized in the statements of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For fiscal years ended May 30, 2004 and May 29, 2005 our foreign currency positions qualify for hedge accounting in accordance with SFAS No. 133. The ineffective component, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, was not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.
Interest Rate Risk
      We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks.
      In July 2003, we entered into a $100.0 million notional amount interest rate swap related to Swift Operating’s fixed rate senior notes in order to change the characteristics of a portion of these senior notes from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. The increase in fair value of $1.2 million associated with the change in market value for the current year is recorded within interest expense on the statements of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.
      During the second quarter ended November 23, 2003, we began entering into forward contracts to hedge our exposure to gains and losses related to currency impacts of intercompany borrowings with our Australian subsidiary. Changes in the fair value of these contracts are recorded in the statements of earnings as an offset to translation gains or losses on intercompany borrowings.
      We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed-rate and variable rate debt and reviewing other business and financial risks. As of May 29, 2005 the fair value of our floating rate debt was $213.8 million. A 1% change in short-term interest rates would result in increased or decreased interest expense of approximately $0.5 million.

Sensitivity Analysis
      The following sensitivity analysis estimates our exposure to market risk of commodity prices and foreign exchange rates. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the fair value of applicable commodity prices and foreign exchange rates and excludes the underlying items that are being hedged.

	S&C Holdco 3, Inc.
	and Subsidiaries

	May 30, 2004	May 29, 2005

	(Dollars in thousands)
Fair Value:
Cattle and hogs	$15,416	$6,838
Energy	932	(527)
Foreign currency	(365)	(152)
Interest rate swap	(2,895)	(1,664)

Total	$13,088	$4,495

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$7,630	$(9,895)
Energy	117	(1,020)
Foreign currency	(15,843)	(21,555)
Interest rate swap	(1,848)	(687)

Total	$(9,944)	$(33,157)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
      The following table sets forth certain information concerning the directors and executive officers of Swift Operating as of the date of this Form 10-K.

Name	Age	Position(s)

Sam B. Rovit	47	President, Chief Executive Officer and Director
Dennis R. Henley	59	Chief Operating Officer and President, North American Red Meats
Danny C. Herron	50	Executive Vice President and Chief Financial Officer
Marshall R. Ernst	53	Vice President Operations
Dan V. Halstrom	43	Vice President/General Manager, International Sales
John R. Keir	59	Joint Chief Executive Officer of S&C Australia Holdco Pty. Ltd.
John W. Shandley	48	Vice President-Human Resources
William R. McClellan	47	Vice President/General Manager, Foodservice Sales
Michael E. Rempe	49	Vice President/General Manager, Processor Sales
Peter J. White	61	Joint Chief Executive Officer of S&C Australia Holdco Pty. Ltd.
Donald F. Wiseman	59	Vice President, General Counsel and Secretary
Matthew D. Wineinger	39	Vice President/General Manager, Retail Sales
Kevin C. Yost	39	Vice President/General Manager, Customer and Business Solutions
Joe Colonnetta, Jr.	43	Director
George N. Gillett, Jr.	67	Chairman of the Board and Director
Gregg L. Engles	47	Director
Edward Herring	35	Director
Michael D. Kelly	58	Director
Kate S. Lavelle	40	Director
John R. Muse	54	Director
      A brief biography of each director and executive officer follows:

Sam B. Rovit became the President and Chief Executive Officer of Swift Holdings and Swift Operating in July 2005. Prior to joining Swift, he was a partner at Bain & Company, a management consulting firm. He joined Bain in 1988 and was elected to partnership in 1995. Sam received his MBA from Harvard Business School; was awarded a Masters of Arts in Law and Diplomacy from the Fletcher School of Law and Diplomacy, Tufts University, where he studied Military Strategy and International Business; and graduated with honors from Duke University with a BA in Public Policy in 1979. Mr. Rovit’s experience includes mergers and acquisitions, corporate strategy, value improvement programs, and turnarounds. He is an accomplished author — Mr. Rovit’s most recent works have been published by The Wall Street Journal, MIT/ Sloan Review and Harvard Business School Press.

Dennis R. Henley became the Chief Operating Officer of Swift Holdings and Swift Operating in May 2005 and has been President, North American Red Meats of Swift Operating since November 2002. Mr. Henley is also the President of Swift Pork Company. From 1993 to September 2002, Mr. Henley was employed in various capacities at Swift & Company, the former pork processing operations of ConAgra Foods. From February 1999 to September 2002, Mr. Henley was employed as President and Chief Operating Officer of Swift & Company. From 1996 to 1998, Mr. Henley was employed as Executive Vice President of Operations and Product Management with Swift & Company. From 1994 to 1996,

Mr. Henley was Senior Vice President of Product Management and from 1993 to 1994, acted as Vice President of Product Management of Swift & Company.

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

Marshall R. Ernst became the Vice President Operations of Swift Operating in September 2002. From March 2001 to September 2002, Mr. Ernst was employed as Vice President of Beef Operations of ConAgra Beef Company. Prior to his employment with ConAgra Beef Company, from June 1996 to October 1998, Mr. Ernst was employed as Vice President of Operations for Hillshire Farms, a division of Sara Lee Foods. From October 1998 to March 2001, Mr. Ernst was employed as Vice President of Operations for Sara Lee Corporation. Prior to his employment with Sara Lee, from February 1994 to June 1996, Mr. Ernst was employed as General Manager of Spirit Farms Land and Cattle Company, and from March 1988 to February 1994, Mr. Ernst was employed as the Director of Fresh Meat Operations and Procurement of Johnsonville Sausage LLC. From 1975 to 1988, Mr. Ernst worked in various capacities with Smithfield Foods, FDL Foods, and Jones Dairy Farm.

Dan V. Halstrom became the Vice President/ General Manager, International Sales of Swift Operating in September 2002. From August 1998 to September 2002, Mr. Halstrom was employed as Vice President of ConAgra Refrigerated Foods International, responsible for international sales. From 1987 to 1998, Mr. Halstrom was Export Manager for Monfort, Inc. Since joining Swift & Company, the former pork processing operations of ConAgra Foods, in 1983, and until 1987 Mr. Halstrom served Swift & Company in various capacities. Mr. Halstrom has also served on the executive committee of the United States Meat Export Federation since 2000.

John R. Keir became the Joint Chief Executive Officer of S&C Australia Holdco Pty. Ltd. and its subsidiaries in June 2001. From December 1990 to June 2001, Mr. Keir was the General Manager of Livestock for Australia Meat Holdings Pty. Ltd.

John W. Shandley became the Vice President-Human Resources Swift Operating in September 2002. From April 2000 to September 2002, Mr. Shandley was employed as Vice President of Human Resources of ConAgra Beef Company. From 1986 to April 2000, Mr. Shandley was employed at Nestle, U.S.A where he was a Director of Human Resources.

William R. McClellan became the Vice President/ General Manager of Foodservice Sales for Swift Operating in April of 2005. Prior to that from July 2004 to April 2005 he was the Vice President of Customer Development & Foodservice Sales for Swift Operating. Prior to joining Swift Operating, Mr. McClellan was the Vice President/ General Manager, Louis Kemp Seafood Co., a subsidiary of ConAgra Refrigerated Foods from July 2000 to July 2004. Prior to joining ConAgra Foods, Mr. McClellan was with Tyson Seafood Group, an operating company of Tyson Foods as Vice President of Sales & Marketing from October 1997 to July of 1999. From 1987 to 1997, Mr. McClellan was a General Manager at Heinz.

Michael E. Rempe became the Vice President/ General Manager, Processor Sales for Swift Operating in March 2005. From September 2002 to March 2005 he was the Vice President of Manufactured Products for Swift Operating. From 2000 to September 2002 Mr. Rempe was the Vice President of Manufactured Products for the ConAgra Red Meats Company. Prior to joining ConAgra, Mr. Rempe was with Cargill Meat Solutions for 10 years in various Vice President level roles.

Peter J. White became the Joint Chief Executive Officer of S&C Australia Holdco Pty. Ltd. and its subsidiaries in March 1999. From October 1986 until March 1999, Mr. White was the General Manager of Marketing for Australia Meat Holdings Pty. Limited.

Donald F. Wiseman became the Vice President, General Counsel and Secretary of Swift Holdings and Swift Operating in March 2003. From December 1991 to March 2003, Mr. Wiseman was employed as Vice-President, General Counsel and Secretary of The Restaurant Company, the operator of the Perkins Restaurant and Bakery chain. Prior to his employment with The Restaurant Company, Mr. Wiseman was in private law practice from November 1979 to December 1991.

Matthew D. Wineinger became the Vice President/ General Manager, Retail Sales of Swift Operating in January 2005. From 2000 to 2005, Mr. Wineinger was employed as President of Sales, Marketing, and R&D at Cargill Meat Solutions. Prior to his employment with Cargill, from 1997 to 2000, he was employed as Vice President Sales & Marketing for Novartis Seeds (Sygenta). From 1994 to 1997, Mr Wineinger was employed as Vice President Sales & Marketing for Gargiulo Farms, a subsidiary of Monsanto. Prior to his employment with Monsanto, from 1989 to 1994, Mr. Wineinger was employed as Vice President Retail Channel Development at National Livestock & Meat Board. From 1988 to 1989, Mr. Wineinger was employed as Sales Rep/ Unit Manager for Procter & Gamble.

Kevin C. Yost became the Vice President of Marketing and Business Development of Swift Operating in September 2002. In September 2003 Mr. Yost was promoted to Vice President of North American Food Processing. In April 2005, Mr. Yost was promoted to Vice President/ General Manager of Customer and Business Solutions. From January 2001 through September 2002, Mr. Yost was employed as Vice President of Marketing for ConAgra Foods, and from April 2000 through January 2001 as Vice President of Consumer Products Marketing for ConAgra Beef Company. Previously, Mr. Yost served from 1994 through 2000 in various management positions with National Cattlemen’s Beef Association’s Center for Consumer Marketing, including Executive Director, Consumer Marketing & Brand Development as well as Executive Director, Channel Marketing. Prior to 1994, he was a consultant in business development and research for ABG Consulting, Inc.

Joe Colonnetta, Jr. became a director of Swift Operating in September 2002 and is also a director of Swift Holdings. Mr. Colonnetta has been a partner at Hicks Muse since December 2002 and was previously a principal at Hicks Muse from January 1998 to December 2002. From September 1994 to January 1998, Mr. Colonnetta was a partner with Resource Management Partners (“RMP”), a management partner to institutional and private equity firms investing in food and consumer related portfolio companies, where he served as interim Vice Chairman, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer at various times during his employment. Prior to his employment with RMP, from January 1992 to September 1994, he was the Chief Financial Officer of The Restaurant Company, the operator of the Perkins Restaurant and Bakery chain. Mr. Colonnetta also serves as a director of Cooperative Computing, Inc., Home Interiors & Gifts, Inc., Safeguard Systems, Minsa Mexico (an agri-business), Veltri Metal Products and Zilog, Inc.

George N. Gillett, Jr. became Chairman of the Board and a director of Swift Operating in September 2002 and is also Chairman of the Board and a director of Swift Holdings. Mr. Gillett has served as the Chairman of the Board and President of Booth Creek Management Corp., a company with investments in a wide variety of businesses, since founding the company in 1996. Mr. Gillett has also served as Chairman of Booth Creek Ski Holdings, Inc. since its formation in October 1996 and Chief Executive Officer since February 1997. From August 1994 to July 2001, he served as Chairman of Packerland Packing Company, Inc., a meat packing company based in Green Bay, Wisconsin. From January 1997 to February 2000, Mr. Gillett served as Chairman of Corporate Brand Foods America, Inc., a processor and marketer of meat and poultry products based in Houston, Texas, which was acquired by IBP, Inc. in February 2000 (subsequently acquired by Tyson Foods). Mr. Gillett also serves as a director of Booth Creek Ski Holdings, Inc., Vail Banks, Inc., Gillett Family Partners and Northland Holdings, Inc.

Gregg L. Engles became a director of Swift Operating in April 2003 and is also a director of Swift Holdings. Mr. Engles has served as the Chief Executive Officer and as a director of Dean Foods

Company since its formation in October 1994. From October 1994 until December 21, 2001, he served as Chairman of the Board of Dean Foods Company and resumed this position in April 2002. Prior to the formation of Dean Foods Company, Mr. Engles served as Chairman of the Board and Chief Executive Officer of certain predecessors of Dean Foods Company. He currently serves on the board of directors of Evercom, Inc., an independent provider of telecommunications services which has publicly-traded notes.

Edward Herring became a director of Swift Holdings and Swift Operating in May 2005. Mr. Herring is a Principal of Hicks Muse. Mr. Herring joined Hicks Muse in 1998 and has been involved in a variety of investment transactions spanning multiple industry sectors. Mr. Herring is also a director of Regency Gas Services LLC and BlackBrush Oil & Gas, Inc. Prior to joining HMTF, Mr. Herring was an investment banker with Goldman, Sachs & Co.

Michael D. Kelly became a director of Swift Operating in April 2003 and is also a director of Swift Holdings. Mr. Kelly served as the Executive Vice President, Marketing of The Restaurant Company, the operator of the Perkins Restaurant and Bakery chain from February 1993 until February 2003. Mr Kelly is also a director of Home Interiors and Gifts, Inc.

Kate S. Lavelle became a director of Swift Operating in December 2004 and is also a director of Swift Holdings. Mrs. Lavelle has recently become the Chief Financial Officer of Dunkin Brands, Inc. Prior to her current position, she was Global Senior Vice President and Chief Accounting Officer of LSG Sky Chefs. From 1987 to 1998, Mrs. Lavelle was employed at Arthur Andersen LLP.

John R. Muse became a director of Swift Operating in September 2002 and is also a director of Swift Holdings. Mr. Muse has been a partner and member of the management committee of Hicks Muse since co-founding the firm in 1989. Prior to forming Hicks Muse in 1989, Mr. Muse headed the merchant/investment banking operations of Prudential Securities in the Southwestern region of the United States. Mr. Muse also serves as a director of Dean Foods Company, Arena Brands Holding Corp., Burtons Foods, Eurotax/ Glass’s, Media Capital, Pinnacle Foods, Premier International Foods Plc. and Yell.

Audit Committee
      The board of directors of Swift Operating has an audit committee consisting of Messrs. Colonnetta and Kelly and Mrs. Lavelle. Mrs. Lavelle is an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission.
Code of Ethics
      While Swift Operating has adopted a code of conduct applicable to all employees, it has not yet adopted a corporate code of ethics specifically applying to its principal executive officer, principal financial officer, principal accounting officer or controller. The board of directors of Swift Operating is considering establishing a code of ethics for such officers to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table
      The following table sets forth the compensation earned by the Chief Executive Officer of Swift Operating and the four other most highly compensated executive officers (based upon salary plus bonus) who were serving as such for the fiscal year ended May 29, 2005. We refer to these individuals as our “Named Executive Officers.”

						Long-Term
						Compensation
						Awards
		Annual Compensation
						Securities
					Other Annual	Underlying		All Other
		Salary		Bonus	Compensation	Options/SARs		Compensation
Name and Principal Position	Year	($)		($)	($)(2)	(#)		($)

John N. Simons, Jr.(1)	2005	$592,580		—	$171,450	7,400,000	(7)	$2,559,667	(3)
Former President and	2004	$652,163		$725,000	$44,628	0		—
Chief Executive Officer	2003	$421,154	(4)	$1,140,000	$15,746	0		—
Dennis R. Henley	2005	$498,558		—	$76,427	2,250,000	(7)	—
Chief Operating Officer and	2004	$449,038		$350,000	$9,904	0		—
President, North American	2003	$417,308	(4)	$755,000	$10,446	0		—
Red Meats
Danny C. Herron	2005	$370,577		—	$29,958	1,650,000	(8)	—
Executive Vice President	2004	$309,807		$236,250	$9,958	0		—
and Chief Financial Officer	2003	$194,808	(4)	$380,000	$8,718	0		—
Marshall R. Ernst	2005	$351,923		—	$35,044	1,000,000	(7)	—
Vice President-Beef	2004	$380,769		$175,000	9,336	0		—
Operations	2003	$304,231	(4)	$230,000	$5,990	0		—
Donald F. Wiseman	2005	$294,615		—	$27,001	625,000	(7)	$3,568	(5)
Vice President, General	2004	$275,000		$125,000	$12,131	0		$29,980	(5)
Counsel and Secretary	2003	$63,462	(6)	—	$952	—		$26,252	(5)

(1)	Mr. Simons served as the President and Chief Executive Officer of Swift Holdings and Swift Operating through April 23, 2005.

(2)	Other Annual Compensation amounts are the value of the employer’s contribution to the 401(k) Savings Plan, stock compensation, and executive’s use of a company owned aircraft.

(3)	Amounts shown relate to Mr. Simons’ severance payments described under Employment and Severance Agreements below.

(4)	Amounts shown were paid during the 249 day period from September 19, 2002, the closing date of the Transaction, through May 25, 2003.

(5)	Amounts shown relate to relocation expenses.

(6)	Mr. Wiseman was elected an officer and became our employee in March 2003.

(7)	These options were granted in fiscal years 2003 and 2004 and repriced in May 2005.

(8)	These options were granted in fiscal years 2003, 2004 and 2005 and repriced in May 2005.

Option Grants in Last Fiscal Year
      The following table sets forth information regarding options to purchase shares of common stock of Swift Foods granted to the Named Executive Officers during the fiscal year ended May 29, 2005.

Individual Grants(1)

	Number of					Potential Realizable Value at
	Securities		% of Total			Assumed Annual Rates of
	Underlying		Options/SARs	Exercise		Stock Price Appreciation for
	Options/SARs		Granted to	or Base		Option Term(2)
	Granted		Employees in	Price	Expiration
Name	(#)		Fiscal Year	($/Sh)	Date	5%	10%

John N. Simons, Jr.(7)	6,400,000	(3)(6)(7)	29%	$0.14	9/19/2012	$8,244,703	$11,944,340
	1,000,000	(4)(6)	5%	$1.14	10/3/2012	$290,947	$873,753
Dennis R. Henley	2,250,000	(3)(6)	10%	$0.14	9/19/2012	$2,898,528	$4,199,182
Danny C. Herron	1,250,000	(3)(6)	6%	$0.14	9/19/2012	$1,610,293	$2,332,879
	400,000	(5)(6)	2%	$1.25	1/25/2015	$140,700	$503,990
Marshall R. Ernst	1,000,000	(3)(6)	5%	$0.14	9/19/2012	$1,288,235	$1,866,303
Donald F. Wiseman	625,000	(3)(6)	3%	$0.14	3/3/2013	$825,209	$1,222,084

(1)	All options are granted at the common stock’s estimated fair value on the grant date, and each grant has an expiration date as specified in the table. All options vest in the event of a change in control. The option price may be paid in cash, by surrendering shares owned for more than six months, or through irrevocable instructions to a broker to deduct the option price from the proceeds of the sale.

(2)	These amounts represent certain assumed rates of appreciation only and are based on independent third party valuations of Swift Foods common stock. Actual gains, if any, on stock option exercises will depend on the future market for Swift Foods stock and the price at which it can be sold.

(3)	These options were granted in fiscal year 2003 or fiscal year 2004 and were repriced from $1.00 to $0.14 in May 2005.

(4)	These options were granted in fiscal year 2003 and were repriced from $2.00 to $1.14 in May 2005.

(5)	These options were granted in fiscal year 2005 and were repriced from $2.11 to $1.25 in May 2005.

(6)	Options granted vest 25 percent upon grant and 1/36th per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares will be fully vested.

(7)	Mr. Simons served as the President and Chief Executive Officer of Swift Holdings and Swift Operating through April 23, 2005. As described under Employment and Severance Agreements, these options were repurchased in connection with Mr. Simons’ departure.

Aggregated Option Exercises and Fiscal Year-End Option Values
      The following table sets forth certain information with respect to (i) the exercise of stock options by the Named Executive Officers during the fiscal year ended May 29, 2005, (ii) the number of securities underlying unexercised options held by such Named Executive Officers as of May 29, 2005 and (iii) the value of unexercised in-the-money options (that is, options for which the fair market value of the common stock at May 29, 2005 exceeded the exercise price) as of May 29, 2005.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Option/SARs at		Options/SARs at
	Acquired	Value	5/29/05 (#)(2)		5/29/05 ($)(3)
	on Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

John N. Simons, Jr.(1)	—	—	1,000,000	—	$—	$—
Dennis R. Henley	—	—	1,078,125	1,171,875	$937,969	$1,019,531
Marshall R. Ernst	—	—	479,163	520,837	$416,872	$453,128
Danny C. Herron	—	—	698,951	951,049	$521,087	$566,413
Donald F. Wiseman	—	—	299,470	325,530	$260,539	$283,211

(1)	Mr. Simons served as the President and Chief Executive Officer of Swift Holdings and Swift Operating through April 23, 2005. This table excludes options to purchase 6,400,000 shares of Swift Foods’ common stock that remained outstanding at May 29, 2005 and were held by Mr. Simons. See Employment and Severance Agreements below for information regarding the repurchase of these stock options.

(2)	Exercisable share amounts do not represent vested amounts. Options vest 25% upon grant and 1/36 per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares are fully vested. However, vested options are only exercisable on the first anniversary of the grant date and at the end of each twelve month period thereafter.

(3)	There is no established trading market for Swift Foods’ securities. The values in the table are based on management’s estimate of the fair value of the options. The estimate is based on certain assumptions which Swift Foods believes reasonable.
Employment and Severance Agreements
      Swift Foods entered into employment agreements with each of Dennis Henley and Danny Herron, which became effective at the closing of the Transaction, and Sam Rovit, which became effective July 1, 2005. Pursuant to the terms of the employment agreements, Mr. Rovit is employed as President and Chief Executive Officer of Swift Foods and Swift Operating for three years with an initial annual base salary of $761,250; Mr. Henley is employed as President, North American Red Meats of Swift Foods for four years beginning September 19, 2002 and Mr. Herron is employed as Chief Financial Officer and Executive Vice President — Finance and Controls of Swift Operating for four years beginning September 19, 2002.
      Each of the employment agreements will be automatically extended for additional one year periods unless, in the case of Messrs. Henley and Herron, at least six but no more than 12 and, in the case of Mr. Rovit, at least 12 but no more than 18, months prior to the ensuing expiration date, either party gives the other party written notice that the employment agreement will not be extended. The terms of the employment agreements provide for an annual increase of at least five percent of the then current annual base salary each year as well as an annual bonus in an amount to be determined in accordance with the agreement. The maximum annual bonus potential of Messrs. Rovit, Henley and Herron will be no less than 100%, 70% and 60%, respectively, of each employee’s annual base salary for the relevant year.
      The employment agreements each provide for lump sum severance payments if such individuals are terminated by Swift Foods without cause (as defined in the employment agreements) or such individuals terminate their employment for good reason (as defined in the employment agreements). The amount of any lump sum severance payment to either Messrs. Henley or Herron will include, among other things, an amount equal to (1) two times the applicable employee’s then current annual base salary plus (2) an amount equal to the greater of either 50% of (a) the maximum annual bonus the employee could have earned over the remainder of the employment term and (b) the highest bonus paid to the employee prior to the termination date, multiplied by the number of complete fiscal years remaining in the employment term and pro-rated for all partial years remaining in the term. The amount of any lump sum severance payment to Mr. Rovit will include, among other things, an amount equal to (1) two times his then current annual base salary plus (2) an amount equal to the maximum annual bonus the employee could have earned for the year in which the employment termination occurs. In addition, each employee was granted options to purchase shares of Swift Foods under the Swift Foods Company 2002 Stock Option Plan described below under “2002 Stock Option Plan.” Each employee has agreed pursuant to his employment agreement not to compete with Swift Foods or Operating during his employment and for a period of two years after termination of his employment for any reason. Unvested awards or grants made under the ConAgra Foods’ option plan or incentive plans to each of Messrs. Henley and Herron prior to their employment with Swift Operating continued to vest until September 2004.
      We have also entered into severance agreements with Marshall R. Ernst and Donald F. Wiseman that provide for monthly severance payments if we terminate such individuals without cause within the 36-month period following the closing of the Transaction. The amount of the monthly severance payment is comprised of base salary and incentive components with Mr. Ernst being entitled to $43,750 per month for a period of 18 months and Mr. Wiseman being entitled to $22,917 per month remaining in the 36-month period at the time of the termination of employment. In addition to their annual salaries, Messrs. Ernst and Wiseman are eligible to receive an annual performance bonus of 50% of their annual base salaries for the relevant year.
      In addition to the employment agreements and severance agreements entered into by our Named Executive Officers, we have severance arrangements with seven other executive officers under which these officers are eligible to receive maximum aggregate severance payments of approximately $0.6 million as of May 29, 2005 upon the occurrence of a severance event.
      On April 23, 2005, Swift Foods and John N. Simons, the former president and chief executive officer of Swift Holdings and Swift Operating and a member of our board of directors, entered into a Third Amendment to Executive Employment Agreement (the “Third Amendment”), which amended Mr. Simons’ Executive Employment Agreement dated May 20, 2002, as amended. Pursuant to the Third Amendment, Mr. Simons’ employment and other positions (including positions as a director) with Swift Foods and its affiliates, including Swift Holdings and Swift Operating, terminated. In connection with Mr. Simons’ termination of employment, Swift Foods agreed to cause to be paid to Mr. Simons $2,247,500 plus accrued and unpaid salary in cash and agreed that all of Mr. Simons’ options to purchase Swift Foods common stock would be vested in full. In addition, subject to certain conditions, pursuant to Mr. Simons’ Non-Qualified Stock Option Agreement dated September 19, 2002, Swift Foods agreed to purchase Mr. Simons’ options to purchase 6,400,000 shares of Swift Foods common stock for a purchase price equal to $5,568,000, and pursuant to the Stockholders’ Agreement dated as of September 19, 2002 among Rawhide, ConAgra Foods, Hicks Muse, Swift Foods and the other individuals named therein, as amended, Swift Foods agreed to purchase 1,237,151 shares of Swift Foods common stock owned by Mr. Simons for a purchase price equal to $1,249,523. The Third Amendment also provides that Mr. Simons will provide consulting services to Swift Foods for a period of six months from the execution of the Third Amendment for consideration of $166,667 in cash plus monthly payments in the amount of $10,000 per month. Mr. Henley and Mr. Herron served as co-chief executive officers of Swift Foods and its affiliates, including Swift Holdings and Swift Operating, from April 23, 2005 until July 1, 2005 when Mr. Rovit’s employment as president and chief executive officer of Swift Foods and its affiliates began.
Stock Purchase Plans
      Swift Foods has adopted a 2002 stock purchase plan and a 2005 stock purchase plan pursuant to which eligible employees and non-employees (including non-employee directors) of Swift Foods and its subsidiaries may purchase shares of common stock of Swift Foods. A total of 4,000,000 shares and 657,095 shares of common stock of Swift Foods are available for purchase under the 2002 stock purchase plan and the 2005 stock purchase plan, respectively, at a price per share as determined by the board of directors on the date of purchase. As of May 29, 2005, certain members of our management and non-employee directors had purchased an aggregate of (i) 2,022,849 shares under the 2002 stock purchase plan at a purchase price of $1.00 per share and (ii) 657,095 shares under the 2005 stock purchase plan at a purchase price of $1.32 per share. Purchases under the 2002 plan were at the fair market value of such shares on the date of purchase. Purchases under the 2005 plan were at less than fair market value in order to allow management to share in the economic benefit arising from the exercise of the Call Option and compensation expense of $0.5 million was recorded.
      On May 19, 2005, the Board of Directors of Swift Foods, upon recommendation of the compensation committee, adopted a resolution reducing the exercise price of all outstanding options granted to the extent necessary to reflect the dilution resulting from the dividend discussed in Note 8 “Related Party Transactions” of our consolidated financial statements included in Item 8 of this Form 10-K. Swift Holdings accounts for modifications of previously issued stock option awards under SFAS 123. Accordingly, the exercise price reduction did not qualify as a modification under GAAP and no additional expense was recognized.
2002 Stock Option Plan
      At the closing of the Transaction, Former Swift Foods adopted the Swift Foods Company 2002 Stock Option Plan (the “Option Plan”), as assumed by Swift Foods in November 2004, pursuant to which options may be granted to employees and eligible non-employees of Swift Foods and its parent or subsidiaries for the purchase of shares of common stock of Swift Foods.
      The employees and non-employees (including non-employee directors) eligible to receive awards under the Option Plan will be those individuals whose services to Swift Foods and its parent or subsidiaries are determined by the board of directors of Swift Foods (or a committee thereof) to have a direct and significant effect on the financial development of Swift Foods or its parent and subsidiaries. In addition, non-employee directors of Swift Foods who are eligible for awards under the Option Plan may elect to receive options under the plan in lieu of any annual fee for services as a director of Swift Foods.
      A total of 21.5 million shares of common stock of Swift Foods are available for grant under the Option Plan and, as of May 29, 2005, options to purchase 13,875,000 such shares were outstanding. Both incentive stock options and nonqualified stock options may be granted under the Option Plan. The board of directors of Swift Foods (or a committee thereof) will administer and interpret the Option Plan and will determine, in its discretion, the employees and eligible non-employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period (which may not be more than ten years from the date the option is granted).
Other Benefit Programs
      The Named Executive Officers also have the opportunity to participate in other employee benefit programs including health insurance, group life insurance, and retirement benefits under the same benefits structure made available to most non-union employees.
Compensation of Directors
      Directors who are officers, employees or otherwise our affiliates do not receive compensation for their services as director. Independent or non-affiliate directors of Swift Operating receive an annual fee of $20,000. In addition, non-employee directors receive $5,000 per board meeting attended, $1,000 per telephonic board meeting and $1,000 per committee meeting attended.
      Non-employee directors of Swift Operating are given the option to purchase Swift Foods common stock at estimated fair value with a matching grant of non-qualified stock options for each share purchased, up to a maximum grant of 200,000 options. Mr. Engles, Mr. Kelly and Mrs. Lavelle purchased 500,000, 200,000 and 25,000 of Swift Foods shares, respectively, pursuant to this arrangement. Mr. Engles and Mr. Kelly each received options to purchase 200,000 shares of Swift Foods common stock during the fiscal year ended

May 30, 2004 and Mrs. Lavelle received options to purchase 25,000 shares of Swift Foods during the fiscal year ended May 29, 2005.
      Non-employee directors who provide consulting services to us are paid a fee of $1,000 per day plus expenses. Under this arrangement, Mr. Kelly received $34,000 plus expenses during the fiscal year ended May 29, 2005.
      All non-employee directors are reimbursed for expenses incurred while attending board or committee meetings and in connection with any other company business. We have also acquired accidental death and dismemberment insurance for our non-employee directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      All of the issued and outstanding common stock of Swift Operating is owned by Swift Holdings. All of the issued and outstanding common stock of Swift Holdings is held by S&C Holdco 2, Inc. All of the issued and outstanding common stock of S&C Holdco 2, Inc. is owned by SFC. All of the issued and outstanding stock of SFC is owned by Swift Foods.
      The following table sets forth certain information regarding ownership of the common stock of Swift Foods as of the date of this Form 10-K by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of the common stock of Swift Foods, (ii) each director of Swift Operating, (iii) each of Swift Operating’s Named Executive Officers, (iv) Swift Operating’s existing Chief Executive Officer and President and (v) all of Swift Operating’s directors and executive officers as a group.

	Number of	Percentage
	Shares	of Shares

5% Stockholders:
HMTF Rawhide, L.P.(1)	216,666,666	98.5%
200 Crescent Avenue Suite 1600 Dallas, Texas 75201
Named Executive Officers and Directors:
Sam B. Rovit(2)	500,000	*
John N. Simons, Jr.(3)	1,000,000	*
Dennis R. Henley(4)	2,212,323	*
Danny C. Herron(5)	1,170,973	*
Marshall R. Ernst(6)	955,759	*
Donald F. Wiseman(7)	454,115	*
Joe Colonnetta, Jr.	—	—
George N. Gillett, Jr.	—	—
Gregg L. Engles(8)	550,000	*
Edward Herring	—	—
Michael D. Kelly(8)	250,000	*
Kate S. Lavelle(9)	31,250	*
John R. Muse	—	—

All executive officers and directors as a group (18 persons)	8,479,977	3.8%

*	Holds less than 1% of the outstanding shares of Swift Foods common stock.

(1)	HMTF Rawhide, L.P. (“Rawhide”), is the limited partnership formed by our equity sponsors, Hicks Muse and Booth Creek (an affiliate of George N. Gillett, Jr., the Chairman of the Board of Directors of Swift Holdings and Swift Operating). Thomas O. Hicks is the sole manager of HM5/ GP LLC, which is the general partner of Hicks, Muse, Tate & Furst Equity Fund V, L.P., which is the sole member of HMTF RW, L.L.C., which is the general partner of Rawhide, and, accordingly, Mr. Hicks may be deemed to be the beneficial owner of the shares of common stock of Swift Foods held by Rawhide. Mr. Hicks disclaims beneficial ownership of such shares.

(2)	Mr. Rovit became the Chief Executive Officer and President of Swift Holdings and Swift Operating effective July 1, 2005.

(3)	Includes 1,000,000 shares of common stock issuable pursuant to options that are currently exercisable. Mr. Simons served as President and Chief Executive Officer of Swift Holdings and Swift Operating through April 23, 2005.

(4)	Includes 1,593,750 shares of common stock issuable pursuant to options that are currently exercisable.

(5)	Includes 985,402 shares of common stock issuable pursuant to options that are currently exercisable.

(6)	Includes 708,326 shares of common stock issuable pursuant to options that are currently exercisable.

(7)	Includes 299,470 shares of common stock issuable pursuant to options that are currently exercisable.

(8)	Includes 50,000 shares of common stock issuable pursuant to options that are currently exercisable.

(9)	Includes 6,250 shares of common stock issuable pursuant to options that are currently exercisable.

Securities Authorized for Issuance under the 2002 Stock Option Plan
      The following table provides information for the fiscal year ended May 29, 2005 about shares of Swift Foods common stock that may be granted under the Swift Foods Company 2002 Stock Option Plan.

	Number of Securities			Number of Securities
	to Be Issued Upon		Weighted-Average	Remaining Available
	Exercise of		Exercise Price of	for Future Issuance
	Outstanding Options,		Outstanding Options,	Under Equity
Plan Category	Warrants and Rights		Warrants and Rights	Compensation Plans

Equity compensation plans approved by shareholders	13,875,000	(1)	$0.33	7,625,000
Equity compensation plans not approved by shareholders	—		$—	—

Total	13,875,000	(1)	$0.33	7,625,000

(1)	Excludes options to purchase 6,400,000 shares of Swift Foods’ common stock that remained outstanding at May 29, 2005 and were held by Mr. Simons. As described in Item 11. Executive Compensation — Employment and Severance Agreements above, on April 23, 2005 Swift Foods agreed to repurchase such options in connection with Mr. Simons’ departure and subsequently repurchased these options on June 6, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is included at Note 8 “Related Party Transactions” of our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended May 30, 2004 and May 29, 2005.
Audit Fees
      The aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our financial statements and regulatory filings for the fiscal year ended May 30, 2004 and the reviews of quarterly reports on Form 10-Q filed during the fiscal year ended May 30, 2004 were $1,083,000. Fees billed by PricewaterhouseCoopers LLP for the audit of our financial statements and regulatory filings for the fiscal year ended May 29, 2005 and the reviews of quarterly reports on Form 10-Q filed during the fiscal year ended May 29, 2005 were $1,223,000.
Audit-Related fees
      Audit-related fees billed by PricewaterhouseCoopers LLP during the fiscal year ended May 30, 2004 were $230,000, primarily for assurance services related to the filing of Registration Statements on Form S-4 for Swift Operating’s senior notes and senior subordinated notes, and our 401(k) plans. Audit-related fees billed by PricewaterhouseCoopers LLP during the fiscal year ended May 29, 2005 were $96,000.
Tax Fees
      Aggregate fees billed by PricewaterhouseCoopers LLP to us for tax compliance, tax advice and tax planning were $934,000 and $1,193,000 in fiscal 2004 and 2005, respectively.
All Other Fees
      Fees billed by PricewaterhouseCoopers LLP in connection with the issuance of the $105 million Senior Notes due 2010 were $90,000. We did not receive any other services other than those noted above from PricewaterhouseCoopers LLP during the fiscal years ended May 30, 2004 and May 29, 2005.
      Our audit committee appoints our independent auditors. The audit committee is solely and directly responsible for the approval of the appointment, re-appointment, compensation and oversight of our independent auditors. The audit committee must approve in advance all work to be performed by the independent auditors.
      During the fiscal years ended May 30, 2004 and May 29, 2005, all of the audit, audit-related and tax services provided by PricewaterhouseCoopers LLP were pre-approved by the audit committee.
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

(3) The following documents are filed or incorporated by reference as exhibits to this Report on Form 10-K:

Exhibit
Number	Description

2.1	Agreement, dated as of May 20, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

2.2	First Amendment to Acquisition Documents, dated as of July 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number	Description

2.3	Second Amendment to Acquisition Agreement, dated as of September 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

2.4	Distribution Business Sale Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005, by and among Australia Meat Holdings Pty Limited, McKey Distribution Pty Limited and Keystone Foods Pty Limited (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q/ A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

2.5	Manufacturing Business Sale Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005, by and among Australia Meat Holdings Pty Limited, OSI International Foods (Australia) Pty Limited and OSI Group, LLC (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q/ A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

3.2	Bylaws of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

4.1	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.2	Form of Global Note for the 10 1/8% Senior Notes due 2009 of Swift & Company (contained as an exhibit to Exhibit 4.1 hereto)

4.3	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.4	Form of Global Note for the 12 1/2% Senior Subordinated Notes due 2010 of Swift & Company (contained as an exhibit to Exhibit 4.3 hereto)

4.5	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.6	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.7	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.8	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.10 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number	Description

4.9	Third Supplemental Indenture, dated as of March 26, 2003, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Swift & Bros. Co., Inc., Monfort Food Distribution Company, Swift & Company International Sales Corporation, Monfort, Inc., S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.10	Indenture, dated March 11, 2005, by and among S&C Holdco 3, Inc., Swift Foods Company and The Bank of New York Trust Company, N.A., as trustee for the 11.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

4.11	Form of Global Note for the 11.00% Senior Notes due 2010 of S&C Holdco 3, Inc. (contained as an exhibit to Exhibit 4.10 hereto)

4.12	Indenture, dated March 11, 2005, by and among Swift Foods Company, S&C Holdco 3, Inc. and The Bank of New York Trust Company, N.A., as trustee for the 10.25% Convertible Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

4.13	Form of Global Note for the 10.25% Convertible Senior Subordinated Notes due 2010 of Swift Foods Company (contained as an exhibit to Exhibit 4.12 hereto)

4.14	Registration Rights Agreement, dated March 11, 2005, by and between S&C Holdco 3, Inc. and the initial purchasers named therein for the 11.00% Senior Notes of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

4.15	Registration Rights Agreement, dated March 11, 2005, by and among S&C Holdco 3, Inc., Swift Foods Company and the initial purchasers named therein for the 10.25% Convertible Senior Subordinated Notes of Swift Foods Company (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

10.1	Amended and Restated Credit Agreement, dated as if May 26, 2005, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 3, Inc., the lenders and issuers from time to time party thereto, Citicorp USA, Inc., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, Citisecurities Limited, as Australian collateral trustee, and U.S. Bank National Association, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International,” New York Branch, Harris Trust and Savings Bank, GMAC Commercial Finance LLC, Farm Credit Service of America, PCA and Farm Credit Services of Mid-America, PCA, as co-documentation agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)

10.2	Pledge and Security Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.41 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.3	Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, Burcher Pty. Limited, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., and Citicorp USA, Inc. (incorporated by reference to Exhibit 10.42 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.4	Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.43 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

10.5		Affirmation of Obligations, dated May 26, 2005, among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, the entities named as guarantors therein, Citicorp USA, Inc., as administrative agent, Australian agent and collateral agent, JP Morgan Chase Bank, N.A., as syndication agent, and Citisecurities Limited, as Australian collateral trustee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)

++10	.6	Preferred Supplier Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.7		Tax Sharing Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Cattle Holdco, Inc., and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.8		Monitoring and Oversight Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.9		Financial Advisory Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

++10	.10	By-Products Marketing Agreement, dated as of October 8, 2003, by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)

10.11		Amendment dated May 27, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

++10	.12	By-Products Marketing Agreement, dated as of October 8, 2003, by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty Limited. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)

10.13		Amendment dated July 6, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty Limited (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

10.14		Patent License Agreement, dated as of September 19, 2002, by and between Swift Brands Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.15		Indemnification and Release Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., Swift & Company, S&C Australia Holdco Pty. Ltd., Swift Cattle Holdco, Inc., Swift Brands Company, Swift Beef Company, Swift Pork Company, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., Monfort Finance Company, Inc., Burcher Pty. Limited, Monfort, Inc., Australia Meat Holdings Pty. Limited, Miller Bros. Co., Inc., Monfort Food Distribution Company, and Monfort International Sales Corp. (incorporated by reference to Exhibit 10.14 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.16		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P. and Swift & Company (incorporated by reference to Exhibit 10.15 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

10.17		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P., Swift & Company, S&C Australia Holdco Pty. Ltd. and Australia Meat Holdings Pty. Limited (incorporated by reference to Exhibit 10.16 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.18		Contribution Agreement, dated as of September 19, 2002, by and among Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Swift & Company (incorporated by reference to Exhibit 10.17 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.19		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and Joe Colonnetta (incorporated by reference to Exhibit 10.18 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.20		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and George N. Gillett, Jr. (incorporated by reference to Exhibit 10.19 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.21		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and John R. Muse (incorporated by reference to Exhibit 10.22 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.22		Indemnification Agreement, dated April 4, 2003, by and between Swift Foods Company and Gregg L. Engles (incorporated by reference to Exhibit 10.45 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.23		Indemnification Agreement, dated April 4, 2003, by and between Swift Foods Company and Michael D. Kelly (incorporated by reference to Exhibit 10.46 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.24		Indemnification Agreement, dated December 23, 2004, between Swift Foods Company and Kate Lavelle (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on December 30, 2004)

+10	.25	Indemnification Agreement, dated May 26, 2005, between Swift Foods Company and Edward Herring

+10	.26	Indemnification Agreement, dated July 1, 2005, between Swift Foods Company and Sam B. Rovit

**10	.27	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.25 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.28	First Amendment to Simons Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.26 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.29	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.27 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.30	First Amendment to Herron Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.28 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.31	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.29 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.32	First Amendment to Henley Executive Employment Agreement dated July 12, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.30 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.33	Severance Agreement, dated July 29, 2002, by and between Swift & Company and Marshall Ernst (incorporated by reference to Exhibit 10.38 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

**10	.34	Severance Agreement, dated July 29, 2002, by and between Swift & Company and John Shandley (incorporated by reference to Exhibit 10.39 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.35	Severance Agreement, dated March 12, 2003, by and between Swift & Company and Donald F. Wiseman (incorporated by reference to Exhibit 10.48 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.36	Second Amendment to Simons Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q/ A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

**10	.37	Second Amendment to Herron Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q/ A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

**10	.38	Second Amendment to Henley Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q/ A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

+**10	.39	Third Amendment to Simons Executive Employment Agreement, dated April 23, 2005, by and among Swift Foods Company and John Simons

**10	.40	Executive Employment Agreement, dated May 26, 2005, among Swift Foods Company, Swift & Company and Sam Rovit (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)

**10	.41	Swift Foods Company 2002 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

+**10	.42	First Amendment to the Swift Foods Company 2002 Stock Option Plan, dated January 25, 2005

**10	.43	2002 Swift Foods Company Stock Purchase Plan (incorporated by reference to Exhibit 10.49 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

+**10	.44	2005 Swift Foods Company Stock Purchase Plan

10.45		Indemnity Side Letter Agreement, dated September 3, 2002, by and between ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.46		Stock Purchase Agreement, dated March 11, 2005, by and between S&C Holdco 3, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of S&C Holdco 3, Inc. filed on March 14, 2005)

10.47		Letter Agreement, dated March 11, 2005, by and between Swift Foods Company and S&C Holdco 3, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of S&C Holdco 3, Inc. filed on March 14, 2005)

+12	.1	Ratio of Earnings to Fixed Charges

+12	.2	Pro Forma Computation of Ratio of Earnings to Fixed Charges

+21	.1	Subsidiaries of S&C Holdco 3, Inc.

+31	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31	.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Description

*32	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32	.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith.

*	Furnished herewith.

**	Indicates that exhibit is a management contract or compensatory plan or arrangement.

++	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under confidential treatment request pursuant to Rule 406 of the Securities Act of 1933, as amended.

(b)	Exhibits.
      The exhibits at 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)	Financial Statement Schedules.
      None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S & C Holdco 3, Inc.

By:	/s/ Sam B. Rovit

Sam B. Rovit
Chief Executive Officer, President and Director (Principal Executive Officer)
Date: August 18, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

By:	/s/ Sam B. Rovit Sam B. Rovit	Chief Executive Officer, President and Director (Principal Executive Officer)	August 18, 2005

By:	/s/ Danny C. Herron Danny C. Herron	Chief Financial Officer, Executive Vice President — Finance & Controls and Assistant Secretary (Principal Financial and Accounting Officer)	August 18, 2005

By:	/s/ George N. Gillett, Jr. George N. Gillett, Jr.	Chairman of the Board of Directors	August 18, 2005

By:	/s/ Edward Herring Edward Herring	Director	August 18, 2005

By:	/s/ John R. Muse John R. Muse	Director	August 18, 2005

By:	/s/ Joe Colonnetta, Jr. Joe Colonnetta, Jr.	Director	August 18, 2005

By:	/s/ Kate S. Lavelle Kate S. Lavelle	Director	August 18, 2005

By:	/s/ Gregg L. Engles Gregg L. Engles	Director	August 18, 2005

By:	/s/ Michael D. Kelly Michael D. Kelly	Director	August 18, 2005
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:
      No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended May 29, 2005 has been, or will be, sent to security holders.

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), (b) AND (c)
LIST OF FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CERTAIN EXHIBITS
FISCAL YEAR ENDED MAY 29, 2005
S&C HOLDCO 3, INC. AND SUBSIDIARIES

FORM 10-K — ITEM 15(a)(1) AND (2)
S&C HOLDCO 3, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS
      The following financial statements of S&C Holdco 3, Inc. and subsidiaries for the fiscal year ended May 29, 2005, are included in Item 8:

Page(s)

Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	F-3
Report of Independent Registered Public Accounting Firm-Predecessor, Deloitte & Touche LLP	F-4
Balance Sheet at May 30, 2004 and May 29, 2005	F-5
Statement of Earnings for the 115 days ended September 18, 2002, the 249 days ended May 25, 2003, and the fiscal years ended May 30, 2004 and May 29, 2005	F-6
Statement of Cash Flows for the 115 days ended September 18, 2002, the 249 days ended May 25, 2003, and the fiscal years ended May 30, 2004 and May 29, 2005	F-7
 Statement of Stockholder’s Net Investment and Advances/ Statement of Stockholder’s Equity for the 115 days ended September 18, 2002, the 249 days ended May 30, 2004, and the fiscal years ended May 30, 2004 and May 29, 2005
F-8
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of S&C Holdco 3, Inc., and subsidiaries:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of S&C Holdco 3, Inc. and its subsidiaries at May 29, 2005 and May 30, 2004, and the results of their operations and their cash flows for the years ended May 29, 2005 and May 30, 2004 and for the period from September 19, 2002 to May 25, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Denver, Colorado
August 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — PREDECESSOR
The Stockholder and Board of Directors
ConAgra Red Meat Business
      We have audited the accompanying combined statements of earnings, of stockholder’s net investment and advances and of cash flows of ConAgra Red Meat Business (the “company”), a division of ConAgra Foods, Inc., for the 115 days ended September 18, 2002. The combined financial statements include the accounts of the companies discussed in Note 1, which were under common ownership and management. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such combined financial statements present fairly, in all material respects, the combined results of its operations and combined cash flows for the 115 days ended September 18, 2002 in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 2 to the combined financial statements, in 2003 the company changed its method of accounting for goodwill and other intangible assets.
/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Omaha, Nebraska
July 11, 2003
(August 12, 2005, as to the effects of the discontinued operations discussed in Note 14)

S&C HOLDCO 3, INC. AND SUBSIDIARIES
BALANCE SHEET

	Consolidated

	S&C Holdco 3, Inc. and Subsidiaries

	May 30, 2004	May 29, 2005

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$100,255	$79,348
Accounts receivable, net	329,944	373,167
Accounts receivable from related parties	33,466	41
Inventories	480,679	499,039
Other current assets	47,235	30,388

Total current assets	991,579	981,983
Property, plant and equipment, net	601,915	570,506
Goodwill	37,117	33,977
Other intangibles, net	32,398	26,299
Other assets	34,678	28,009

Total assets	$1,697,687	$1,640,774

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4,239	$51,482
Accounts payable	246,888	250,212
Accounts payable to related parties	11,850	3,635
Accrued liabilities	196,694	221,402
Dividend payable	—	6,818

Total current liabilities	459,671	533,549
Long-term debt, excluding current portion	632,269	693,524
Other non-current liabilities	115,514	90,017

Total liabilities	1,207,454	1,317,090
Commitments and contingencies (Notes 6 and 10):
Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 29, 2005 and May 30, 2004	—	—
Additional paid-in capital	365,378	262,922
Retained earnings	83,820	10,285
Accumulated other comprehensive income	41,035	50,477

Total stockholder’s equity	490,233	323,684

Total liabilities and stockholder’s equity	$1,697,687	$1,640,774

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENT OF EARNINGS

	Combined

	Predecessor	Consolidated

	ConAgra Red Meat
	Business	S&C Holdco 3, Inc. and Subsidiaries

	115 Days Ended	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended
	September 18, 2002	May 25, 2003	May 30, 2004	May 29, 2005

	(Dollars in thousands)	(Dollars in thousands)
Net sales (Note 8)	$2,597,315	$5,526,062	$9,436,160	$9,669,102
Cost of goods sold (Note 8)	2,515,729	5,362,412	9,165,466	9,453,665

Gross profit	81,586	163,650	270,694	215,437

Selling, general and administrative	36,900	87,783	134,016	136,381
Corporate allocations: Selling, general and administrative	4,509	—	—	—
Corporate allocations: Finance charges/interest and financing expense	13,586	—	—	—
Gain on business interruption recovery	—	(21,230)	—	—
Translation (gains) losses	—	(9,026)	824	(396)
Interest expense	—	48,465	73,446	80,229

	54,995	105,992	208,286	216,214

Income (loss) from continuing operations before income taxes	26,591	57,658	62,408	(777)
Income tax expense (benefit)	9,113	19,674	21,546	(15,710)

Income from continuing operations	17,478	37,984	40,862	14,933
Income from discontinued operations, including gain on sale of $22,860, net of tax in fiscal 2005 (Note 14)	938	1,302	3,672	25,909

Net income	$18,416	$39,286	$44,534	$40,842

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS

	Combined Predecessor	Consolidated

	ConAgra Red Meat
	Business	S&C Holdco 3, Inc. and Subsidiaries

	115 Days Ended	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended
	September 18, 2002	May 25, 2003	May 30, 2004	May 29, 2005

	(Dollars in thousands)	(Dollars in thousands)
Cash flows from operating activities:
Net income	$18,416	$39,286	$44,534	$40,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,442	50,210	80,993	79,853
Amortization of intangibles, debt issuance costs and accretion of bond discount	130	7,425	14,859	22,470
Deferred taxes	—	12,032	5,654	(20,892)
Stock-based compensation	—	1,441	1,980	3,193
Other noncash items (includes derivative fair value adjustments)	—	(5,742)	(10,475)	(560)
Gain on disposal of FJ Walker division	—	—	—	(36,871)
Gain on business interruption recovery, net of tax	—	(13,162)	—	—
Change in assets and liabilities:
Accounts receivable, net	(15,158)	(63,091)	(51,209)	(23,982)
Inventories	(30,740)	(14,302)	(4,164)	(20,283)
Other current assets	17,872	1,824	(29,375)	10,177
Accounts payable and accrued liabilities	(13,063)	76,539	28,297	35,928
Other assets	3,429	10,440	(1,923)	179

Net cash flows provided by operating activities	2,328	102,900	79,171	90,054

Cash flows from investing activities:
Additions to property, plant and equipment	(8,842)	(43,917)	(62,058)	(51,398)
Proceeds from sales of property, plant and equipment	—	340	2,230	2,698
Proceeds from disposal of FJ Walker division	—	—	—	69,137
Purchase of acquired businesses, net of cash acquired	—	(793,500)	—	—
Notes receivable and other items	1,348	(2,300)	170	371

Net cash flows (used in) provided by investing activities	(7,494)	(839,377)	(59,658)	20,808

Cash flows from financing activities:
Proceeds from debt issuance	261,890	670,985	12,365	322,738
Payments of debt	(13,123)	(71,745)	(4,567)	(217,991)
Change in bank overdraft balances	—	43,274	7,443	(15,305)
Issuance of common stock	—	160,000	—	—
Dividends paid	—	—	—	(215,180)
Debt issuance costs	—	(37,000)	—	(6,717)
Net investments and advances/(distributions)	(239,564)	—	—	—

Net cash flows (used in) provided by financing activities	9,203	765,514	15,241	(132,455)

Effect of exchange rates on cash	—	1,280	562	686
Net change in cash and cash equivalents	4,037	30,317	35,316	(20,907)

Cash and cash equivalents, beginning of period	8,643	34,622	64,939	100,255

Cash and cash equivalents, end of period	$12,680	$64,939	$100,255	$79,348

Non-cash investing and financing activities:
Capital contributions from related parties	—	$299,000	$—	$—

Capital lease	—	$1,097	$1,491	$1,009

Supplemental information:
Cash paid for interest	—	$32,496	$61,366	$64,089

Cash paid for taxes	—	$7,310	$25,484	$1,891

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

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDER’S EQUITY

	Consolidated

	S&C Holdco 3, Inc. and Subsidiaries

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholder’s
	Shares	Capital	Earnings	Income (Loss)	Equity

	(Dollars in thousands)
Balance at September 19, 2002	—	$—	$—	$—	$—
Issuance of common stock	1,000	420,193	—	—	420,193
Post closing purchase price adjustments	—	(34,742)	—	—	(34,742)
Excess of purchase price over Predecessor Basis (book value) of net assets acquired from entities partially under common control	—	(23,494)	—	—	(23,494)
Stock based compensation provided by investor	—	1,441	—	—	1,441
Comprehensive income:
Net income	—	—	39,286	—	39,286
Derivative adjustment, net of tax of $1,200	—	—	—	2,251	2,251
Foreign currency translation adjustment, net of tax of $593	—	—	—	34,536	34,536

Total comprehensive income	—	—	39,286	36,787	76,073

Balance at May 25, 2003	1,000	363,398	39,286	36,787	439,471
Stock based compensation provided by investor	—	1,980	—	—	1,980
Comprehensive income:
Net income	—	—	44,534	—	44,534
Derivative adjustment, net of tax of $(629)	—	—	—	(2,006)	(2,006)
Foreign currency translation adjustment, net of tax of $10,136	—	—	—	6,254	6,254

Total comprehensive income	—	—	44,534	4,248	48,782

Balance at May 30, 2004	1,000	$365,378	$83,820	$41,035	$490,233

Stock based compensation provided by investor	—	231	—	—	231
Stock based compensation	—	4,934	—	—	4,934
Dividends	—	(107,621)	(114,377)	—	(221,998)
Comprehensive income:
Net income	—	—	40,842	—	40,842
Derivative adjustment, net of tax of $(643)	—	—	—	(363)	(363)
Foreign currency translation adjustment, net of tax of $6,701	—	—	—	9,805	9,805

Total comprehensive income	—	—	40,842	9,442	50,284

Balance at May 29, 2005	1,000	$262,922	$10,285	$50,477	$323,684

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.     DESCRIPTION OF BUSINESS AND THE TRANSACTION AND CALL OPTION
      S&C Holdco 3, Inc. (“Swift Holdings”), is a Delaware corporation which was formed on May 29, 2002 as an indirect wholly-owned subsidiary of ConAgra Foods, Inc. (“ConAgra Foods”). Swift Holdings owns 100% of the issued and outstanding capital stock of Swift & Company (“Swift Operating”). Swift Holdings has had no operations since its formation and, following the Transaction described below, has consolidated the operations of the businesses acquired in the Transaction in Swift Holdings’ financial statements. The operations of Swift Operating and its subsidiaries constitute the operations of Swift Holdings under generally accepted accounting principles in the United States (“GAAP”).
      Swift Holdings, together with Swift Operating and its subsidiaries, is one of the leading beef and pork processing companies in the world. Swift Operating processes, prepares, packages and delivers fresh, further processed and value-added beef and pork products for sale to customers in the United States and in international markets. Swift Operating also provides services to its customers designed to help them develop more sophisticated and profitable sales programs. Swift Operating sells its meat products to customers in the foodservice, international, further processor and retail distribution channels. Swift Operating also produces and sells by-products that are derived from its meat processing operations such as hides and variety meats to customers in various industries.
      Swift Operating and its subsidiaries conducts its domestic beef and pork processing businesses through Swift Beef Company (“Swift Beef”) and Swift Pork Company (“Swift Pork”) and its Australian beef business through Australia Meat Holdings Pty. Ltd. (“Swift Australia”). Swift Operating operates six beef processing facilities, three pork processing facilities, one lamb slaughter facility and one value-added facility in the United States and four beef processing facilities and four feedlots in Australia. Swift Operating’s facilities are strategically located to access raw materials in a cost effective manner and to service its global customer base.
      The Transaction and Call Option — Swift Holdings was incorporated in May 2002 along with other subsidiaries and holding companies including its former ultimate parent Swift Foods Company (“Former Swift Foods”) for the purpose of acquiring the United States beef, pork and lamb processing businesses and the Australian beef business of ConAgra Foods. On September 19, 2002, HMTF Rawhide L.P. (“Rawhide”), the limited partnership formed by Former Swift Foods’ equity sponsors, Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”) and Booth Creek Management Corporation and controlled by Hicks Muse, acquired a 54% interest in these businesses (the “Transaction”) excluding (i) ConAgra Beef Company’s cattle feeding operations (the “domestic cattle feeding operations”) and (ii) Weld Insurance Company, Inc., Monfort Finance Company, Inc., and Monfort Construction Company. In a related transaction, Rawhide also acquired a 54% interest in the domestic cattle feeding operations. The entities that were historically operated by ConAgra Foods as an integrated business, which include the domestic cattle feeding operations and other assets and insignificant businesses that were not acquired and liabilities that were not assumed in the Transaction, are referred to as the “ConAgra Red Meat Business” or the “Predecessor”. Those entities and operations within the ConAgra Red Meat Business that were actually acquired in the Transaction and which are being operated by Swift Operating and its subsidiaries are referred to as the “Acquired Business” or “Successor.”
      In July of 2004, Rawhide formed Rawhide Subsidiary 1 and Rawhide Subsidiary 3 along with other holding companies for the purpose of purchasing all of the remaining common stock of Former Swift Foods held by ConAgra Foods and its affiliates. Rawhide Subsidiary 1 was later renamed Swift Foods Company (“Swift Foods”) and Rawhide Subsidiary 3 was later renamed SFC Subsidiary Holdings, Inc. (“SFC”). Former Swift Foods was merged into SFC in November 2004 and all outstanding shares of and options for Former Swift Foods common stock were exchanged for shares and options of Swift Foods on a 1 for 1 basis. Swift Foods owns 100% of the issued and outstanding capital stock of SFC, which in turn owns 100% of the issued and outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the issued and

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding capital stock of Swift Holdings. Swift Holdings owns 100% of the issued and outstanding capital stock of Swift Operating.
      The aggregate initial consideration for the Acquired Business was $1,009.9 million. As a result of a post-closing purchase price adjustment, ConAgra Foods paid $16.0 million to Former Swift Foods in March 2003. Swift Holdings has reflected the impact of this payment as a reduction to additional paid-in capital in its consolidated financial statements. The purchase price for the Acquired Business was based primarily on the net book value of the assets and liabilities as of the closing date of the Transaction. The total purchase price (including expenses and other consideration) was allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The Transaction was negotiated between a willing seller and an unrelated willing buyer and, as such, the purchase price and other consideration agreed to by both parties is considered to approximate fair value. The Transaction was within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which resulted in a new basis of accounting in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 88-16, Basis in Leveraged Buyout Transactions. In accordance with that guidance, the retained minority interest of the predecessor owner (i.e., ConAgra Foods’ approximately 45.3% interest) was carried over at the predecessor basis. The remainder of the investment in the assets acquired (i.e., the 54.7% acquired by Swift Holdings’ equity sponsors and management) is based upon fair value. The excess of the purchase price over predecessor basis (book value) of net assets acquired from the predecessor owner was recognized as an offset in stockholders’ equity.
      The acquisition was financed with approximately $270.0 million of advances under Swift Operating’s senior credit facilities, the proceeds from Swift Operating’s issuance of $268.0 million of 10 1/8% senior notes and $150.0 million of 12 1/2% senior subordinated notes (see Note 6), and approximately $475.0 million of contributed equity, which was comprised of approximately $325.0 million of equity contributed or retained by Swift Holdings’ equity sponsors ($175.0 million) and ConAgra Foods ($150.0 million) and a $150.0 million promissory note payable to ConAgra Foods by S&C Holdco 2, Inc., a subsidiary of Former Swift Foods and an indirect parent holding company of Swift Operating. This note was discounted to $95.2 million based upon the estimated market interest rate at the date of the Transaction, was issued in partial consideration for the Acquired Business and was contributed to Swift Operating as equity and is not an obligation of Swift Operating, any of its subsidiaries or Swift Holdings. This note is unsecured with no material covenants and matures on the seven and one-half year anniversary of the closing of the Transaction. The note accrues pay-in-kind interest, however interest will be payable in cash following a registered equity offering by Swift Foods. Following the Transaction, Rawhide owned approximately 54% and ConAgra Foods owned approximately 45% of the equity in Former Swift Foods which held, indirectly, 100% of the equity of Swift Operating. Additionally, certain members of management owned approximately 1% of the equity in Former Swift Foods.
      On July 30, 2004, an affiliate of Rawhide gave notice of its exercise of the right to purchase all of the common stock of Former Swift Foods held by ConAgra Foods and its affiliates (the “Call Option”). Rawhide contributed its right to Swift Foods in September 2004 and on September 23, 2004 the purchase was completed. The purchase price for the shares was approximately $200.0 million including fees and direct costs of the transaction and was funded by a credit facility obtained by SFC. GAAP generally provide for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying consolidated financial statements of Swift Holdings do not reflect a new basis of accounting pursuant to Staff Accounting Bulletin (“SAB”) No. 54 (“SAB 54”). The guidance in SAB 54 allows the post-Call Option financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Call Option.
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

Basis of Presentation
      The aggregate purchase price for the Transaction described in Note 1 above was $1,074.7 million (including approximately $64.8 million of transaction costs), of which $670.5 million was funded through various debt instruments, and the remainder funded through contributed or retained equity. The Transaction and the financial statements of the Acquired Business provided herein have been accounted for as a purchase in accordance with SFAS No. 141 and EITF 88-16.
      GAAP requires Swift Operating’s operating results prior to the Transaction to be reported as the results of the Predecessor for periods prior to September 19, 2002 in the historical financial statements. Swift Operating’s operating results subsequent to the Transaction are presented as the Successor’s results in the historical financial statements and include the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005.
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

Fiscal Year
      Swift Holdings’ fiscal year consists of 52 or 53 weeks, ending on the last Sunday in May. Fiscal 2004 was a 53 week year while fiscal 2005 and 2003 were 52 week fiscal years.

Use of Estimates
      The consolidated financial statements have been prepared in conformity with GAAP using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

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
      Swift Operating evaluates the collectibility of its accounts receivable balance based on a general analysis of past due receivables, and a specific analysis of certain customers management believes will be unable to meet their financial obligations due to economic conditions, industry-specific conditions, historical or anticipated performance and other relevant circumstances. Swift Operating continuously performs credit evaluations and reviews over its customer base. Swift Operating believes this process effectively addresses its exposure to bad debt write-offs; however, if circumstances related to changes in the economy, industry or customer conditions change, Swift Operating may need to subsequently adjust the allowance for doubtful accounts. Swift Operating adheres to normal industry terms of net seven days. Swift Operating considers all domestic accounts over 14 days as past due and all international accounts over 30 days past due. The following table summarizes information related to the allowance for doubtful accounts:

	Combined

	Predecessor	Consolidated

	ConAgra Red Meat
	Business	S&C Holdco 3, Inc. and Subsidiaries

	115 Days Ended	249 Days Ended		Fiscal Year Ended	Fiscal Year Ended
	September 18, 2002	May 25, 2003		May 30, 2004	May 29, 2005

	(Dollars in thousands)	(Dollars in thousands)
Balance, beginning of period	$3,709	$2,495	(a)	$6,452	$6,394
Bad debt expense	129	4,211	(b)	302	18
Write-offs, net of recoveries	(993)	(254)		(360)	(4,717	)(c)

Balance, end of period	$2,845	$6,452		$6,394	$1,695

(a)	The domestic cattle feeding operations are excluded from the allowance rollforward for periods subsequent to September 18, 2002 as cattle feeding is not a part of the Acquired Business. As of September 18, 2002, the allowance for doubtful accounts related to the domestic cattle feeding operations was $350 thousand.

(b)	During the 249 days ended May 25, 2003, one of Swift Operating’s customers filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware. Swift Operating increased its reserve for bad debts by $3.8 million for amounts estimated to be unrecoverable from this customer.

(c)	During the fourth quarter of the fiscal year ended May 29, 2005, the United States bankruptcy court for the District of Delaware accepted the recommended settlement proposed by the court appointed Reclamation Creditors’ Trust, resulting in a recovery to Swift Operating of approximately $2.2 million of amounts previously reserved.

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

	Consolidated

	S&C Holdco 3, Inc.
	and Subsidiaries

	May 30, 2004	May 29, 2005

	(Dollars in thousands)
Livestock	$79,226	$94,656
Product inventories:
Work in progress	45,158	39,453
Finished goods	328,316	331,098
Supplies	27,979	33,832

	$480,679	$499,039

Property, Plant and Equipment
      Property, plant and equipment purchased as part of the Transaction were recorded at estimated fair value to the extent of the approximate 55% interest acquired. Any purchases of property, plant and equipment subsequent to the Transaction date, September 19, 2002, are recorded at cost. The costs of developing internal-use software are capitalized and amortized when placed in service over the expected useful life of the software. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets as follows:

Furniture, fixtures, office equipment and other	5 to 15 years
Machinery and equipment	5 to 20 years
Buildings and improvements	15 to 40 years
Leasehold improvements	shorter of useful life or the lease term of 7 to 14 years
      Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Applicable interest charges incurred during the construction of assets are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives.
      Swift Operating assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Swift Operating considers continued operating losses or significant and long-term changes in business conditions to be its primary indicators of potential impairment. When future undiscounted cash flows of assets are estimated to be insufficient to recover their related carrying value, Swift Operating compares the asset’s future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value and records a provision for impairment as appropriate. Based on the goodwill impairment of the Swift Beef segment in the current year, Swift Operating performed an analysis under SFAS No. 144 Accounting for the Impairment or Disposal of

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-Lived Assets for the long-lived assets of that segment and determined that there was no impairment of the long-term depreciable assets.
      Property, plant and equipment are comprised of the following:

	Consolidated

	S&C Holdco 3, Inc.
	and Subsidiaries

	May 30, 2004	May 29, 2005

	(Dollars in thousands)
Land	$11,419	$10,776
Buildings, machinery and equipment	617,550	665,938
Property and equipment under capital lease	26,449	21,536
Furniture, fixtures, office equipment and other	49,225	50,612
Construction in progress	21,848	20,288

	726,491	769,150
Less accumulated depreciation	(124,576)	(198,644)

	$601,915	$570,506

      Accumulated depreciation includes accumulated amortization on capitalized leases of approximately $3.0 million and $4.4 million for the fiscal years ended May 30, 2004 and May 29, 2005, respectively. Depreciation expense from continuing operations was $20.8 million, $49.0 million, $78.5 million and $78.0 million for the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005, respectively.

Other Current Assets
      Other Current Assets includes notes receivable from the City of Cactus, Texas. In December 2002, Swift Beef loaned $2.3 million to the City of Cactus, Texas (the “City”) for use by the City to secure acreage for the construction of the City’s new wastewater treatment plant. Swift Operating owns a beef processing facility as well as a wet blue hide processing facility which will be served by the new treatment plant. The loan was for an original 2-year term and accrued interest at 6%. The loan was amended in December 2004 to extend the maturity for up to one year and an additional loan in the amount of $3.5 million was made by Swift Beef to the City in January 2005 to secure additional acreage. Swift Operating is evaluating the impact of EITF 01-08 Determining Whether an Arrangement Contains a Lease as well as EITF 97-10 The Effect of Lessee Involvement in Asset Construction in order to determine whether, once capital investment is begun by the City, Swift Operating may be required to reflect the wastewater treatment facility as a capital asset (similar to a capital leased asset) as Swift Operating will be the primary user of the wastewater facility based on projections of volume of throughput. Interest income on the notes is recognized as an offset to interest expense.

Debt Issuance Costs
      Costs related to the issuance of debt are capitalized and amortized to interest expense over the period the debt is outstanding. In connection with the refinancing of certain debt (see Note 6), Swift Operating wrote-off $6.6 million of existing debt issuance costs along with $0.5 million of new fees. $5.2 million of fees related to the refinancing were capitalized and are included in Other Assets as of May 29, 2005.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets
      The Predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) as of May 27, 2002, the beginning of it’s fiscal year. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. Swift Operating evaluates goodwill and other indefinite life intangible assets annually for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill and other intangible assets are written down to the implied fair value. The results of Swift Operating’s test in the fourth quarter of fiscal year 2005 indicated a goodwill impairment of $1.0 million, which was recorded in cost of goods sold in the statement of earnings, on the Swift Beef segment as the segment has experienced losses over the past year and a half as a result of poor market conditions related to the detection of BSE (Bovine Spongiform Encephalopathy) in North American cattle, the closure of foreign markets to US beef and the continued closure of the US border to Canadian cattle. The fair value of this reporting unit was estimated using the discounted cash flow valuation approach. No other goodwill or identifiable intangible assets were impaired.
      In connection with the sale of a business included in Swift Operating’s Australian segment (see Note 14, “Discontinued Operations” for further discussion), a portion of the goodwill associated with the Australian segment was written off as part of the gain on sale in accordance with SFAS 142. The remaining goodwill was tested for impairment as part of the annual SFAS 142 analysis and the results of the test indicated that there was no impairment on this remaining amount. The fair value of this reporting unit was estimated using a blended market multiple, comparable transaction and discounted cash flow valuation approach.
      The following is a rollforward of goodwill by segment for fiscal years 2004 and 2005:

	Beginning of				End of
	Fiscal Year	Additions/	Write-offs/	Translation	Fiscal Year
	May 26, 2003	Adjustments	Impairments	Gains	May 30, 2004

	(Dollars in thousands)
Swift Beef	$1,028	$—	$—	$—	$1,028
Swift Pork	12,681	—	—	—	12,681
Swift Australia	21,623	—	—	1,785	23,408

Total	$35,332	$—	$—	$1,785	$37,117

	Beginning of				End of
	Fiscal Year	Additions/	Write-offs/	Translation	Fiscal Year
	May 31, 2004	Adjustments	Impairments	Gains	May 29, 2005

	(Dollars in thousands)
Swift Beef	$1,028	$—	$(1,028)	$—	$—
Swift Pork	12,681	—	—	—	12,681
Swift Australia	23,408	—	(3,710)	1,598	21,296

Total	$37,117	$—	$(4,738)	$1,598	$33,977

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table depicts the gross carrying amount for all intangible assets and accumulated amortization for identifiable intangible assets:

	May 30, 2004			May 29, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in thousands)			(Dollars in thousands)
Amortizing intangible assets:
Patents	$3,782	$(696)	$3,086	$3,782	$(1,108)	$2,674
Preferred Supplier Agreement(i)(ii)	28,202	(5,431)	22,771	27,964	(9,249)	18,715
Live Cattle Supply Agreement(ii)	1,482	(1,195)	287	1,482	(1,482)	—
Water Right Agreements	6,320	(66)	6,254	5,013	(103)	4,910

Total amortizing intangibles	$39,786	$(7,388)	$32,398	$38,241	$(11,942)	$26,299

(i)	As a result of the Call Option discussed in Note 1, the remaining useful life of the Preferred Supplier Agreement was re-evaluated by management and is being amortized on an accelerated basis over 20 years, which represents management’s estimate of the period of economic benefit.

(ii)	For further information regarding these agreements, see Note 8, “Related Party Transactions,” included herein.
      Patents are principally comprised of exclusive marketing rights and are being amortized over the life of the related agreements, which range from 10 to 16 years. The Live Cattle Supply Agreement which terminated on September 19, 2004 was amortized over its contract life of 2 years. The Preferred Supplier Agreement is being amortized on an accelerated basis over its expected useful life of 20 years. For the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005, Swift Operating recognized $0.2 million, $1.6 million, $5.8 million and $4.6 million of amortization expense, respectively. Based on amortizing assets recognized in Swift Operating’s balance sheet as of May 29, 2005, amortization expense for each of the next five years is estimated as follows:

Estimated Amortization Expense for Fiscal Years Ended:
(Dollars in thousands)
2006	$2,807
2007	$2,279
2008	$2,120
2009	$1,967
2010	$1,594

Overdraft Balances
      The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statement of cash flows, if material. As of May 29, 2005 and May 30, 2004 bank overdrafts included in trade accounts payable were $112.1 million and $127.4 million, respectively. These checks were subsequently funded from normal operating cash flows.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance
      Swift Operating is self-insured for certain losses relating to worker’s compensation, general liability and employee medical and dental benefits. Swift Operating has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon Swift Operating’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and Swift Operating’s historical experience rates. Swift Operating has recorded a prepaid asset with an offsetting liability to reflect the amounts estimated as due for claims incurred and accrued but not yet paid to the claimant by the third party insurance company.

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

Foreign Currency Translation
      For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income. Translation gains and losses on U.S. Dollar denominated revolving intercompany borrowings between the Australian subsidiaries and the U.S. parent are recorded in earnings. Translation gains and losses on U.S. Dollar denominated intercompany borrowings between the Australian subsidiary and the U.S. parent and which are deemed to be part of the investment in the subsidiary, are recorded in other comprehensive income. The balance of foreign currency translation in other comprehensive income at May 30, 2004 and May 29, 2005 was $40.8 million and $50.6 million, net of tax, respectively.

Income Taxes
      Prior to the Transaction, the Predecessor was included in the consolidated tax returns of ConAgra Foods. Subsequent to the Transaction, Swift Operating is included in the consolidated tax return of Swift Foods. The provision for income taxes is computed on a separate legal entity basis. Deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse.

Fair Value of Financial Instruments
      The carrying amounts of Swift Holdings and its subsidiaries’ financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At May 29, 2005, Swift Operating’s senior notes and senior subordinated notes had carrying values of $257.3 million and $150.0 million and fair values of $294.0 million and $170.1 million, respectively. The fair values were determined based on broker quotes. Swift Holdings believes the carrying value of all other long-term debt approximates its fair value.

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

Advertising Costs
      Advertising costs are expensed as incurred. Advertising costs were $1.7 million, $6.5 million, $8.4 million and $9.8 million for the 115 days ended September 18, 2002, the 249 days ended May 25, 2003, and the fiscal years ended May 30, 2004 and May 29, 2005, respectively.

Research and Development
      Swift Operating incurs costs related to developing new beef and pork products. These costs include developing improved packaging, manufacturing, flavor enhancing and improving consumer friendliness of meat products. The costs of these research and development activities are expensed as incurred.

Shipping Costs
      Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

Comprehensive Income
      Comprehensive income consists of net income, foreign currency translation, derivative adjustments, and prior to the Transaction, minimum pension liability adjustments. Swift Operating deems portions of its foreign investments to be permanent in nature and does not provide for taxes on permanently reinvested earnings or on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. Foreign earnings subsequent to the date of the Transaction are deemed to be repatriated, and appropriate taxes are accrued currently.

Derivatives and Hedging Activities
      Swift Operating accounts for its derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivatives Instruments and Certain Hedging Activities (“SFAS No. 133”). Swift Operating uses derivatives (e.g., futures and options) for the purpose of hedging exposure to changes in commodity prices and foreign currency exchange rates. The fair value of each derivative is recognized in the balance sheet within current assets or current liabilities. Changes in the fair value of derivatives are recognized immediately in the income statement for derivatives that do not qualify for hedging accounting. For derivatives designated as a hedge and used to hedge an existing asset or liability, both the derivative and hedged item are recognized at fair value within the balance sheet with the changes in both of these fair values being recognized immediately in the income statement. For derivatives designated as a hedge and used to hedge an anticipated transaction, changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the income statement. Amounts deferred within accumulated other comprehensive income are recognized in the income statement upon the completion of the related hedged transaction. Due to world oil market volatility during the last half of the fiscal year, Swift Operating’s natural gas positions failed

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
correlation under SFAS No. 133 and have been marked to market effective May 29, 2005. This resulted in recognition of approximately $0.5 million in mark to market losses in the fourth quarter of fiscal 2005.

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
      During the second quarter of fiscal 2005, Swift Operating adopted the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, effective as of the beginning of fiscal year 2005. Swift Operating used the “modified prospective method” transition, as defined in SFAS No. 123, where employee stock-based compensation cost was recognized from May 31, 2004 as if the fair value based accounting method in SFAS No. 123 had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. As a result, compensation costs of $2.9 million were recognized for the fiscal year ended May 29, 2005.
      Swift Operating determined fair value for the stock options using the Black-Scholes option pricing model. The assumption used in the calculation of the compensation cost related to the adoption of SFAS 123 was a risk-free interest rate with the expected remaining life. As allowed, Swift Operating also used a zero volatility factor in estimating the value of their stock options.
      As provided for under SFAS No. 148, the following table illustrates the effect on net income if Swift Holdings had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the 249 days ended May 25, 2003 and fiscal year ended May 30, 2004 (in thousands).

	249 Days Ended	Fiscal Year Ended
	May 25, 2003	May 30, 2004

Net income, as reported	$39,286	$44,534
Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(305)	(196)

Pro forma net income	$38,981	$44,338

      The fair value of each option granted during the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005 is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended
	May 25, 2003	May 30, 2004	May 29, 2005

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	N/A	N/A	N/A
Risk-free interest rate	2.94%	3.37%	3.48%
Expected life in years	4 years	4 years	4 years
      The weighted average per-share fair value of options granted during the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005 was $0.11, $0.13 and $0.27, respectively.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements
      In January 2003, Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued. The interpretation provides guidance on consolidating variable interest entities. In November 2003, the FASB approved a partial deferral of FIN 46 and proposed various other amendments to FIN 46. In December 2003, the FASB issued a revision of the interpretation (“FIN 46R”). FIN 46R codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider whether an entity is a variable interest entity, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes a variable interest. The revised guidelines of the Interpretation apply immediately to variable interests in variable interest entities created after December 31, 2003, and became applicable for Swift Holdings in the fourth quarter of fiscal year 2005 for variable interest entities created before December 31, 2003. The domestic cattle feeding operations was deemed to be a variable interest entity, however Swift Operating was not the primary beneficiary of this entity and therefore the adoption of FIN 46R had no impact on Swift Operating’s results of operations or financial condition. As of September 24, 2004, the date of disposition of this investment, this business had total assets of approximately $340 million, of which approximately $300 million represented inventory, primarily cattle.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (“FSP”) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. Swift Holdings does not expect the adoption of EITF 03-1 to have a material effect on its results of operations or financial condition.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. Swift Holdings does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.
      In November 2004, the EITF reached a consensus on Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” Paragraph 42 of FASB Statement No. 144 states that the operations of a component of an entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following criteria are met (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal. The EITF determined in Issue No. 03-13 that the

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
evaluation of whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity depends on whether continuing cash flows have been or are expected to be generated and, if so, whether those continuing cash flows are direct or indirect, for which it gave further guidance on how to determine whether cash flows are direct or indirect. The EITF also gave guidance on the types of continuing involvement that constitute significant involvement in the operations of the disposed component. The FASB ratified the consensus reached by the EITF on November 30, 2004 and this consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Swift Holdings applied the guidance in EIFT 03-13 in determining that FJ Walker Foods (“FJ Walker”) should be reported as a discontinued operation; see Note 14 for further discussion.
      On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. On April 15, 2005 the Securities and Exchange Commission (“SEC”) issued a rule deferring the effective date for SFAS No. 123R for filers to the first fiscal year beginning after June 15, 2005. Swift Holdings is currently evaluating option valuation methodologies and assumptions and the transition alternatives permitted by SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies upon Swift Holdings’ adoption of SFAS No. 123R in its fiscal 2007. In March 2005, the SEC issued SAB No. 107 (“SAB 107”). The guidance provided by SAB 107 clarifies certain issues related to the adoption of SFAS No. 123R by public companies. The bulletin provides the SEC’s views on share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP financial measures, and disclosures for first-time adoption in an interim period. Swift Holdings will evaluate the guidance provided by SAB 107 in conjunction with the adoption of SFAS No. 123R in its fiscal 2007.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Swift Holdings does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations or cash flows.
      In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations and interpretation of SFAS No. 143. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective for accounting for conditional asset retirement obligations no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required, early adoption is encouraged. Swift Holdings is currently evaluating the impact, if any, of FIN 47 on its financial position, results of operations and cash flows.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and SFAS Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Swift Holdings will apply the provisions of SFAS No. 154 prospectively.

Income Taxes
      On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes three provisions that may impact Swift Holdings’ effective tax rate. The first provision provides a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA, at an effective tax cost of 5.25% on any such repatriated foreign earnings. Due to Swift Holdings’ acquisition of previously taxed income, it is unlikely that it will repatriate earnings under AJCA. The second provision allows manufacturing concerns to take a new deduction; subject to limitation, equal to a portion of its manufacturing gross receipts. This deduction will not be available to Swift Holdings until its fiscal year 2006. Swift Holdings expects to complete its evaluation of the effects of the manufacturing deduction provision during fiscal year 2006.
      The third provision included in the AJCA is the phase out of the extraterritorial income exclusion. Beginning on January 1, 2005, the tax benefit that has been utilized by Swift Holdings for export sales will gradually begin to phase out. Swift Holdings will take these new provisions into account in its tax provision as they become effective, which is likely to result in an increase in Swift Holdings effective tax rate.

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
      The following details the adjustment to historical net book values based on the fair values of acquired assets and liabilities included in the Transaction. The adjustment to historical net book values of acquired assets and liabilities of the Acquired Business is calculated as follows:

(Dollars in thousands)
Total purchase price and other consideration for Acquired Business(i)	$1,009,893
Fees and expenses(ii)	64,800

$1,074,693
Less: Net book value of Acquired Business on September 18, 2002(iii)	(1,029,759)
Plus: Deferred tax adjustments	47,000

Excess of purchase price over net book value	91,934
Less: Deferred financing costs(iv)	(37,000)
Less: Incentive bonuses paid(ii)(3)	(3,071)

Subtotal	51,863
Percentage ownership acquired by equity sponsors and management	54.7%

Excess purchase price to be allocated	$28,369

Amount allocated to:
Property, plant & equipment	66,185
Live cattle supply agreement	1,482
Preferred supplier agreement	28,202
Insurance receivable	8,999
Reduction of existing goodwill	(41,179)
Less: Deferred taxes	(35,320)

Excess purchase price allocated	$28,369

(i)	The following table sets forth the components of the purchase price and other consideration related to the Transaction:

(Dollars in thousands)
Preliminary estimate of net book value of the Acquired Business as of September 18, 2002(1), (iii)	$1,047,700
Other consideration(2)	33,000
Post closing purchase price adjustment(3)	(16,000)
Discount on the $150 million note payable to ConAgra Foods by S&C Holdco 2, Inc.(4)	(54,807)

Total purchase price and other consideration for the Acquired Business	$1,009,893

(1)	The difference between the net book value reported above and the amount reflected in the Statement of Stockholder’s Net Investment and Advances as of September 18, 2002 contained elsewhere in these financial statements is due to assets and liabilities not acquired in the Transaction.

(2)	Consists of $18.0 million added to the net book value of the Acquired Business in determining total consideration pursuant to the purchase agreement entered into in connection with the

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transaction. Also includes $15.0 million of consideration provided to Booth Creek Management, one of the equity sponsors.

(3)	The purchase price for the Acquired Business was subject to a post-closing adjustment. As a result of this adjustment, ConAgra Foods paid $16.0 million to Former Swift Foods in March 2003. Swift Operating reflected the impact of this payment as a reduction to additional paid-in capital in its financial statements.

(4)	Reflects the discount on the promissory note payable to ConAgra Foods by S&C Holdco 2, Inc. which was issued in partial consideration for the Acquired Business, and was contributed to Swift Operating as equity.
      As indicated below, following the Transaction the limited partnership formed by Swift Operating’s equity sponsors, affiliates of Hicks Muse and Booth Creek Management, along with management controlled 54.7% of the equity interests of its ultimate parent, Former Swift Foods, which indirectly held 100% of the equity of Swift Operating. The following, which excludes the $150.0 million promissory note issued by Swift Holding’s parent to ConAgra Foods which ConAgra Foods contributed to Swift Operating as equity, outlines the residual interest percentages:

	NEWCO			OLDCO

		Initial	Residual	Residual
Ownership	Shares Held	Dollar Value	Interest	Interest

Hicks Muse	145,000,000	$145,000,000	44.6%	0.0%
Booth Creek Management	30,000,000	30,000,000	9.3%	0.0%
Management	2,685,000	2,685,000	0.8%	0.0%

Subtotal	177,685,000	177,685,000	54.7%	0.0%
ConAgra Foods	147,315,000	147,315,000	45.3%	100.0%

Total ownership	325,000,000	$325,000,000	100.00%	100.0%

      For the current residual interest percentages see Note 1 and the description of the Call Option.

(ii)	The following table sets forth the fees and expenses directly related to acquisition of the Acquired Business:

(Dollars in thousands)
Placement fees(1)	$21,900
Finders fees(2)	17,300
Other fees and expenses(3)	25,600

Total estimated fees and expenses	$64,800

(1)	Includes $3.75 million payable to ConAgra Foods as a placement fee for its purchase of Swift Operating’s senior subordinated notes. See Note 6.

(2)	Includes $15.0 million payable to Hicks Muse pursuant to the Financial Advisory Agreement executed in connection with the Transaction, $0.3 million payable to Hicks Muse in reimbursement of its direct costs in consummating the Transaction and $2.0 million payable to Gillett Greeley LLC, an affiliate of George N. Gillett, Jr., Swift Operating’s Chairman of the Board, as an expense reimbursement. The expense reimbursement was agreed upon to reimburse Swift Operating’s chairman for normal due diligence costs incurred in evaluating and analyzing the Swift & Company acquisition. The agreement provided for a defined reimbursement of $2.0 million to cover due diligence expenses without having to provide Swift Operating with detailed expense records. See Note 8 below.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Includes $3.1 million of incentive bonuses paid to certain of Swift Operating’s executive officers. Of this amount, approximately $0.8 million attributable to payments to executive officers who had no future service obligation was expensed immediately following the Transaction. The remaining balance was amortized over the twelve month future service period. These bonuses paid at closing of the Transaction are included in “Estimated fees and expenses” but are subtracted from “Excess of purchase price over net book value.” The bonuses are not a direct cost of the acquisition, rather, they represent prepaid compensation expense of Swift Operating that was tied to ongoing employment agreements with certain members of management. Accordingly these costs are reflected in operating expenses subsequent to the Transaction.

(iii)	The difference between the preliminary estimate of the net book value and the net book value of the Acquired Business is due to the difference between the estimate used for the closing of the Transaction on September 18, 2002, and the actual book value acquired based on finalization of the closing balance sheet.

(iv)	Deferred financing costs, which are included in “Estimated fees and expenses,” are subtracted from “Excess of purchase price over net book value” as, in accordance with the guidance in Staff Accounting Bulletin 77, the costs are an element of the effective interest cost of the related debt, not a direct cost of the acquisition.
      The unaudited pro forma information presented below assumes the Transaction took place at the beginning of the related fiscal year and includes the effect of amortization of identified intangibles and costs from that date. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the Transaction taken place at the beginning of the period presented.

Pro Forma
(Unaudited)

Fiscal Year Ended
May 25, 2003

(Dollars in thousands)
Statement of Earnings Data:
Net sales	$8,071,850
Cost of goods sold	7,809,520

Gross profit	262,330
Selling, general and administrative expense	127,133
Translation gains	(9,026)
Gain on business interruption recovery	(21,230)
Corporate allocations: selling, general and administrative expense	3,634

Operating income	161,819
Interest expense	69,840

Income from continuing operations before income taxes	91,979
Income tax expense	33,208

Income from continuing operations	58,771
Income from discontinued operations, net of tax	2,181

Net income	$60,952

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	ACCRUED LIABILITIES
      Accrued liabilities consist of the following:

	Consolidated

	S&C Holdco 3, Inc.
	and Subsidiaries

	May 30, 2004	May 29, 2005

	(Dollars in thousands)
Accrued insurance reserves	$39,940	$53,156
Accrued salaries	48,522	36,772
Other	108,232	131,474

Total	$196,694	$221,402

      Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.

NOTE 5.	DERIVATIVE FINANCIAL INSTRUMENTS
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
      The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 30, 2004 and May 29, 2005, the fair value of derivatives recognized within other current assets was $21.1 million and $6.5 million, respectively. The fair value of derivatives recognized within accrued liabilities was $7.9 million and $2.0 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior notes from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the year ended May 29, 2005, Swift Operating recognized, in interest expense, an increase in fair value of $1.2 million. At May 29, 2005, the fair value of the interest rate swap recognized within accrued liabilities was $1.7 million.
      During the second quarter of fiscal 2004, Swift Operating began a policy of entering into forward contracts to hedge its exposure to gains and losses related to the currency impacts of revolving intercompany borrowings with its Australian subsidiary. Changes in the fair value of these contracts are recorded in the statements of earnings as an offset to translation gains or losses on intercompany borrowings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of May 30, 2004 and May 29, 2005, the net deferred amount of derivative gains and losses recognized in accumulated other comprehensive income was a $0.2 million net of tax gain and a $0.1 million net of tax loss, respectively. Swift Operating anticipates losses of $0.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.
      Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond its control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of May 30, 2004, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through June 2005. As of May 29, 2005, Swift Operating had derivative positions in place covering approximately less than 1% and 19% of its anticipated need for livestock and natural gas through May 2006, respectively. No cash flow hedges or firm commitments were discontinued during the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 or the fiscal years ended May 30, 2004 and May 29, 2005. For the fiscal years ended May 30, 2004 and May 29, 2005, a net of tax loss of $1.6 million and a net of tax gain of $1.5 million, respectively, were recognized from accumulated other comprehensive income into earnings. Due to world oil market volatility during the last half of the fiscal year, Swift Operating’s natural gas positions failed correlation under SFAS No. 133 and have been marked to market effective May 29, 2005. This resulted in recognition of approximately $0.5 million in mark to market losses in the fourth quarter of fiscal 2005.

NOTE 6.	LONG-TERM DEBT AND LOAN AGREEMENTS
      Swift Operating has entered into various debt agreements in order to finance the Transaction and provide liquidity to operate the business on a going forward basis. As of May 30, 2004 and May 29, 2005, debt of continuing operations consisted of the following:

	May 30, 2004	May 29, 2005

	(Dollars in thousands)
Short-term debt
Revolving credit facility(a)	$—	$50,000
Current portion of long-term debt (term loan)	2,000	—
Current portion of installment note payable	1,014	350
Current portion of capital lease obligations	1,225	1,132

Current portion of long-term debt	4,239	51,482
Long-term debt
Revolving credit facility, net of current portion	—	152,000
Term loan facility, net of current portion	195,000	—
Senior notes due 2009, net of unamortized discount(b)	254,767	257,256
Senior notes due 2010, net of unamortized discount(c)	—	104,749
Senior subordinated notes(d)	150,000	150,000
Long-term portion of installment note payable	11,719	11,442
Long-term capital lease obligations	20,783	18,077

Long-term debt, less current portion	632,269	693,524

Total debt	$636,508	$745,006

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Swift Holdings anticipates approximately $50.0 million of the revolving credit facility to be paid during the next year based on management’s review of cash flow expectations for the full year. The interest rate for these short-term borrowings at May 29, 2005 was 6.75%.

(b)	The 10 1/8% Senior Notes due 2009 were issued by Swift Operating on September 19, 2002 with original issue discount and generated gross proceeds to Swift Operating of approximately $250.5 million. Accretion of debt discount totaled approximately $1.7 million, $2.5 million and $2.5 million in the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005, respectively. On July 17, 2003, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the senior notes.

(c)	On March 11, 2005, Swift Holdings issued $105.0 million of 11% Senior Notes due 2010. The notes were issued with original issue discount and generated gross proceeds of $104.7 million. Accretion of debt discount totaled $11 thousand in the fiscal year ended May 29, 2005.

(d)	Swift Operating issued $150.0 million of the 12 1/2% Senior Subordinated Notes due January 1, 2010 to ConAgra Foods at the closing of the Transaction. ConAgra Foods subsequently sold all $150.0 million aggregate principal amount of the senior subordinated notes in transactions exempt from the registration requirements of the Securities Act and on January 14, 2004, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the senior subordinated notes.
      The aggregate minimum principal maturities of the long-term debt for each of the five years following May 29, 2005 and thereafter are as follows:

Minimum Principal
Maturities

(Dollars in thousands)
2006	$51,482
2007	1,946
2008	1,811
2009	2,220
2010	677,462
Thereafter	21,080

Total minimum principal maturities	756,001
Less: Amount representing bond discount, net of accretion	(10,995)

Total debt	$745,006

      As of May 29, 2005, Swift Operating had approximately $202.0 million of secured debt outstanding, approximately $31.5 million of outstanding letters of credit and approximately $316.5 million of availability under its revolving credit facility.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the components of interest expense from continuing operations is presented below:

	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended
	May 25, 2003	May 30, 2004	May 29, 2005

	(Dollars in thousands)
Interest on
Revolving credit facility(i)	$2,969	$5,708	$5,977
Term loan facility (approximately 4.9%, 4.4%, and 4.8%)	6,865	8,956	9,438
Senior notes due 2009 (10.125% rate)	18,676	27,637	27,068
Senior notes due 2010 (11% rate)	—	—	2,551
Senior subordinated notes (12.50% rate)	12,818	19,016	18,706
Capital lease interest	1,085	1,709	1,653
Other miscellaneous interest charges	277	477	578
Interest rate swap	—	1,260	(1,603)
Capitalized interest	—	(448)	(192)
Amortization of deferred financing costs(ii)	4,072	6,594	14,448
Amortization of original issue discount(iii)	1,703	2,537	2,500
Interest income	—	—	(895)

Total interest expense	$48,465	$73,446	$80,229

(i)	Represents interest on the outstanding balance of the amount drawn on the revolving credit facility of approximately 6.73%, 6.02%, and 7.33% for the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005, respectively, plus a 0.5% commitment fee on the unused portion of the revolving credit facility, and other fees associated with the revolving credit facility.

(ii)	Represents amortization expense utilizing an average maturity of 7 years. Also includes expense of approximately $7.1 million of fees related to the senior credit facilities that were refinanced in May 2005.

(iii)	Represents amortization of the original issue discount on the senior notes due 2009 and the senior notes due 2010 of $17.5 million utilizing the effective interest method.

Description of Indebtedness
      Senior Credit Facilities — On May 26, 2005, Swift Operating entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) providing senior credit facilities which allow borrowings up to $550.0 million, consisting entirely of a revolving credit facility of $550.0 million that terminates May 26, 2010. Up to $125.0 million of the revolving credit facility is available for the issuance of letters of credit or Australian bank guarantees and up to $65.0 million of the revolving credit facility is available for borrowings in Australian dollars by Swift Operating’s Australian subsidiaries. U.S. dollar denominated borrowings that are (i) eurodollar rate loans will initially bear interest at rates of 1.75% per annum plus the applicable eurodollar rate, or (ii) base rate loans will initially bear interest at rates of 0.75% per annum plus the highest of Citibank’s base rate, the three-month certificate of deposit rate plus 0.5%, and the federal funds effective rate plus 0.5%. Australian dollar denominated borrowings that are (i) bill rate loans will initially bear interest at rates of 1.375% per annum plus the applicable bid rate for Australian bills for the applicable interest period or (ii) short-term loans will initially bear interest at rates of 1.375% per annum plus the Reserve Bank of Australia Official Cash Rate. The revolver balance under Swift Operatings’ Amended Credit Agreement includes $195.0 million that was financed as a term loan under Swift Operatings’ original credit facility.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Availability. Availability under the Amended Credit Agreement with respect to any borrower is subject to a borrowing base. The borrowing base for Swift Operating is based on its and certain of its domestic wholly owned subsidiaries’ assets as described below. The borrowing base for the Australian borrowers is based on the borrowing base for Swift Operating plus a borrowing base based on the Australian borrowers’ and certain of their wholly owned subsidiaries’ assets. The borrowing base consists of percentages of a given company’s eligible accounts receivable, cash, inventory and supplies and the lesser of a sublimit and percentages of their respective eligible equipment and real property, in each case, less certain eligibility and availability reserves.
      Security and Guarantees. Borrowings made by Swift Operating and all guarantees of those borrowings are collateralized by a first priority perfected lien and interest in all of the capital stock of Swift Operating’s domestic subsidiaries and 65% of the capital stock of Swift Operating’s first tier foreign subsidiaries, as well as all of Swift Operating’s other assets and the other assets of all of its domestic subsidiaries, subject to certain exceptions. Borrowings made by the Australian subsidiaries and all guarantees of those borrowings are collateralized by all of the capital stock and other assets securing the borrowings made by Swift Operating, as well as all of the capital stock of Swift Operating’s subsidiaries and other assets of Swift Operating’s Australian subsidiary borrowers and their wholly owned subsidiaries, subject to certain exceptions. Swift Holdings and Swift Operating’s domestic subsidiaries guarantee repayment of the obligations and the obligations of Swift Operating and the Australian subsidiaries under the Amended Credit Agreement. In addition, Swift Operating and its domestic subsidiaries guarantee, and the wholly owned subsidiaries of its Australian subsidiary borrowers and its other foreign subsidiaries guarantee, the obligations of the Australian subsidiary borrowers.
      Covenants. The Amended Credit Agreement contains customary representations and warranties and a financial covenant that requires a minimum ratio of consolidated EBITDA to fixed charges (as such terms are defined in the Amended Credit Agreement) of 1.15 to 1.00 which is only tested if borrowing availability under the Amended Credit Agreement is less than $75.0 million. The Amended Credit Agreement also contains negative covenants that limit the ability of Swift Operating and its subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on property, revenue or assets;

•	make certain loans or investments;

•	sell or dispose of assets;

•	pay certain dividends and other restricted payments;

•	prepay or cancel certain indebtedness;

•	dissolve, consolidate, merge or acquire the business or assets of other entities;

•	enter into joint ventures other than certain permitted joint ventures or create certain other subsidiaries;

•	enter into new lines of business;

•	enter into certain transactions with affiliates and certain permitted joint ventures;

•	agree to restrictions on the ability of the subsidiaries to make dividends;

•	agree to enter into negative pledges in favor of any other creditor; and

•	enter into sale/leaseback transactions and operating leases.
      The restrictions on the ability of Swift Operating and its subsidiaries to enter into capital lease obligations and sale and leaseback transactions, to make loans or investments and to pay dividends and other restricted

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments applies only when borrowing availability under the Amended Credit Agreement is less than $75.0 million.
      The Amended Credit Agreement also contains customary events of default, including failure to perform or observe terms, covenants or agreements included in the Amended Credit Agreement, payment of defaults on other indebtedness, defaults on other indebtedness if the effect is to permit acceleration, entry of unsatisfied judgments or orders against a loan party or its subsidiaries, failure of any collateral document to create or maintain a priority lien, change of control and certain sales of the Australian borrowers, and certain events related to bankruptcy and insolvency or environmental matters. If an event of default occurs the lenders may, among other things, terminate their commitments, declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees and exercise remedies under the collateral documents relating to the Amended Credit Agreement.
      Senior Notes due 2009 — On September 19, 2002, Swift Operating issued $268.0 million of 10 1/8% senior notes due 2009. The senior notes were issued with original issue discount and generated gross proceeds of approximately $250.5 million. The senior notes will mature on October 1, 2009. Interest is payable semi-annually in arrears on April 1 and October 1 of each year commencing on April 1, 2003. The senior notes may be redeemed at the option of Swift Operating at any time at the redemption price set forth in the indenture. On August 15, 2003, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act for the senior notes. The senior notes are guaranteed by Swift Holdings and all of Swift Operating’s domestic subsidiaries.
      On July 16, 2003, Swift Operating entered into a $100.0 million (notional) interest rate swap that converted a portion of its fixed rate 10 1/8% senior notes into a floating rate obligation. The swap, which matures on October 1, 2007, was utilized to achieve a target fixed/floating capital structure appropriate for Swift Operating’s business.
      Senior Notes due 2010 — On March 11, 2005, Swift Holdings issued $105.0 million of 11% senior notes due 2010. The notes were issued with original issue discount and generated gross proceeds to Swift Holdings of $104.7 million. The senior notes will mature on March 11, 2010. Interest is payable semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2005 at the rate of 11.0% per annum, if paid in cash. During the period ending on the earlier of November 1, 2006 or a qualified initial public offering by Swift Foods, Swift Holdings must pay cash interest on the senior notes to the extent Swift Operating has cash on hand and is permitted to dividend cash to Swift Holdings under Swift Operating’s debt instruments, with any unpaid interest to be capitalized. After this restricted period, interest may be paid in cash, capitalized or a combination thereof at the option of Swift Holdings. If interest is paid in kind and capitalized and not paid in cash on the semi-annual due dates, the interest rate increases to 12.0%. The senior notes may be redeemed at the option of Swift Holdings at any time at the redemption price set forth in the indenture. Upon completion of a change in control, including an initial public offering by Swift Holdings’ indirect parent Swift Foods, the senior notes are mandatorily redeemable at the option of the holders at the redemption price set forth in the indenture. The senior notes are guaranteed by Swift Foods.
      Senior Subordinated Notes — On September 19, 2002, Swift Operating issued $150.0 million aggregate principal amount of 12.5% senior subordinated notes due 2010 to ConAgra Foods. ConAgra Foods subsequently sold all $150.0 million aggregate principal amount of the senior subordinated notes in transactions exempt from the registration requirements of the Securities Act. The senior subordinated notes will mature on January 1, 2010. Interest is payable semi-annually on April 1 and December 1 of each year commencing on April 1, 2003. On January 14, 2004, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act for the senior subordinated notes. The senior subordinated notes may be redeemed at the option of Swift Operating at any time at the redemption price set forth in the indenture agreement. The senior subordinated notes are guaranteed by Swift Holdings and all of Swift Operating’s domestic subsidiaries.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Installment Note Payable — The installment note payable relates to Swift Operating’s financing of a capital investment. The capital investment bears interest at 4.68% per annum with payments due monthly ranging from $30 thousand to $80 thousand and matures on July 1, 2013.
      Guarantee of Debt of Indirect Parent — On March 11, 2005, Swift Foods issued $75.0 million of 10.25% convertible senior subordinated notes. The convertible notes will mature on March 11, 2010. Interest is payable semi-annually in arrears on May 1 and November 1 each year commencing on November 1, 2005 at the rate of 10.25% per annum, if paid in cash, or 11.25% per annum, if paid in kind and capitalized. The interest rate decreases to 6.00% following a qualified initial public offering by Swift Foods. During the period ending on the earlier of November 1, 2006 or a qualified initial public offering by Swift Foods, Swift Foods must pay cash interest to the extent Swift Operating has cash on hand and is permitted to dividend cash to Swift Holdings under Swift Operating’s debt instruments, with any unpaid interest to be paid in kind and capitalized. After a qualified initial public offering by Swift Foods, interest must be paid in cash. The convertible notes are guaranteed by Swift Holdings. The notes are convertible into shares of Swift Foods common stock following an initial public offering by Swift Foods at the conversion rate set forth in the convertible notes indenture. The notes may be redeemed by Swift Foods in year five at the redemption price set forth in the indenture.
      Capital and Operating Leases — Swift Operating leases a variety of buildings, warehouses and equipment under operating lease agreements that expire in various years. Future minimum lease payments required at May 29, 2005, under capital and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capitalized	Noncancellable
	Lease	Operating Lease
	Obligations	Obligations

	(Dollars in thousands)
For the fiscal years ended May
2006	$2,767	$5,066
2007	3,122	4,637
2008	2,828	4,175
2009	2,828	3,715
2010	2,836	1,243
Thereafter	14,721	6,309

Net minimum lease payments	29,102	$25,145

Less: Amount representing interest	(9,893)

Present value of net minimum lease payments	$19,209

      Rent expense associated with operating leases, excluding discontinued operations, was $6.1 million, $11.7 million, $16.8 million and $16.3 million for the 115 days ended September 18, 2002, the 249 days ended May 25, 2003, and the fiscal years ended May 30, 2004 and May 29, 2005, respectively.

NOTE 7.	STOCK OPTION AND DEFINED CONTRIBUTION PLANS

Stock Purchase Plans
      Swift Foods has adopted a 2002 stock purchase plan and a 2005 stock purchase plan pursuant to which eligible employees and non-employees (including non-employee directors) of Swift Foods and its subsidiaries may purchase shares of common stock of Swift Foods. A total of 4,000,000 shares and 657,095 shares of common stock of Swift Foods are available for purchase under the 2002 stock purchase plan and the 2005

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock purchase plan, respectively, at a price per share as determined by the board of directors on the date of purchase. As of May 29, 2005, certain members of Swift Holdings’ management and non-employee directors had purchased an aggregate of (i) 2,022,849 shares under the 2002 stock purchase plan at a purchase price of $1.00 per share and (ii) 657,095 shares under the 2005 stock purchase plan at a purchase price of $1.32 per share. Purchases under the 2002 plan were at the fair market value of such shares on the date of purchase. Purchases under the 2005 plan were at less than fair market value in order to allow management to share in the economic benefit arising from the exercise of the Call Option and compensation expense of $0.5 million was recorded by Swift Operating.

2002 Stock Option Plan
      At the closing of the Transaction, Former Swift Foods adopted the Swift Foods Company 2002 Stock Option Plan (the “Option Plan”), as assumed by Swift Foods in November 2004, pursuant to which options may be granted to employees and eligible non-employees of Swift Foods and its parent or subsidiaries for the purchase of shares of common stock of Swift Foods.
      The employees and non-employees (including non-employee directors) eligible to receive awards under the Option Plan will be those individuals whose services to Swift Foods and its parent or subsidiaries are determined by the board of directors of Swift Foods (or a committee thereof) to have a direct and significant effect on the financial development of Swift Foods or its parent and subsidiaries. In addition, non-employee directors of Swift Foods who are eligible for awards under the Option Plan may elect to receive options under the plan in lieu of any annual fee for services as a director of Swift Foods.
      A total of 21.5 million shares of common stock of Swift Foods are available for grant under the Option Plan and, as of May 29, 2005, options to purchase 13,875,000 such shares were outstanding. Both incentive stock options and nonqualified stock options may be granted under the Option Plan. The board of directors of Swift Foods (or a committee thereof) will administer and interpret the Option Plan and will determine, in its discretion, the employees and eligible non-employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period (which may not be more than ten years from the date the option is granted).

Securities Authorized for Issuance under the 2002 Stock Option Plan
      The following table provides information for the fiscal year ended May 29, 2005 about shares of Swift Foods common stock that may be granted under the Swift Foods Company 2002 Stock Option Plan.

	Number of Securities		Number of Securities
	to Be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by shareholders	13,875,000	$0.33	7,625,000
Equity compensation plans not approved by shareholders	—	$—	—

Total	13,875,000	$0.33	7,625,000

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average per share fair values and weighted-average exercise prices of options granted above, equal to and below market value on the date of grant are as follows:

				Weighted
			Weighted	Average
	Number of		Average	Exercise
	Shares		Fair Value	Price

Options granted equal to market value	12,875,000	(1)	$0.13	$0.27
Options granted above market value	1,000,000		0.00	1.14

Total options granted	13,875,000	(1)	$0.12	$0.33

(1)	Excludes options to purchase 6,400,000 shares of Swift Foods’ common stock that remained outstanding at May 29, 2005 and were held by John Simons, Swift Holdings’ former chief executive officer and president. On April 23, 2005 Swift Foods agreed to repurchase such options in connection with Mr. Simons’ departure and subsequently repurchased these options on June 6, 2005.
      Stock option activity for the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005 was as follows:

	S&C Holdco 3, Inc. and
	Subsidiaries

	249 Days Ended
	May 25, 2003

		Weighted Average
	Shares	Exercise Price

Options outstanding, beginning of period	—	$—
Granted	19,275,000	$1.05
Exercised	—	$—
Expired, forfeited or canceled	—	$—

Options outstanding, end of period	19,275,000	$1.05

Exercisable	4,818,750	$1.05

Available for future grant	225,000

	S&C Holdco 3, Inc. and Subsidiaries

	Fiscal Year Ended		Fiscal Year Ended
	May 30, 2004		May 29, 2005

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of period	19,275,000	$1.05	19,500,000	$1.05
Granted, including modified options(1)	850,000	$1.00	21,750,000	$0.39
Exercised	—	—	—	—
Expired, forfeited, canceled or modified(1)	(625,000)	$1.00	(27,375,000)	$0.89

Options outstanding, end of period(2)	19,500,000	$1.05	13,875,000	$0.33

Exercisable	5,625,000	$1.04	6,792,624	$0.35

Available for future grant	—		7,625,000

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	On May 19, 2005, the Board of Directors of Swift Foods, upon recommendation of the compensation committee, adopted a resolution reducing the exercise price of all outstanding options granted to the extent necessary to reflect the dilution resulting from the dividend discussed in Note 8. Swift Holdings accounts for modifications of previously issued stock option awards under SFAS 123. Accordingly, the exercise price reduction did not qualify as a modification under GAAP and no additional expense was recognized.

(2)	The fiscal year ended May 29, 2005 excludes options to purchase 6,400,000 shares of Swift Foods’ common stock that remained outstanding at May 29, 2005 and were held by Mr. Simons. On April 23, 2005 Swift Foods agreed to repurchase such options in connection with Mr. Simons’ departure and subsequently repurchased these options on June 6, 2005.
      The following table summarizes information about stock options outstanding at May 29, 2005:

	Options Outstanding				Options Exercisable

Weighted Average
	Options		Remaining	Weighted Average	Options	Weighted Average
Range of Exercise Prices	Outstanding		Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.14 to $1.25	13,875,000	(1)	7.6 years	$0.33	6,792,624	$0.35

(1)	Excludes options to purchase 6,400,000 shares of Swift Foods’ common stock that remained outstanding at May 29, 2005 and were held by Mr. Simons. On April 23, 2005 Swift Foods agreed to repurchase such options in connection with Mr. Simons’ departure and subsequently repurchased these options on June 6, 2005.
      In addition to the Option Plan described above, ConAgra Foods granted options to certain employees of Swift Operating prior to the Transaction that vested through September 2004 and may be exercised by its employees. Swift Operating recognized $1.4 million and $1.2 million of expense related to stock-based compensation provided by ConAgra Foods in the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, which has been reflected as a capital contribution in the accompanying statements of stockholder’s equity.
      In the fourth quarter of fiscal 2005, Swift Operating recorded an equity impact of $4.8 million related to Swift Foods’ repurchase of Swift Foods common stock and options held by John Simons, our former chief executive officer and president. Swift Operating also recorded compensation expense of $1.9 million related to the final vesting of options held by Mr. Simons.

Defined Contribution Plans
      As of the date of the Transaction, Swift Operating established two tax-qualified employee savings and retirement plans (the “401(k) Plans”) covering Swift Operating’s employees, both union and non-union. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by Swift Operating, based on specific terms contained in the 401(k) Plans. The trustee of the 401(k) Plans, at the direction of each participant, invests the assets of the 401(k) Plans in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Company expenses related to the matching provisions of the 401(k) Plans of the Predecessor Entity totaled approximately $0.8 million for the 115 days ended September 18, 2002. Company expenses related to the matching provisions of the 401(k) Plans totaled approximately $4.1 million, $6.9 million and $6.7 million for the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005, respectively. Two of Swift Operating’s facilities participate in multiemployer pension plans. Company contributions to these plans, which are included in cost of goods sold in the statement of earnings, were $0.2 million, $0.3 million and

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.3 million for the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005, respectively.
      Employees of Swift Australia do not participate in Swift Operating’s 401(k) Plans. Under Australian law, Swift Australia contributes a percentage of employee compensation to a superannuation fund. This contribution approximated 9% of employee cash compensation for the 249 days ended May 25, 2003 and fiscal years 2004 and 2005 as required under the Australian “Superannuation Act of 1997”. As the funds are administered by a third party, once this contribution is made to the fund, Swift Australia has no obligation for payments to participants or oversight of the fund. Company expenses related to contributions to this fund totaled $5.8 million, $11.0 million and $12.9 million for the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005, respectively.

NOTE 8.	RELATED PARTY TRANSACTIONS
      Historically, ConAgra Foods’ executive, finance, tax and other corporate departments performed certain administrative and other services for the Predecessor. Expenses incurred by ConAgra Foods and allocated to the Predecessor were determined based on specific services being provided or were allocated based on ConAgra Foods’ investment in the Predecessor in proportion to ConAgra Foods’ total investment in its subsidiaries. In addition, ConAgra Foods charged the Predecessor finance charges on ConAgra Foods’ investment in the company and net intercompany advances. Management believes that such expense allocations were reasonable. Corporate allocations include allocated selling, general, and administrative expenses of approximately $4.5 million for the 115 days ended September 18, 2002, and allocated finance charges of approximately $13.6 million for the 115 days ended September 18, 2002. ConAgra Foods also historically paid certain direct expenses on the Predecessor’s behalf and charged it directly for these expenses. Such expenses, which are included in selling, general and administrative expenses, were $2.9 million for the 115 days ended September 18, 2002.
      The Predecessor historically entered, and Swift Operating currently enters, into transactions in the normal course of business with affiliates of ConAgra Foods that are not part of the Acquired Business. As of September 23, 2004 ConAgra Foods ceased to be a related party with Swift Operating due to the Call Option (see Note 1 for further explanation). Net sales to these parties, which are included in net sales in the statement of earnings, were $207.2 million, $474.8 million and $638.8 million for the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004. Sales to ConAgra Foods included in net sales on the statement of earnings for the period prior to September 23, 2004 were $250.0 million for the fiscal year ended May 29, 2005. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in the statement of earnings, were $48.6 million, $555.6 million and $915.4 million for the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004. For the period prior to September 23, 2004, purchases totaling $233.2 million are included in cost of goods sold in the statement of earnings for the fiscal year ended May 29, 2005. These amounts include purchases made under the Cattle Supply Agreement referred to below. Within Swift Operating’s May 30, 2004 balance sheet are balances of $11.9 million due to, and $33.5 million due from, ConAgra Foods’ affiliates.
      The descriptions set forth below do not purport to be complete and are qualified in their entirety by reference to the applicable agreements, including the purchase agreement dated May 20, 2002, as amended to date, among ConAgra Foods, Former Swift Foods and HMTF Rawhide, a limited partnership formed by Swift Operating’s equity sponsors, Hicks Muse and Booth Creek. Swift Operating believes that the terms of each of the agreements described below are at least as favorable to it as it could have obtained from unaffiliated third parties.
      Stockholders Agreement — HMTF Rawhide, ConAgra Foods, Hicks Muse and Former Swift Foods entered into a Stockholders Agreement, which was assumed by Swift Foods in November 2004, that includes

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions regarding, among others, the election of directors, registration rights, restrictions on transfer and other rights regarding sales of Swift Foods stock by Hicks Muse.
      The Stockholders Agreement requires the holders of Swift Foods common stock that are subject to the agreement, subject to certain conditions, to vote their shares in favor of the election to Swift Foods board of directors of five individuals as may be designated by Hicks Muse and its affiliates (including HMTF Rawhide). Under the HMTF Rawhide Partnership Agreement, Hicks Muse has agreed to cause an individual designated by an affiliate of George N. Gillett, Jr., the Chairman of the Board, to be included in the five individuals designated for election to Swift Foods board of directors by Hicks Muse for as long as Mr. Gillett or his affiliates continue to own at least 25% of the limited partnership interest in HMTF Rawhide owned by such parties at the closing of the Transaction.
      The Stockholders Agreement also provides that HMTF Rawhide may require Swift Foods, subject to certain registration volume limitations, to effect up to four demand registrations of its Swift Foods common stock under the Securities Act at any time after consummation of a qualified IPO (as defined in the Stockholders Agreement). The Stockholders Agreement also provides that in the event Swift Foods proposes to register any shares of its common stock under the Securities Act, whether or not for its own account, holders of common stock subject to the Stockholders Agreement will be entitled, with certain exceptions, to include their shares of common stock in such registration. In addition, the $150.0 million note issued to ConAgra Foods as part of the payment for the Acquired Business provides that after a qualified IPO, ConAgra Foods has the right to require Swift Foods to act as a guarantor of the $150.0 million note and to register the resale of such note by ConAgra Foods.
      The Stockholders Agreement also provides that, subject to certain exceptions, in connection with any transfer for value by Hicks Muse to a non-affiliate of Hicks Muse or its affiliates of Swift Foods’ securities or partnership interest in HMTF Rawhide, Hicks Muse and its affiliates have the right to require the holders of Swift Foods common stock that are subject to the agreement to also transfer a portion of their shares of Swift Foods common stock or such holders may “tag along” and sell a portion of their shares of Swift Foods common stock on the same terms. If Hicks Muse and its affiliates desire to effect a sale of Swift Foods securities or HMTF Rawhide partnership interests, ConAgra Foods and its affiliates may also cause the purchaser of the Hicks Muse securities to purchase from ConAgra Foods the pro rata portion of the outstanding principal amount of the $150.0 million note issued to ConAgra Foods as part of the payment for the Acquired Business. Prior to the transfer of any securities subject to the Stockholders Agreement by any stockholder other than an affiliate of Hicks Muse, Hicks Muse has the right to acquire such securities on the same terms and conditions as the proposed transfer.
      The Stockholders Agreement grants Hicks Muse and its affiliates the right to purchase all of the securities of Swift Foods held by ConAgra Foods and its affiliates at any time during the five years following the closing of the Transaction based on a contractual formula which takes into account balance at inception, adjustments for net income/losses and certain other transaction related amounts. On July 30, 2004, Hicks Muse gave notice of its exercise of this right. The closing of the purchase occurred on September 23, 2004 due to the Call Option (see Note 1 for further discussion of this transaction.)
      With respect to shares owned by management, the Stockholders Agreement provides repurchase rights upon the occurrence of certain events.
      The Stockholders Agreement will terminate by its terms on the 18th anniversary of the closing of the Transaction. In addition, the provisions of the Stockholders Agreement regarding the election of directors, tag along rights, co-sale rights, Hicks Muse’s right of first refusal and the general restriction on transfers will each terminate upon the completion of a qualified IPO.
      Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement (the “Monitoring and

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Oversight Agreement”) with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly and $1.3 million, $2.5 million and $2.9 million is included in selling, general and administrative expense for the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005, respectively.
      Swift Operating has agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, if any, agents, independent contractors and employees from and against all claims, liabilities, damages, losses and expenses, arising out of or in connection with the services rendered by Hicks Muse Partners pursuant to the Monitoring and Oversight Agreement. One of Swift Operating’s directors, Mr. Muse, is a limited partner of Hicks Muse Partners and a director, officer and stockholder of the general partner of Hicks Muse Partners.
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
      Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the transaction value for any subsequent transaction in which Swift Operating is involved that is consummated during the term of the Financial Advisory Agreement. In connection with the sale of the FJ Walker division (see Note 14), Swift Operating paid $0.8 million to Hicks Muse Partners under this agreement, which amount was included in the gain on sale recognized upon sale.
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
      Swift Operating has agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, if any, agents, independent contractors and employees from and against all claims, liabilities, damages, losses and expenses arising out of or in connection with the services rendered by Hicks Muse Partners pursuant to the Financial Advisory Agreement. One of Swift Operating’s directors, Mr. Muse, is a limited partner of Hicks Muse Partners and a director, officer and stockholder of the general partner of Hicks Muse Partners.
      Hicks Muse Partners has agreed to pay to Booth Creek, an affiliate of George N. Gillett, Jr., Swift Operating’s Chairman of the Board, 25% of the fees payable to it under the Financial Advisory Agreement. Booth Creek Management Company did not receive any portion of the $15.0 million cash financial advisory fee paid to Hicks Muse Partners upon the closing of the Transaction. Hicks Muse Partners paid to Gillett Greeley, LLC, an affiliate of George N. Gillett, Jr., all of the $2.0 million expense reimbursement described above.
      Preferred Supplier Agreement — At the closing of the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods pursuant to which, for an initial term of seven years, Swift Operating and certain of its subsidiaries will supply those fresh beef and pork products historically provided by Swift Beef and Swift Pork to ConAgra Foods and certain of its subsidiaries on a delivered basis based on pricing mechanics consistent with past practices. In addition, ConAgra Foods offered Swift Operating the opportunity to supply additional fresh beef and pork products required by ConAgra Foods as a result of changes in its product mix or due to product reformulations. Swift Operating and ConAgra Foods will meet periodically during the term of the agreement to discuss and determine pricing and payment mechanisms and procedures. For the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, Swift Operating sold $474.8 million and $638.8 million of products, respectively, to ConAgra Foods under this agreement. For the period prior to September 23, 2004 (the date at which ConAgra Foods ceased to be a related party with Swift Operating), Swift Operating sold $250.0 million of products to ConAgra Foods during the fiscal year ended May 29, 2005.
      Transition Services Agreement — At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into a one-year transition services agreement (the “Transition Services Agreement”) with ConAgra Foods pursuant to which, among other things, ConAgra Foods provided certain transition services, including information technology, accounting, risk management, market research and product brokerage services, to Swift Operating and Swift Beef provided certain transition services, including information technology, purchasing and human resources services, to ConAgra Foods. The parties agreed, during the term of the agreement which expired on September 19, 2003, to use their commercially reasonable efforts to locate third party service providers to replace the services provided under the Transition Services Agreement. Payments received from ConAgra Foods for services Swift Operating provided under this agreement for the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004 were $1.9 million and $0.3 million, respectively. For these same periods, Swift Operating paid $4.5 million and $1.1 million, respectively, to ConAgra Foods for services provided to it under this agreement. Such amounts are included in cost of goods sold and selling, general and administrative expenses in the accompanying consolidated statement of earnings. No amounts were received or paid during the fiscal year ended May 29, 2005.
      Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and the entity that operated the domestic cattle feeding operations acquired from ConAgra Foods (“Monfort”) entered into a live cattle supply agreement (the “Cattle Supply Agreement”) pursuant to which Swift Beef purchased all of the cattle produced by the domestic cattle feeding business from such entity for processing at facilities owned by Swift Beef. The Cattle Supply Agreement terminated on September 19, 2004, the maturity date of the

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term loan and revolving credit facility between the domestic cattlefeeding operations and ConAgra Foods. For the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, Swift Beef paid $525.3 million and $871.8 million, respectively, under this agreement, which amount is included in cost of goods sold. For the period prior to September 19, 2004, Swift Beef paid $211.9 million under this agreement; this amount is included in cost of goods sold in the statement of earnings for the fiscal year ended May 29, 2005.
      On September 24, 2004, the common stock of Monfort was tendered to ConAgra Foods in full settlement of, and release from, all outstanding obligations under Monfort’s credit facility. The settlement included an agreement to continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots was finished and delivered to Swift Beef’s processing facilities, or December 31, 2004, whichever was earlier. The former feedlots supplied approximately 40% of the Greeley, Colorado plant’s processing needs, while the remaining 60% was provided by unrelated third parties.
      By-Products Marketing Agreement — On October 8, 2003, Swift Operating entered into a by-products marketing agreement with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating sells to CTG certain by-products resulting from its processing of cattle and hogs in its US operations at prices in accordance with the agreement. The term of the agreement commenced on May 26, 2003 and will terminate on May 31, 2009. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased based on a sliding scale. As of September 23, 2004, CTG ceased to be a related party with Swift Operating due to the Call Option (see Note 1 for further discussion of this transaction). For the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004, Swift Operating received approximately $1.5 million and $3.8 million, respectively, from CTG under the agreement and had approximately $1.4 million included as a receivable on the balance sheet at May 30, 2004. For the period prior to September 23, 2004 the consolidated statement of earnings for the fiscal year ended May 29, 2005 includes $0.7 million of income related to this agreement.
      On October 8, 2003 Swift Operating entered into a separate agreement for by-products marketing of its Australian operations with CTG pursuant to which it sells certain by-products resulting from its processing of cattle at prices in accordance with the agreement. In addition, Swift Operating received the right to continue utilizing the existing business name “CTG Rendered Products” for by-products marketing, and ConAgra Foods agreed to provide the services of certain employees who market these products in Australia and New Zealand. The term of the agreement commenced on May 26, 2003 and will terminate on May 31, 2009. As of September 23, 2004, CTG ceased to be a related party with Swift Operating due to the Call Option (see Note 1 for further discussion of this transaction). The consolidated statements of earnings for the 249 days ended May 25, 2003 and the fiscal year ended May 30, 2004 include $0.7 million and $1.0 million, respectively, of income related to this agreement. Swift Australia had approximately $0.6 million on the balance sheet payable to CTG as of May 30, 2004. For the period prior to September 23, 2004 the consolidated statement of earnings for the fiscal year ended May 29, 2005 includes $0.5 million of income related to this agreement.
      Indemnification and Release Agreement — At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operated the domestic cattle feeding operations of ConAgra Foods entered into an indemnification and release agreement with ConAgra Foods pursuant to which Swift Operating agreed to be bound by the post-closing indemnification obligations set forth in the purchase agreement and, following the closing, to release ConAgra Foods and its affiliates from all liabilities and actions for environmental costs or liabilities other than that which are set forth in the purchase agreement.
      Tax Sharing Agreement — In connection with the closing of the Transaction, Swift Operating and certain of its direct and indirect parent entities and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods, entered into a tax sharing agreement pursuant to which Swift Operating is obligated, among other things, to distribute to Swift Foods any taxes attributable to it and its subsidiaries and

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under which Swift Operating will be indemnified for any taxes paid by it or its subsidiaries on behalf of any other member of Swift Foods’ consolidated tax group.
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
      Indemnity Side Letter — In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction, and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. The May 30, 2004 and May 29, 2005 balance sheets include a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represents additional claims from customers seeking reimbursement for recall related costs.
      Dividends to Parent Company — During the first quarter of fiscal 2005, the Board of Directors of Swift Operating declared a cash dividend of $121.4 million, which resulted in a reduction of retained earnings of $107.6 million and a reduction in additional paid in capital of $13.8 million. The dividend was paid on September 13, 2004 and subsequently distributed as a dividend to Former Swift Foods to fund the Call Option described in Note 1.
      During the fourth quarter of fiscal 2005, the Board of Directors of Swift Operating declared a cash dividend of $93.7 million, which resulted in a reduction of additional paid in capital of $93.7 million. The dividend was paid on March 11, 2005 out of the net proceeds contributed to Swift Operating from the $105.0 million of senior notes issued by Swift Holdings in March 2005 as described under Note 6. The March 2005 dividend was subsequently distributed to the holders of Swift Foods common stock. Due to financial covenant restrictions contained in the indentures governing the senior notes and senior subordinated notes previously issued by Swift Operating, Swift Operating was restricted from paying a dividend of the full net proceeds it received from the Swift Holdings senior notes offering. Swift Operating intends to declare and pay a cash dividend of approximately $11.0 million, representing the remaining net proceeds contributed to it from the Swift Holdings senior notes, as permitted by the financial covenants contained in the indentures.
      The Board of Directors of Swift Operating also declared a dividend of $6.8 million during the fourth quarter of fiscal 2005 in connection with the departure of our former chief executive officer and president. This dividend was subsequently paid during the first quarter of fiscal 2006 and resulted in a reduction of additional paid in capital of $6.8 million. The dividend was subsequently distributed to Swift Foods to fund Swift Foods’ repurchase of Swift Foods’ common stock and options held by our former chief executive officer and president.
      Guarantee — In connection with Swift Holdings’ issuance of $105.0 million of senior notes due March 2010 on March 11, 2005 (see Note 6 for further discussion of these notes), Swift Foods, an indirect parent of Swift Holdings, issued a guarantee of the senior notes. If Swift Holdings is unable to perform under the senior notes indenture, Swift Foods would be required to satisfy the obligation.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	INCOME TAXES
      The pre-tax income on which the provision for income taxes was computed is as follows:

	Predecessor

	ConAgra Red Meat
	Business	S&C Holdco 3, Inc. and Subsidiaries

	115 Days Ended	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended
	September 18, 2002	May 25, 2003	May 30, 2004	May 29, 2005

	(Dollars in
	thousands)	(Dollars in thousands)
Domestic	$36,815	$36,314	$59,326	$(70,219)
Foreign	(10,224)	21,344	3,082	69,442

Total	$26,591	$57,658	$62,408	$(777)

      Income tax expense includes the following current and deferred provisions:

	Predecessor

	ConAgra Red Meat
	Business	S&C Holdco 3, Inc. and Subsidiaries

	115 Days Ended	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended
	September 18, 2002	May 25, 2003	May 30, 2004	May 29, 2005

	(Dollars in
	thousands)	(Dollars in thousands)
Current provision:
Federal	$3,435	$—	$7,450	$377
State	226	695	1,942	472
Foreign	4,761	7,165	6,736	25,651

Total current tax expense	8,422	7,860	16,128	26,500

Deferred provision:
Federal	2,276	9,710	8,708	(21,302)
State	195	1,590	689	(2,325)
Foreign	(1,780)	514	(3,979)	(18,583)

Total deferred tax expense	691	11,814	5,418	(42,210)

Total income tax expense (benefit)	$9,113	$19,674	$21,546	$(15,710)

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The principal differences between the effective income tax rate, and the US statutory federal income tax rate, were as follows:

	Predecessor

	ConAgra Red Meat
	Business	S&C Holdco 3, Inc. and Subsidiaries

	115 Days Ended	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended
	September 18, 2002	May 25, 2003	May 30, 2004	May 29, 2005

Expected tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	1.9	2.5	2.5	102.3
Non deductible expense	—	—	—	(103.4)
Benefit from export sales	—	(4.1)	(4.9)	404.3
Australian election benefit	—	—	—	1,830.1
Other — net	(2.6)	1.1	1.9	(246.4)

Effective tax rate	34.3%	34.5%	34.5%	2,021.9%

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Temporary differences that gave rise to a significant portion of deferred tax assets (liabilities) were as follows:

	S&C Holdco 3, Inc.	S&C Holdco 3, Inc.
	and Subsidiaries	and Subsidiaries

	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005

	(Dollars in thousands)	(Dollars in thousands)
Inventory	$(7,831)	$(9,631)
Derivatives	(511)	(17)
Depreciation and amortization	(89,484)	(63,143)
Undistributed earnings	(14,371)	(42,446)
All other	—	(2,304)

Gross deferred tax liability	(112,197)	(117,541)

Accounts receivable reserve	2,144	652
Inventory	669	345
Derivatives	—	89
Accrued liabilities	13,867	12,704
Restructuring related charges	243	93
Net operating loss	1,793	25,416
Tax credit carryforwards	—	4,219
All other current	1,709	749
All other long-term	1,926	1,470

Total deferred tax asset	22,351	45,737
Valuation allowance	(966)	(1,343)

Net deferred tax assets	21,385	44,394

Net deferred tax liability	$(90,812)	$(73,147)

Financial statement classification:
Current deferred tax asset (included in other current assets)	$9,327	$4,713
Current deferred tax liability (included in accrued liabilities)	(1,935)	(4,027)
Long-term deferred tax liability (included in other non-current liabilities)	(98,204)	(73,833)

Net deferred tax liability	$(90,812)	$(73,147)

      Swift Holdings recognized a tax benefit of $13.8 million in 2005 resulting from a remeasurement of deferred tax liabilities due to an election under applicable Australian tax law that permitted a one-time step up in the tax basis of certain assets.
      At May 29, 2005, Swift Operating has net operating loss carryforwards of approximately $24.1 million expiring in the years 2005 through 2024. A valuation allowance of approximately $1.3 million has been recorded related to certain state net operating loss carryforwards since the realization of these assets is uncertain. The increase in the valuation allowance reflected as a charge to tax expense is $0.5 million and $0.5 million for fiscal years 2005 and 2004, respectively. The fiscal 2005 increase in the valuation allowance was partially offset with $0.1 million of net operating losses that expired during the year. Swift Operating

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded a valuation allowance of approximately $0.4 million related to state net operating losses that existed at the date of the Transaction. If Swift Operating determines that it is more likely than not that it will be able to utilize these net operating losses, release of the valuation allowance would be shown as an adjustment to goodwill.
      As of May 29, 2005, Swift Operating has considered accumulated earnings of certain foreign subsidiaries of approximately $49.0 million, to be indefinitely reinvested. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized tax liability associated with the permanently reinvested cumulative undistributed earnings is approximately $13.1 million. Should Swift Operating decide to repatriate such earnings or change its assumption about indefinite reinvestment in the future, the related taxes would be charged to earnings at that time. Furthermore, Swift Operating does not accrue deferred taxes on the currency translation adjustment component of equity relating to investments in foreign subsidiaries existing at the time of the Transaction.
      At the date of the Transaction, Swift Operating acquired approximately $93.0 million of previously taxed income related to certain foreign subsidiaries. Swift Operating has the ability to make certain tax elections to repatriate these earnings tax free. Therefore, Swift Operating has only accrued a deferred tax liability of $14.2 million related to foreign currency translation gains on the previously taxed income since the date of the Transaction.
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
      On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek an estimated $4.51 million in actual damages against Swift Beef under various causes of action, including restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. On June 4, 2004, the court granted plaintiffs’ motion for class certification. The court has set the case for trial in December 2005, and it has set interim deadlines by which the plaintiffs must send notice to all class members and by which the parties must complete fact and expert discovery and submit pretrial motions and materials to the court. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities to the extent such damages together with any other indemnifiable claims under the acquisition agreement entered into to effect the Transaction exceed a minimum threshold of $7.5 million. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.
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
      In connection with the Transaction, Swift Operating executed a management reporting reorganization wherein it created the single role of Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). The CODM measures segment profit as Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for Swift Beef, Swift Pork and Swift Australia, Swift Operating’s three primary segments, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to the Transaction, the Predecessor (including each of its four divisions: US Beef, US Pork, Cattle Feeding and Australia) was a component of the Meat Processing Segment of ConAgra Foods. The segment disclosures of the Predecessor have been restated to provide comparable financial information for each of Swift Operating’s three primary segments that resulted from the Transaction and the management reporting reorganization. The accounting policies of the segments are consistent with those described in Note 2 “Basis of Presentation and Accounting Policies.” All intersegment sales and transfers are eliminated in consolidation.

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
      Swift Australia. — The majority of Swift Australia’s revenues are generated by the meat processing division, from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef and other products. The foods division produces value-added meat products including toppings for pizzas and meat patties for McDonalds. FJ Walker, the portion of the foods division that supplies meat patties and operating supplies to McDonalds, was sold in April 2005. Accordingly, the results of this division are reported as discontinued operations and the segment amounts for Swift Australia have been adjusted to exclude the results of FJ Walker for all periods presented. See Note 14 for further discussion of the FJ Walker disposition. The wholesale trading division trades in boxed meat products to brokers and retailers who resell those products to end customers.
      Corporate, Other and Eliminations — This line item includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process. In Predecessor periods, this line also included the Cattle Feeding division which was excluded from the Transaction.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor

	ConAgra Red Meat
	Business	S&C Holdco 3, Inc. and Subsidiaries

	115 Days Ended	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended
	September 18, 2002	May 25, 2003	May 30, 2004	May 29, 2005

	(Dollars in
	thousands)	(Dollars in thousands)
Net Sales
Swift Beef	$1,706,231	$3,661,734	$5,998,913	$5,604,005
Swift Pork	484,958	1,097,348	1,981,319	2,242,846
Swift Australia	361,271	780,612	1,490,791	1,870,890
Corporate, Other and Eliminations	44,855	(13,632)	(34,863)	(48,639)

Total	$2,597,315	$5,526,062	$9,436,160	$9,669,102

Depreciation and Amortization
Swift Beef	$12,262	$30,123	$51,028	$47,695
Swift Pork	4,633	11,732	18,377	19,219
Swift Australia	2,953	8,764	14,862	16,619
Corporate, Other and Eliminations	1,143	—	—	—

Total	$20,991	$50,619	$84,267	$83,533

EBITDA
Swift Beef	$45,690	$25,511	$44,656	$(65,132)
Swift Pork	10,796	64,736	132,619	122,091
Swift Australia	14,941	45,383	42,891	106,044
Corporate, Other and Eliminations	(23,845)	21,112	(45)	(18)

Total	47,582	156,742	220,121	162,985

Depreciation and amortization	(20,991)	(50,619)	(84,267)	(83,533)
Interest expense	—	(48,465)	(73,446)	(80,229)
Total Income (Loss) From Continuing Operations Before Income Taxes	$26,591	$57,658	$62,408	$(777)

Capital Expenditures
Swift Beef	$4,008	$24,279	$29,344	$16,315
Swift Pork	3,852	11,959	15,129	14,492
Swift Australia	982	7,679	17,585	20,591

Total	$8,842	$43,917	$62,058	$51,398

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	S&C Holdco 3, Inc. and Subsidiaries

	May 25, 2003	May 30, 2004	May 29, 2005

	(Dollars in thousands)
Total Assets
Swift Beef	$783,530	$773,177	$735,232
Swift Pork	248,325	281,074	299,285
Swift Australia	442,049	527,441	556,094
Corporate, Other and Eliminations	118,110	115,995	50,163

Total	$1,592,014	$1,697,687	$1,640,774

      Summary by geographical areas:

	Predecessor

	ConAgra Red Meat
	Business	S&C Holdco 3, Inc. and Subsidiaries

	115 Days Ended	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended
	September 18, 2002	May 25, 2003	May 30, 2004	May 29, 2005

	(Dollars in
	thousands)	(Dollars in thousands)
Net Sales:
United States	$2,341,925	$4,934,974	$8,307,850	$8,191,012
Australia	255,390	591,088	1,128,310	1,478,090

Total	$2,597,315	$5,526,062	$9,436,160	$9,669,102

	S&C Holdco 3, Inc. and Subsidiaries

	May 25, 2003	May 30, 2004	May 29, 2005

	(Dollars in thousands)
Long-lived assets:
United States	$459,935	$440,833	$406,368
Australia	153,990	167,387	167,536
Other	639	180	130

Total	$614,564	$608,400	$574,034

      No single customer accounted for more than 10% of net sales in the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 or the fiscal years ended May 30, 2004 and May 29, 2005. Net sales by geographical area are based on the location of the facility recognizing the sale.
      Long-lived assets consist of property, plant and equipment, net of depreciation, and other assets less debt issuance costs of $32.9 million, $28.2 million and $24.5 million as of May 25, 2003, May 30, 2004 and May 29, 2005, respectively. Long-lived assets by geographical area are based on location of facilities.
      Export sales, which include all sales outside the United States, for the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005 were $702.6 million, $1,494.8 million, $2,535.8 million and $2,518.5 million, respectively, and were principally to Asia.

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
      The following information sets forth the Predecessor and Swift Operating’s balance sheet as of May 30, 2004 and May 29, 2005, and the statements of earnings and cash flows for the 115 days ended September 18, 2002, the 249 days ended May 25, 2003 and the fiscal years ended May 30, 2004 and May 29, 2005. Effective with the date of the Transaction, Swift Operating’s Senior Notes and Senior Subordinated Notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information for pre- and post-Transaction periods is presented under the following column headings: Parent Guarantor (for periods subsequent to formation), Issuer (for periods subsequent to formation), Subsidiary Guarantors and Subsidiary Non-Guarantors. For pre-Transaction periods, “Subsidiary Non-Guarantors” includes (i) the domestic cattle feeding operations, (ii) the businesses not acquired in the Transaction and (iii) the foreign subsidiaries of the Predecessor which were acquired in the Transaction and renamed. Swift Holdings and Swift Operating were formed on May 29, 2002. For post-Transaction periods, “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of the Predecessor which were acquired in the Transaction and renamed, which entities include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.
      All of the Subsidiary Guarantors are wholly-owned subsidiaries of Swift Operating and their guarantees are full and unconditional and joint and several. There are no provisions in the indentures governing Swift Operating’s Senior Notes or Senior Subordinated Notes or other existing agreements that would prevent holders of guaranteed obligations from taking immediate action against the Parent Guarantor or any Subsidiary Guarantor in the event of default. The ability of the Subsidiary Guarantors to pay dividends or make loans or other payments to Swift Operating depends on their earnings, capital requirements and general financial condition. The senior credit facilities and the indentures governing the Senior Notes and the Senior Subordinated Notes limit the ability of Swift Operating and its subsidiaries to restrict the ability of the Subsidiary Guarantors to pay dividends or make loans or other advances to Swift Operating, subject to applicable laws and regulations and future agreements to which the Subsidiary Guarantors may be a party. The Parent Guarantor is a holding company with no operations of its own, and its only asset is the capital stock of Swift Operating. Consequently, its ability to pay amounts under its guarantee depends on the earnings and cash flows of Swift Operating and its subsidiaries and the ability of these entities to pay dividends or advance funds to the Parent Guarantor.
      As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction described in Note 1, for the fiscal year ended May 30, 2004 and the fiscal year ended May 29, 2005, amounts of $13.8 million and $11.4 million, respectively, were reflected as interest expense of the Subsidiary Non-Guarantors and interest income of the Subsidiary Guarantors on the accompanying Statement of Earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial information for the pre-Transaction and post-Transaction entities reported in the financial statements are as follows:

	Post-Transaction Balance Sheets

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
May 30, 2004	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$87,390	$2,441	$10,424	$—	$100,255
Accounts receivables, net	—	55,692	257,805	105,363	(55,450)	363,410
Inventories	—	—	331,168	149,511	—	480,679
Other current assets	—	8,470	30,018	8,747	—	47,235

Total current assets	—	151,552	621,432	274,045	(55,450)	991,579
Property, plant and equipment, net	—	—	435,470	166,445	—	601,915
Intercompany receivable	—	732,670	—	1,979	(734,649)	—
Goodwill	—	—	13,709	23,408	—	37,117
Other intangibles, net	—	23,058	9,340	—	—	32,398
Other assets	—	109,316	3,103	7,183	(84,924)	34,678
Net investment and advances in subsidiaries	490,233	180,333	—	—	(670,566)	—

Total assets	$490,233	$1,196,929	$1,083,054	$473,060	$(1,545,589)	$1,697,687

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,356	$1,644	$53,239	$(53,000)	$4,239
Accounts payable	—	7,361	147,443	103,934	—	258,738
Intercompany payable	—	—	734,649	—	(734,649)	—
Accrued liabilities	—	61,619	79,399	58,126	(2,450)	196,694

Total current liabilities	—	71,336	963,135	215,299	(790,099)	459,671
Long-term debt, excluding current portion	—	611,486	18,237	87,470	(84,924)	632,269
Other noncurrent liabilities	—	23,874	67,388	24,252	—	115,514
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	—	706,696	1,048,760	327,021	(875,023)	1,207,454
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	365,378	365,378	—	—	(365,378)	365,378
Retained earnings	83,820	83,820	33,701	21,565	(139,086)	83,820
Accumulated other comprehensive income	41,035	41,035	591	49,474	(91,100)	41,035

Total stockholder’s equity	490,233	490,233	34,294	146,039	(670,566)	490,233

Total liabilities and stockholder’s equity	$490,233	$1,196,929	$1,083,054	$473,060	$(1,545,589)	$1,697,687

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Balance Sheets

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
May 29, 2005	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$68,473	$1,592	$9,283	$—	$79,348
Accounts receivables, net	—	2,355	284,729	87,806	(1,682)	373,208
Inventories	—	—	319,805	179,234	—	499,039
Other current assets	—	9,976	19,248	1,164	—	30,388

Total current assets	—	80,804	625,374	277,487	(1,682)	981,983
Property, plant and equipment, net	—	3	403,995	166,508	—	570,506
Intercompany receivable	2,745	773,146	—	—	(775,891)	—
Goodwill	—	—	12,681	21,296	—	33,977
Other intangibles, net	—	—	19,899	6,400	—	26,299
Other assets	3,439	103,898	534	5,062	(84,924)	28,009
Net investment and advances in subsidiaries	428,422	211,027	—	—	(639,449)	—

Total assets	$434,606	$1,168,878	$1,062,483	$476,753	$(1,501,946)	$1,640,774

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long term debt	$—	$50,350	$1,132	$—	$—	$51,482
Accounts payable	3,635	7,132	172,663	70,417	—	253,847
Intercompany payable	—	—	764,762	11,129	(775,891)	—
Accrued liabilities	2,538	66,421	88,545	65,580	(1,682)	221,402
Dividend payable	—	6,818	—	—	—	6,818

Total current liabilities	6,173	130,721	1,027,102	147,126	(777,573)	533,549
Long-term debt, excluding current portion	104,749	570,698	18,077	84,924	(84,924)	693,524
Other noncurrent liabilities	—	39,037	40,352	10,628	—	90,017
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	110,922	740,456	1,085,531	242,678	(862,497)	1,317,090
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	262,922	367,660	—	—	(367,660)	262,922
Retained earnings	10,285	10,285	(23,082)	92,899	(80,102)	10,285
Accumulated other comprehensive income	50,477	50,477	32	66,176	(116,685)	50,477

Total stockholder’s equity	323,684	428,422	(23,048)	234,075	(639,449)	323,684

Total liabilities and stockholder’s equity	$434,606	$1,168,878	$1,062,483	$476,753	$(1,501,946)	$1,640,774

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-Transaction Statements of Earnings

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
115 Days Ended September 18, 2002	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$—	$2,290,060	$492,687	$(185,432)	$2,597,315
Cost of goods sold	—	—	2,205,612	495,549	(185,432)	2,515,729

Gross profit (loss)	—	—	84,448	(2,862)	—	81,586
Selling, general and administrative	—	—	33,567	3,333	—	36,900
Corporate allocations	—	—	14,066	4,029	—	18,095

	—	—	47,633	7,362	—	54,995
Income (loss) from continuing operations before income taxes	—	—	36,815	(10,224)	—	26,591
Income tax expense (benefit)	—	—	13,717	(4,604)	—	9,113

Income (loss) from continuing operations before equity in earnings of unconsolidated subsidiaries	—	—	23,098	(5,620)	—	17,478
Income from discontinued operations, net of tax	—	—	—	938	—	938
Equity in earnings of unconsolidated subsidiaries	—	—	(13,494)	—	13,494	—

Net income (loss)	$—	$—	$9,604	$(4,682)	$13,494	$18,416

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Statements of Earnings

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
249 Days Ended May 25, 2003	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$31	$4,948,558	$591,143	$(13,670)	$5,526,062
Cost of goods sold	—	—	4,820,319	555,763	(13,670)	5,362,412

Gross profit	—	31	128,239	35,380	—	163,650
Selling, general and administrative	—	148	75,676	11,959	—	87,783
Gain on business interruption recovery	—	(21,230)	—	—	—	(21,230)
Translation (gains) losses	—	1	174	(9,201)	—	(9,026)
Interest expense (income)	—	(8,793)	45,980	11,278	—	48,465

	—	(29,874)	121,830	14,036	—	105,992
Income from continuing operations before income taxes	—	29,905	6,409	21,344	—	57,658
Income tax expense	—	10,317	2,211	7,146	—	19,674

Income from continuing operations before equity in earnings of unconsolidated subsidiaries	—	19,588	4,198	14,198	—	37,984
Income from discontinued operations, net of tax	—	—	—	1,302	—	1,302
Equity in earnings of unconsolidated subsidiaries	39,286	19,698	—	—	(58,984)	—

Net income	$39,286	$39,286	$4,198	$15,500	$(58,984)	$39,286

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Statements of Earnings

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 30, 2004	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$—	$8,307,735	$1,128,425	$—	$9,436,160
Cost of goods sold	—	—	8,082,302	1,083,164	—	9,165,466

Gross profit	—	—	225,433	45,261	—	270,694
Selling, general and administrative	—	—	112,782	21,234	—	134,016
Translation (gains) losses	—	—	(152)	976	—	824
Interest expense (income)	—	(13,806)	67,283	19,969	—	73,446

	—	(13,806)	179,913	42,179	—	208,286
Income from continuing operations before income taxes	—	13,806	45,520	3,082	—	62,408
Income tax expense	—	4,840	16,017	689	—	21,546

Income from continuing operations before equity in earnings of unconsolidated subsidiaries	—	8,966	29,503	2,393	—	40,862
Income from discontinued operations, net of tax	—	—	—	3,672	—	3,672
Equity in earnings of unconsolidated subsidiaries	44,534	35,568	—	—	(80,102)	—

Net income	$44,534	$44,534	$29,503	$6,065	$(80,102)	$44,534

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Statements of Earnings

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 29, 2005	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net sales	$—	$—	$8,191,010	$1,478,092	$—	$9,669,102
Cost of goods sold	—	—	8,085,416	1,368,249	—	9,453,665

Gross profit	—	—	105,594	109,843	—	215,437
Selling, general and administrative	—	—	113,106	23,275	—	136,381
Translation (gains) losses	—	—	1	(397)	—	(396)
Interest expense (income)	—	(11,717)	74,423	17,523	—	80,229

	—	(11,717)	187,530	40,401	—	216,214
Income (loss) from continuing operations before income taxes	—	11,717	(81,936)	69,442	—	(777)
Income tax expense (benefit)	—	3,597	(25,153)	5,846	—	(15,710)

Income (loss) from continuing operations before equity in earnings of unconsolidated subsidiaries	—	8,120	(56,783)	63,596	—	14,933
Income (loss)from discontinued operations, including gain on sale of $22,680, net of tax (Note 14)	—	(15,852)	—	41,761	—	25,909
Equity in earnings of unconsolidated subsidiaries	40,842	48,574	—	—	(89,416)	—

Net income (loss)	$40,842	$40,842	$(56,783)	$105,357	$(89,416)	$40,842

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-Transaction Statements of Cash Flows

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
115 Days Ended September 18, 2002	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net cash flows provided by (used in) operating activities	$—	$—	$(657)	$(4,075)	$7,060	$2,328

Cash flows from investing activities
Net additions to property, plant and equipment	—	—	(7,860)	(982)	—	(8,842)
Notes receivable and other items	—	—	—	1,348	—	1,348

Net cash flows provided by (used in) investing activities	—	—	(7,860)	366	—	(7,494)

Cash flows from financing activities
Proceeds from debt issuance	—	—	—	261,890	—	261,890
Payments of long-term debt	—	—	(5,000)	(8,123)	—	(13,123)
Net investments and advances/(distributions)	—	—	13,517	(246,021)	(7,060)	(239,564)

Net cash flows provided by financing activities	—	—	8,517	7,746	(7,060)	9,203

Net change in cash and cash equivalents	—	—	—	4,037	—	4,037

Cash and cash equivalents, beginning of period	—	—	—	8,643	—	8,643

Cash and cash equivalents, end of period	$—	$—	$—	$12,680	$—	$12,680

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Statements of Cash Flows

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
249 Days Ended May 25, 2003	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net cash flows provided by operating activities	$—	$17,152	$38,791	$46,957	$—	$102,900

Cash flows from investing activities
Additions to property, plant and equipment	—	—	(36,238)	(7,679)	—	(43,917)
Proceeds from sales of property, plant and equipment	—	—	—	340	—	340
Purchase of acquired businesses, net of cash acquired	—	(644,645)	—	(223,855)	75,000	(793,500)
Notes receivable and other items	—	—	(2,300)	—	—	(2,300)

Net cash flows used in investing activities	—	(644,645)	(38,538)	(231,194)	75,000	(839,377)

Cash flows from financing activities
Proceeds from debt issuance	—	486,061	—	184,924	—	670,985
Payments of long-term debt	—	(1,000)	(745)	(70,000)	—	(71,745)
Change in bank overdraft balances	—	—	32,594	10,680	—	43,274
Issuance of common stock	—	160,000	—	75,000	(75,000)	160,000
Debt issuance costs	—	(30,000)	—	(7,000)	—	(37,000)
Net intercompany advances/(distributions)	—	66,127	(55,921)	(10,206)	—	—

Net cash flows provided by (used in) financing activities	—	681,188	(24,072)	183,398	(75,000)	765,514

Effect of exchange rates on cash	—	—	—	1,280	—	1,280

Net change in cash and cash equivalents	—	53,695	(23,819)	441	—	30,317

Cash and cash equivalents, beginning of period	—	—	28,251	6,371	—	34,622

Cash and cash equivalents, end of period	$—	$53,695	$4,432	$6,812	$—	$64,939

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Statements of Cash Flows

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 30, 2004	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net cash flows provided by operating activities	$—	$29,985	$63,308	$(14,122)	$—	$79,171

Cash flows from investing activities
Additions to property, plant and equipment	—	—	(44,473)	(17,585)	—	(62,058)
Proceeds from sales of property, plant and equipment	—	405	1,517	308	—	2,230
Notes receivable and other items	—	(22,830)	—	—	23,000	170

Net cash flows used in investing activities	—	(22,425)	(42,956)	(17,277)	23,000	(59,658)

Cash flows from financing activities
Proceeds from debt issuance	—	12,365	—	45,871	(45,871)	12,365
Payments of long-term debt	—	(2,288)	(2,189)	(22,961)	22,871	(4,567)
Change in bank overdraft balances	—	(9,341)	10,341	6,443	—	7,443
Net intercompany advances/(distributions)	—	25,399	(30,495)	5,096	—	—

Net cash flows provided by (used in) financing activities	—	26,135	(22,343)	34,449	(23,000)	15,241

Effect of exchange rates on cash	—	—	—	562	—	562

Net change in cash and cash equivalents	—	33,695	(1,991)	3,612	—	35,316

Cash and cash equivalents, beginning of period	—	53,695	4,432	6,812	—	64,939

Cash and cash equivalents, end of period	$—	$87,390	$2,441	$10,424	$—	$100,255

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Transaction Statements of Cash Flows

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 29, 2005	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total

	(Dollars in thousands)
Net cash flows provided by operating activities	$2,538	$9,453	$13,719	$64,344	$—	$90,054

Cash flows from investing activities
Additions to property, plant and equipment	—	(3)	(30,804)	(20,591)	—	(51,398)
Proceeds from sales of property, plant and equipment	—	—	2,409	289	—	2,698
Proceeds from disposition of FJ Walker	—	—	—	69,137	—	69,137
Investment activity with subsidiaries	(104,738)	34,023	—	—	70,715	—
Notes receivable and other items	—	53,371	—	—	(53,000)	371

Net cash flows provided by (used in) investing activities	(104,738)	87,391	(28,395)	48,835	17,715	20,808

Cash flows from financing activities
Proceeds from debt issuance	104,738	218,000	—	31,100	(31,100)	322,738
Payments of debt	—	(213,283)	(1,681)	(87,127)	84,100	(217,991)
Change in bank overdraft balances	—	(229)	13,692	(28,768)	—	(15,305)
Issuance of common stock	—	104,738	—	—	(104,738)	—
Dividends paid	—	(215,180)	—	(34,023)	34,023	(215,180)
Debt issuance costs	—	(6,717)	—	—	—	(6,717)
Net intercompany advances/(distributions)	(2,538)	(3,090)	1,816	3,812	—	—

Net cash flows provided by (used in) financing activities	102,200	(115,761)	13,827	(115,006)	(17,715)	(132,455)

Effect of exchange rates on cash	—	—	—	686	—	686

Net change in cash and cash equivalents	—	(18,917)	(849)	(1,141)	—	(20,907)

Cash and cash equivalents, beginning of period	—	87,390	2,441	10,424	—	100,255

Cash and cash equivalents, end of period	$—	$68,473	$1,592	$9,283	$—	$79,348

NOTE 13.	BUSINESS INTERRUPTION RECOVERY
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
      Prior to May 25, 2003, ConAgra Foods reached final settlement related to its business interruption and physical property loss insurance claim related to the Garden City fire. Subsequent to May 25, 2003, Former Swift Foods received $18.8 million from ConAgra Foods as its share of the related settlement, representing Swift Operating’s business interruption claims related to the fire, net of tax, costs and expenses. Swift Operating, Former Swift Foods and ConAgra Foods agreed that any insurance proceeds received by ConAgra Foods from the business interruption claim relating to Swift Beef net of tax, costs and expenses would be contributed by ConAgra Foods to Former Swift Foods. Since the cash was retained by Former Swift Foods, Swift Operating has reflected the impact of this payment as a reduction to additional paid-in capital in its May 25, 2003 balance sheet. The original estimated insurance recovery of $8.9 million ($5.6 million net of tax) was recorded as part of the purchase price allocation in accordance with SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The excess of the settlement received and the estimated amount included in the purchase price allocation has been recorded as a $13.2 million net of tax gain in the statement of earnings for the 249 days ended May 25, 2003.

NOTE 14.	DISCONTINUED OPERATIONS
      On February 19, 2005 Australia Meat Holdings Pty. Ltd., a wholly owned subsidiary of Swift Operating entered into definitive agreements to sell its Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”), in two related transactions. The purchaser of the manufacturing assets was OSI International Foods (Australia) Pty. Ltd, a wholly owned subsidiary of US based OSI Group, LLC. The purchaser of the distribution assets was McKey Distribution Pty. Ltd., a wholly owned subsidiary of US based Keystone Foods, Inc. The value of the combined transaction, which closed on April 3, 2005, was approximately $83.4 million consisting of cash and assumed liabilities. FJ Walker was included in the results of operations of the Swift Australia operating segment. The sale of FJ Walker resulted in a gain on disposal of $36.9 million before taxes of $14.0 million. Due to changes in the Australian tax legislation, no Australian income taxes are payable related to this gain; however, the gain has been deemed to be repatriated and U.S. taxes have been accrued accordingly as disclosed below.
      The following results of operations and financial position of FJ Walker are presented as discontinued operations in the consolidated financial statements pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144.

		249 Days	Fiscal Year	Fiscal Year
	115 Days Ended	Ended	Ended	Ended
Statement of Earnings Data:	September 18, 2002	May 25, 2003	May 30, 2004	May 29, 2005

	(Dollars in thousands)	(Dollars in thousands)
Net sales	$95,135	$213,106	$443,300	$400,189
Income before income taxes	1,427	2,320	5,583	41,761
Income tax expense	489	1,018	1,911	15,851
Income from discontinued operations	938	1,302	3,672	25,909

NOTE 15.	SUBSEQUENT EVENTS

Stock Transactions
      Subsequent to May 29, 2005, the Executive Committee of the Board of Directors of Swift Foods authorized the granting of options to purchase 2,575,000 shares of Swift Foods common stock to certain

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
existing members of management, and options to purchase 450,000 shares of Swift Foods common stock for use in recruiting for certain executive level positions. The Executive Committee also approved the sale of shares of Swift Foods common stock to Sam B. Rovit, the new chief executive officer and president of Swift Holdings and Swift Operating, at a purchase price of $1.01 per share, which executive subsequently purchased 500,000 shares. The sale of 500,000 shares to Mr. Rovit is expected to be reflected as a capital contribution in Swift Holdings’ financial statements for the first quarter ended August 28, 2005.

Plant Closure
      As a result of continued difficulty sourcing older non-fed cattle for slaughter in the northwestern US and the uncertainty surrounding the opening of the Canadian border to the importation of livestock older than 30 months of age, on August 5th, 2005 Swift Operating announced the immediate closure of its Nampa, Idaho non-fed cattle processing facility and the termination of its 408 full time employees. Swift Operating anticipates that the costs associated with the closure will total approximately $5.0 million in one-time severance and plant closure costs. Management is currently investigating different options of disposition that are expected to result in a significant writedown ranging from $7.0 million to $9.0 million to the $10.8 million current net book value of the related assets. The writedown of assets is expected to be finalized in Swift Operating’s first quarter ended August 28, 2005 upon finalization of management’s plan for the idled assets.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement, dated as of May 20, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

2.2	First Amendment to Acquisition Documents, dated as of July 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

2.3	Second Amendment to Acquisition Agreement, dated as of September 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

2.4	Distribution Business Sale Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005, by and among Australia Meat Holdings Pty Limited, McKey Distribution Pty Limited and Keystone Foods Pty Limited (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

2.5	Manufacturing Business Sales Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005, by and among Australia Meat Holdings Pty Limited, OSI International Foods (Australia) Pty Limited and OSI Group, LLC (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

3.2	Bylaws of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

4.1	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.2	Form of Global Note for the 10 1/8% Senior Notes due 2009 of Swift & Company (contained as an exhibit to Exhibit 4.1 hereto)

4.3	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.4	Form of Global Note for the 12 1/2% Senior Subordinated Notes due 2010 of Swift & Company (contained as an exhibit to Exhibit 4.3 hereto)

4.5	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number	Description

4.6	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.7	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.8	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.10 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.9	Third Supplemental Indenture, dated as of March 26, 2003, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Swift & Bros. Co., Inc., Monfort Food Distribution Company, Swift & Company International Sales Corporation, Monfort, Inc., S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.10	Indenture, dated March 11, 2005, by and among S&C Holdco 3, Inc., Swift Foods Company and The Bank of New York Trust Company, N.A., as trustee for the 11.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

4.11	Form of Global Note for the 11.00% Senior Notes due 2010 of S&C Holdco 3, Inc. (contained as an exhibit to Exhibit 4.10 hereto)

4.12	Indenture, dated March 11, 2005, by and among Swift Foods Company, S&C Holdco 3, Inc. and The Bank of New York Trust Company, N.A., as trustee for the 10.25% Convertible Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

4.13	Form of Global Note for the 10.25% Convertible Senior Subordinated Notes due 2010 of Swift Foods Company (contained as an exhibit to Exhibit 4.12 hereto)

4.14	Registration Rights Agreement, dated March 11, 2005, by and between S&C Holdco 3, Inc. and the initial purchasers named therein for the 11.00% Senior Notes of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

4.15	Registration Rights Agreement, dated March 11, 2005, by and among S&C Holdco 3, Inc., Swift Foods Company and the initial purchasers named therein for the 10.25% Convertible Senior Subordinated Notes of Swift Foods Company (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

Exhibit
Number		Description

10.1		Amended and Restated Credit Agreement, dated as if May 26, 2005, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 3, Inc., the lenders and issuers from time to time party thereto, Citicorp USA, Inc., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, Citisecurities Limited, as Australian collateral trustee, and U.S. Bank National Association, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International,” New York Branch, Harris Trust and Savings Bank, GMAC Commercial Finance LLC, Farm Credit Service of America, PCA and Farm Credit Services of Mid-America, PCA, as co-documentation agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)

10.2		Pledge and Security Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.41 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.3		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, Burcher Pty. Limited, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., and Citicorp USA, Inc. (incorporated by reference to Exhibit 10.42 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.4		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.43 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.5		Affirmation of Obligations, dated May 26, 2005, among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, the entities named as guarantors therein, Citicorp USA, Inc., as administrative agent, Australian agent and collateral agent, JP Morgan Chase Bank, N.A., as syndication agent, and Citisecurities Limited, as Australian collateral trustee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)

++10	.6	Preferred Supplier Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.7		Tax Sharing Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Cattle Holdco, Inc., and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.8		Monitoring and Oversight Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.9		Financial Advisory Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

++10	.10	By-Products Marketing Agreement, dated as of October 8, 2003, by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)

10.11		Amendment dated May 27, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

++10	.12	By-Products Marketing Agreement, dated as of October 8, 2003, by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty Limited. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)

10.13		Amendment dated July 6, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty Limited (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

10.14		Patent License Agreement, dated as of September 19, 2002, by and between Swift Brands Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.15		Indemnification and Release Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., Swift & Company, S&C Australia Holdco Pty. Ltd., Swift Cattle Holdco, Inc., Swift Brands Company, Swift Beef Company, Swift Pork Company, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., Monfort Finance Company, Inc., Burcher Pty. Limited, Monfort, Inc., Australia Meat Holdings Pty. Limited, Miller Bros. Co., Inc., Monfort Food Distribution Company, and Monfort International Sales Corp. (incorporated by reference to Exhibit 10.14 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.16		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P. and Swift & Company (incorporated by reference to Exhibit 10.15 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.17		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P., Swift & Company, S&C Australia Holdco Pty. Ltd. and Australia Meat Holdings Pty. Limited (incorporated by reference to Exhibit 10.16 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.18		Contribution Agreement, dated as of September 19, 2002, by and among Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Swift & Company (incorporated by reference to Exhibit 10.17 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.19		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and Joe Colonnetta (incorporated by reference to Exhibit 10.18 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.20		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and George N. Gillett, Jr. (incorporated by reference to Exhibit 10.19 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.21		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and John R. Muse (incorporated by reference to Exhibit 10.22 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

10.22		Indemnification Agreement, dated April 4, 2003, by and between Swift Foods Company and Gregg L. Engles (incorporated by reference to Exhibit 10.45 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.23		Indemnification Agreement, dated April 4, 2003, by and between Swift Foods Company and Michael D. Kelly (incorporated by reference to Exhibit 10.46 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.24		Indemnification Agreement, dated December 23, 2004, between Swift Foods Company and Kate Lavelle (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on December 30, 2004)

+10	.25	Indemnification Agreement, dated May 26, 2005, between Swift Foods Company and Edward Herring

+10	.26	Indemnification Agreement, dated July 1, 2005, between Swift Foods Company and Sam B. Rovit

**10	.27	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.25 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.28	First Amendment to Simons Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.26 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.29	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.27 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.30	First Amendment to Herron Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.28 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.31	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.29 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.32	First Amendment to Henley Executive Employment Agreement dated July 12, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.30 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.33	Severance Agreement, dated July 29, 2002, by and between Swift & Company and Marshall Ernst (incorporated by reference to Exhibit 10.38 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.34	Severance Agreement, dated July 29, 2002, by and between Swift & Company and John Shandley (incorporated by reference to Exhibit 10.39 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.35	Severance Agreement, dated March 12, 2003, by and between Swift & Company and Donald F. Wiseman (incorporated by reference to Exhibit 10.48 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10	.36	Second Amendment to Simons Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

**10	.37	Second Amendment to Herron Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

Exhibit
Number		Description

**10	.38	Second Amendment to Henley Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

+**10	.39	Third Amendment to Simons Executive Employment Agreement, dated April 23, 2005, by and among Swift Foods Company and John Simons

**10	.40	Executive Employment Agreement, dated May 26, 2005, among Swift Foods Company, Swift & Company and Sam Rovit (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)

**10	.41	Swift Foods Company 2002 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

+**10	.42	First Amendment to the Swift Foods Company 2002 Stock Option Plan, dated January 25, 2005

**10	.43	2002 Swift Foods Company Stock Purchase Plan (incorporated by reference to Exhibit 10.49 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

+**10	.44	2005 Swift Foods Company Stock Purchase Plan

10.45		Indemnity Side Letter Agreement, dated September 3, 2002, by and between ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.46		Stock Purchase Agreement, dated March 11, 2005, by and between S&C Holdco 3, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of S&C Holdco 3, Inc. filed on March 14, 2005)

10.47		Letter Agreement, dated March 11, 2005, by and between Swift Foods Company and S&C Holdco 3, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of S&C Holdco 3, Inc. filed on March 14, 2005)

+12	.1	Ratio of Earnings to Fixed Charges

+12	.2	Pro Forma Computation of Ratio of Earnings to Fixed Charges

+21	.1	Subsidiaries of S&C Holdco 3, Inc.

+31	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31	.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32	.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith.

*	Furnished herewith.

**	Indicates that exhibit is a management contract or compensatory plan or arrangement.

++	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under confidential treatment request pursuant to Rule 406 of the Securities Act of 1933, as amended.