Form 10-Q
period 2005-08-28
S&C HOLDCO 3 INC
filed 2005-10-07
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no market for the Registrant’s common stock. As of October 5, 2005, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM 10-Q
August 28, 2005

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 29, 2005	August 28, 2005
ASSETS

Current assets:
Cash and cash equivalents	$79,348	$53,557
Trade accounts receivable, net	373,167	373,515
Accounts receivable from related parties (Note 4)	41	41
Inventories	499,039	458,251
Other current assets	30,388	27,873

Total current assets	981,983	913,237

Property, plant and equipment, net	570,506	557,957
Goodwill	33,977	33,785
Other intangibles, net	26,299	24,586
Other assets	28,009	26,344

Total assets	$1,640,774	$1,555,909

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$51,482	$51,357
Accounts payable	250,212	204,907
Accounts payable to related parties (Note 4)	3,635	3,635
Accrued liabilities	221,402	228,357
Dividend payable (Note 4)	6,818	—

Total current liabilities	533,549	488,256

Long-term debt, excluding current portion	693,524	668,937
Other non-current liabilities	90,017	89,322

Total liabilities	1,317,090	1,246,515

Commitments and contingencies (Notes 3 and 5)
Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 29, 2005 and August 28, 2005	—	—
Additional paid-in capital	262,922	263,091
Retained earnings	10,285	(2,786)
Accumulated other comprehensive income	50,477	49,089

Total stockholder’s equity	323,684	309,394

Total liabilities and stockholder’s equity	$1,640,774	$1,555,909

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Thirteen Weeks
	Ended	Thirteen Weeks Ended
	August 29, 2004	August 28, 2005
Net sales (Note 4)	$2,522,644	$2,416,911
Cost of goods sold (Note 4)	2,437,097	2,370,987

Gross profit	85,547	45,924

Selling, general and administrative	34,807	36,851
Translation (gains) losses	(44)	207
Interest expense, net	15,031	20,500

Total expenses	49,794	57,558

Income (loss) from continuing operations before income taxes	35,753	(11,634)

Income tax expense	12,951	1,437

Income (loss) from continuing operations	22,802	(13,071)

Income from discontinued operations	937	—

Net income (loss)	$23,739	$(13,071)

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 29, 2004	August 28, 2005
Cash flows from operating activities:
Net income (loss)	$23,739	$(13,071)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	19,731	19,270
Amortization of intangibles, debt issuance costs and accretion of bond discount	3,674	3,156
Loss on sale of assets	435	195
Stock-based compensation	422	169
Other noncash items	(639)	(214)
Change in assets and liabilities	20,198	26,331

Net cash flows provided by operating activities.	67,560	35,836

Cash flows from investing activities:
Additions to property, plant and equipment	(7,786)	(9,902)
Proceeds from sales of property, plant and equipment	220	1,445
Notes receivable and other items	70	113

Net cash flows used in investing activities	(7,496)	(8,344)

Cash flows from financing activities:
Payments of long-term debt	(1,211)	(25,347)
Dividend paid	—	(6,818)
Change in overdraft balances	(19,918)	(21,082)

Net cash flows used in financing activities	(21,129)	(53,247)

Effect of exchange rates on cash	790	(36)
Net change in cash and cash equivalents	39,725	(25,791)

Cash and cash equivalents, beginning of period	100,255	79,348

Cash and cash equivalents, end of period	$139,980	$53,557

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
     Swift Operating conducts its domestic beef and pork processing businesses through Swift Beef Company (“Swift Beef”) and Swift Pork Company (“Swift Pork”) and its Australian beef business through Australia Meat Holdings Pty. Ltd. (“Swift Australia”). Swift Operating operates five beef processing facilities, three pork processing facilities, one lamb slaughter facility and one value-added facility in the United States and four beef processing facilities and four feed lots in Australia. Swift Operating’s facilities are strategically located to access raw materials in a cost-effective manner and to service its global customer base.
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
     On July 30, 2004, the Purchaser gave notice of its exercise of the right to purchase all of the remaining common stock of Swift Foods Company held by ConAgra Foods and its affiliates. The purchase of such stock was completed on September 23, 2004 (the “Call Option”) for a purchase price of approximately $200 million including fees and direct costs of the transaction and was funded by a credit facility obtained by a subsidiary of the Purchaser. Included in the fees related to the Call Option is $2.9 million paid to Hicks, Muse & Co. Partners L.P., an affiliate of the Purchaser, for services performed in conjunction with the Call Option. To effect the purchase of the shares held by ConAgra Foods, the Purchaser formed Rawhide Subsidiary 1 and Rawhide Subsidiary 3 along with other holding companies. Rawhide Subsidiary 1 was later renamed Swift Foods Company (“Swift Foods”) and Rawhide Subsidiary 3 was later renamed SFC Subsidiary Holdings, Inc. (“SFC”). The former Swift Foods Company (“Former Swift Foods”), incorporated in May 2002, was merged into SFC in November 2004 and all outstanding shares and options of Former Swift Foods common stock were exchanged for shares of Swift Foods on a 1 for 1 basis. Swift Foods owns 100% of the issued and outstanding capital stock of SFC, which in turn owns 100% of the issued and outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the issued and outstanding capital stock of Swift Holdings. Swift Holdings owns 100% of the issued and outstanding capital stock of Swift Operating. Generally Accepted Accounting Principles (“GAAP”) generally provide for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying financial statements of Swift Holdings do not reflect a new basis of accounting with respect to the Call Option pursuant to Staff Accounting Bulletin (“SAB”) No. 54 (“SAB 54”). The guidance in SAB 54 allows the post-Call Option financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Call Option.
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
  Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.
  Recently Issued Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. On April 15, 2005, the Securities and Exchange Commission (“SEC”) issued a rule deferring the effective date for SFAS No. 123R to the first fiscal year beginning after June 15, 2005. Swift Holdings is currently evaluating option valuation methodologies and assumptions and the transition alternatives permitted by SFAS No.123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies upon the adoption of SFAS No. 123R in Swift Holdings’ fiscal 2007. In March 2005, the SEC issued SAB No. 107 (“SAB 107”). The guidance provided by SAB 107 clarifies certain issues related to the adoption of SFAS 123R by public companies. The bulletin provides the SEC’s views on share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP financial measures, and disclosures for first-time adoption in an interim period. Swift Holdings will evaluate the guidance provided by SAB 107 in conjunction with the adoption of SFAS No. 123R in its fiscal 2007.
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
     In March 2005, the FASB issued FASB Interpretation Number (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations and Interpretation of SFAS No. 143. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN No. 47 are effective for accounting for conditional asset retirement obligations no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required, early adoption is encouraged. Swift Holdings will apply the provisions of FIN No. 47 as required upon adoption.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and SFAS Statement No.3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Swift Holdings will apply the provisions of SFAS No. 154 as required upon adoption.
  Income Tax Regulations
     On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. Due to Swift Holdings’ acquisition of previously taxed income in the Transaction, it is unlikely that it will repatriate earnings under AJCA.
  Inventories
     The components of inventories, net of reserves, are as follows (in thousands):

	May 29, 2005	August 28, 2005
Livestock	$94,656	$87,598
Product inventories:
Work in progress	39,453	38,357
Finished goods	331,098	299,707
Supplies	33,832	32,589

	$499,039	$458,251

  Property, Plant and Equipment
     Property, plant and equipment are comprised of the following (in thousands):

	May 29, 2005	August 28, 2005
Land	$10,776	$10,729
Buildings, machinery and equipment	665,938	668,756
Property and equipment under capital lease	21,536	21,536
Furniture, fixtures, office equipment and other	50,612	50,738
Construction in progress	20,288	23,447

	769,150	775,206

Less accumulated depreciation	(198,644)	(217,249)

	$570,506	$557,957

  Goodwill and Other Intangible Assets
     Following is a rollforward of goodwill by segment for the thirteen weeks ended August 28, 2005 (in thousands):

			Translation
	May 29, 2005	Adjustments	Gains/(Losses)	August 28, 2005
Swift Beef	$—	$—	$—	$—
Swift Pork	12,681	—	—	12,681
Swift Australia	21,296	—	(192)	21,104

Total	$33,977	$—	$(192)	$33,785

     Other identifiable amortizing intangible assets as of May 29, 2005 and August 28, 2005 are as follows (in thousands):

	May 29, 2005			August 28, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Patents	$3,782	$(1,108)	$2,674	$3,782	$(1,211)	$2,571
Preferred Supplier Agreement (1)	27,964	(9,249)	18,715	27,901	(10,080)	17,821

Total amortizing intangibles	$31,746	$(10,357)	$21,389	$31,683	$(11,291)	$20,392

(1)	As a result of the Call Option discussed earlier in this footnote, the remaining useful life of the Preferred Supplier Agreement was re-evaluated by management and is being amortized on an accelerated basis over 20 years, which represents management’s estimate of the period of economic benefit.
     For the thirteen weeks ended August 29, 2004 and August 28, 2005, Swift Operating recognized $1.4 million and $0.9 million of amortization expense, respectively.
     Based on amortizing assets recognized in Swift Operating’s balance sheet as of August 28, 2005, amortization expense for each of the next five fiscal years is estimated as follows (in thousands):

2006 (remaining)	$1,839
2007	2,279
2008	2,120
2009	1,967
2010	1,597
     Other intangible assets that are not subject to amortization include Water Right Agreements with a total carrying amount of $4.9 million and $4.2 million for the periods ended May 29, 2005 and August 28, 2005, respectively.
Other Current Assets
     Other Current Assets includes notes receivable from the City of Cactus, Texas. In December 2002, Swift Beef loaned $2.3 million to the City of Cactus, Texas (the “City”) for use by the City to secure acreage for the construction of the City’s new wastewater treatment plant. Swift Operating owns a beef processing facility as well as a wet blue hide processing facility which will be served by the new treatment plant. The loan was for an original 2-year term and accrued interest at 6%. The loan was amended in December 2004 to extend the maturity for up to one year and an additional loan in the amount of $3.5 million was made by Swift Beef to the City in January 2005 to secure additional acreage. Swift Operating is evaluating the impact of Emerging Issues Task Force (“EITF”) No. 01-08 Determining Whether an Arrangement Contains a Lease as well as EITF No. 97-10 The Effect of Lessee Involvement in Asset Construction in order to determine whether, once capital investment is begun by the City, Swift Operating may be required to reflect the wastewater treatment facility as a capital asset (similar to a capital leased asset) as Swift Operating will be the primary user of the wastewater facility based on projections of volume of throughput. Interest income on the notes is recognized as an offset to interest expense.

  Overdraft Balances
     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statements of cash flows. As of May 29, 2005 and August 28, 2005, bank overdrafts included in trade accounts payable were $112.1 million and $91.0 million, respectively. These checks were funded with normal operating cash flows.
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
  Income Taxes
     For the fiscal year ending May 28, 2006, Swift Operating considers the earnings of certain foreign subsidiaries to be indefinitely reinvested. As such, no provision for US tax is recorded on the current earnings of the foreign subsidiary. The effect of treating these earnings as being indefinitely reinvested is included in tax expense on income from continuing operations.
  Comprehensive Income
     The components of comprehensive income for the periods indicated below are as follows (in thousands):

	Thirteen Weeks
	Ended	Thirteen Weeks Ended
	August 29, 2004	August 28, 2005
Net income (loss)	$23,739	$(13,071)
Other comprehensive income:
Derivative adjustment, net of tax	(211)	5
Foreign currency translation adjustment, net of tax	(3,592)	(1,393)

Total comprehensive income	$19,936	$(14,459)

     The above derivative adjustments are net of tax of ($400.0) thousand and ($3.0) thousand for the thirteen weeks ended August 29, 2004 and August 28, 2005, respectively. The above foreign currency translation adjustments are net of tax of $0.3 million and $1.5 million for the thirteen weeks ended August 29, 2004 and August 28, 2005, respectively.
  Stock-Based Compensation
     During the quarter ended August 28, 2005, the Board of Directors of Swift Foods, the ultimate parent of Swift Holdings, granted 3,525,000 options to members of management. Compensation expense of $0.2 million was recognized in its statement of earnings related to the granting of these additional options to management.
     Swift Operating determined the fair value for the stock options granted during the thirteen weeks ended August 28, 2005 using the Black-Scholes option pricing model. The assumption used in the calculation of the compensation cost was a risk-free interest rate at the time of grant ranging from 3.85% to 4.05% with an expected remaining life of 4 years for 1,025,000 options, and risk-free interest rate at the time of grant of 3.70% with an expected remaining life of 3 years for 2,500,000 options. As allowed, Swift Operating also used a zero volatility factor in estimating the value of stock options.

Plant Closure
     As a result of continued difficulty sourcing older non-fed cattle for slaughter in the northwestern US and the uncertainty surrounding the opening of the Canadian border to the importation of livestock older than 30 months of age, in August 2005 Swift Operating announced the immediate closure of its Nampa, Idaho non-fed cattle processing facility and the termination of employment of its 408 full time employees. Swift Operating recognized costs associated with the closure of $3.1 million in one-time severance ($2.5 million) and plant closure costs ($0.6 million). As of August 28, 2005, remaining costs of $1.9 million are included in accrued liabilities in the accompanying consolidated balance sheet. It is expected that these liabilities will be paid dring the second quarter of fiscal 2006. Management completed an analysis under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which indicated no impairment of the asset group’s long-lived assets as of August 28, 2005. Prior to completing this analysis, Management had anticipated and disclosed a potential writedown of $7.0 million to $9.0 million. Management is currently investigating several different options for the future of the idled assets.
Discontinued Operations
     On February 19, 2005 Australia Meat Holdings Pty. Ltd., a wholly owned subsidiary of Swift Operating, entered into definitive agreements to sell its Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”), in two related transactions. The purchaser of the manufacturing assets was OSI International Foods (Australia) Pty. Ltd., a wholly owned subsidiary of US based OSI Group, LLC. The purchaser of the distribution assets was McKey Distribution Pty. Ltd., a wholly owned subsidiary of US based Keystone Foods, Inc. The value of the combined transaction, which closed on April 3, 2005, was approximately $83.4 million consisting of cash and assumed liabilities. FJ Walker was included in the results of operations of the Swift Australia operating segment. The sale of FJ Walker resulted in a gain on disposal of $36.9 million before taxes of $14.0 million.
     The results of operations of FJ Walker include $106.3 million of net sales and $1.3 million of pretax income which is presented as discontinued operations in the condensed, consolidated financial statements for the 13 weeks ended August 29, 2004, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144.
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
     The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 29, 2005 and August 28, 2005, the fair value of derivatives recognized within other current assets was $6.5 million and $2.3 million, respectively. The fair value of derivatives recognized within accrued liabilities was $2.0 million and $2.6 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the thirteen weeks ended August 29, 2004 and August 28, 2005 Swift Operating recognized, in interest expense, an increase in fair value of $2.6 million and a decrease in fair value of $0.6 million, respectively, related to the swap. At May 29, 2005 and August 28, 2005, the fair value of the interest rate swap recognized within accrued liabilities was $1.7 million and $2.3 million, respectively.

     During fiscal 2004, Swift Operating began a policy of entering into forward contracts to hedge its exposure to gains and losses related to the currency impacts of US dollar denominated revolving intercompany borrowings with its Australian subsidiary. Changes in the fair value of these contracts are recorded in the statements of earnings as an offset to translation gains or losses on intercompany borrowings.
     As of May 29, 2005 and August 28, 2005, the balance reflected in accumulated other comprehensive income was a $0.1 million net of tax loss and a $0.1 million net of tax loss, respectively. Swift Operating anticipates losses of $0.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.
     Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond Swift Operating’s control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of August 28, 2005, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through March 2006. As of August 28, 2005, Swift Operating had derivative positions in place covering approximately less than 1% of its anticipated need for livestock and derivative positions in place to cover 12% of natural gas consumption. Due to world oil market volatility, Swift Operating’s natural gas positions failed correlation under SFAS No. 133 during the thirteen weeks ended August 28, 2005 and have been marked to market effective August 28, 2005.
NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS
     The major components of debt are as follows (in thousands):

	May 29,	August 28,
	2005	2005
Short-term debt :
Revolving credit facility (a)	$50,000	$50,000
Current portion of installment notes payable	350	200
Current portion of capital lease obligations	1,132	1,157

Current portion of long-term debt	51,482	51,357

Long-term debt:
Revolving credit facility	152,000	127,000
Senior notes due 2009, net of unamortized discount	257,256	257,878
Senior notes due 2010, net of unamortized discount	104,749	104,762
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	11,442	11,519
Long-term capital lease obligations	18,077	17,778

Long-term debt, less current portion	693,524	668,937

Total debt	$745,006	$720,294

     (a) Swift Holdings anticipates approximately $50.0 million of the revolving credit facility to be paid during the next 12 months based on management’s review of cash flow expectations for the full year.
     As of August 28, 2005, Swift Operating had approximately $177.0 million of secured debt outstanding, approximately $34.9 million of outstanding letters of credit, and approximately $338.1 million of availability under its revolving credit facility.

     A summary of the components of interest expense is presented below (in thousands):

		Thirteen Weeks
	Thirteen Weeks	Ended
	Ended	August 28,
	August 29, 2004	2005
Interest on:
Revolving credit facility (approximately 7.8% and 5.3%)(i)	$1,255	$3,085
Term loan facility (approximately 4.6%) (i)	2,294	—
Senior notes due 2009 (10.125% rate)	6,747	6,747
Senior notes due 2010 (12.00% rate) (ii)	—	3,104
Senior subordinated notes (12.50% rate)	4,662	4,662
Capital lease interest	415	418
Other miscellaneous interest charges	140	157
Interest rate swap	(2,442)	586
Amortization of deferred financing costs	1,616	1,598
Amortization of original issue discount	622	635
Less: Capitalized interest	(73)	(107)
Interest income	(205)	(385)

Total interest expense	$15,031	$20,500

(i)	On May 26, 2005, Swift Operating entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The original credit facility included a term loan facility which was converted to the revolving credit facility under the Amended Credit Agreement.

(ii)	The senior notes due 2010 are guaranteed by Swift Foods.
     Guarantee of Debt of Indirect Parent — On March 11, 2005, Swift Foods issued $75.0 million of 10.25% convertible senior subordinated notes. The convertible notes are guaranteed by Swift Holdings.
     Financial Covenants — Swift Operating’s senior credit facilities contain financial covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.
NOTE 4. RELATED PARTY TRANSACTIONS
     Purchases and Sales with ConAgra Foods — In connection with the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods. Net sales to these parties, which are included in net sales in the statements of earnings, were $193.0 million for the thirteen weeks ended August 29, 2004. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in the statements of earnings, were $173.3 million for the thirteen weeks ended August 29, 2004. These amounts include purchases made under the Cattle Supply Agreement referred to below. ConAgra Foods ceased to be a related party with Swift Operating on September 23, 2004 due to the exercise of the Call Option (see Note 1).
     Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly. Selling, general and administrative expenses for the thirteen weeks ended August 29, 2004 and August 28, 2005 include $0.7 million and $0.6 million, respectively, related to this agreement.
     Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and the entity that operated the domestic cattle feeding operations acquired from ConAgra Foods (“Monfort”), entered into a live cattle supply agreement (“Cattle Supply Agreement”) pursuant to which Swift Beef agreed to purchase all of the cattle produced by the domestic cattle feeding operations from such entity for processing at facilities owned by Swift Beef. The Cattle Supply Agreement terminated on September 19, 2004, the maturity date of the term loan and revolving credit facility between the domestic cattle feeding operations and ConAgra Foods. For the thirteen weeks ended August 29, 2004, Swift Beef paid $167.5 million, under this agreement, which amount is included in cost of goods sold in the statements of earnings.
     On September 24, 2004, the common stock of Monfort was tendered to ConAgra Foods in full settlement of, and release from, all outstanding obligations under Monfort’s credit facility. The settlement included an agreement to continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots was finished and delivered to Swift Beef’s processing facilities, or December 31, 2004, whichever was earlier. The former feedlots supplied approximately 40% of the Greeley plant’s historical processing needs, while the remaining 60% was provided by unrelated third parties.

     By-Products Marketing Agreement — On October 8, 2003, Swift Operating entered into a by-products marketing agreement (the “Marketing Agreement”) with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating sells to CTG certain by-products resulting from its processing of cattle and hogs in its US operations at prices in accordance with the agreement. The term of the agreement commenced May 26, 2003 and will terminate on May 31, 2009. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased based on a sliding scale. The consolidated statement of earnings for the thirteen weeks ended August 29, 2004 includes $0.7 million of income related to this agreement. CTG ceased to be a related party with Swift Operating on September 23, 2004, due to the Call Option (see Note 1).
     On October 8, 2003, Swift Operating entered into a separate agreement for by-products marketing of its Australian operations with CTG pursuant to which Swift Operating sells certain by-products resulting from its processing of cattle at prices in accordance with the agreement. In addition, Swift Operating received the right to continue utilizing the existing business name “CTG Rendered Products” for by-products in Australia and New Zealand. The term of the agreement commenced May 26, 2003 and will terminate on May 31, 2009. The consolidated statement of earnings for the thirteen weeks ended August 29, 2004 includes $0.3 million of income related to this agreement. CTG ceased to be a related party with Swift Operating on September 23, 2004, due to the Call Option (see Note 1).
     Indemnity Side Letter — In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction, and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. Swift Operating has a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represents additional claims from customers seeking reimbursement for recall related costs.
     Dividends to Parent Company — The Board of Directors of Swift Operating paid a dividend of $6.8 million during the first quarter of fiscal 2006 in connection with the departure of its chief executive officer and president. The payment resulted in a reduction of additional paid in capital of $6.8 million in fiscal 2005. The dividend was subsequently distributed to Swift Foods to fund Swift Foods’ repurchase of Swift Foods’ common stock and options held by the former chief executive officer and president.
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

     On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek an estimated $4.51 million in actual damages against Swift Beef under various causes of action, including restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. On June 4, 2004, the court granted plaintiffs’ motion for class certification. The court has set the case for trial in April 2006, and it has set interim deadlines by which the plaintiffs must send notice to all class members and by which the parties must complete fact and expert discovery and submit pretrial motions and materials to the court. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities to the extent such damages together with any other indemnifiable claims under the acquisition agreement entered into to effect the Transaction exceed a minimum threshold of $7.5 million. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.
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
NOTE 6. BUSINESS SEGMENTS
     Swift Operating is organized into three reportable segments, Swift Beef, Swift Pork and Swift Australia. Segment operating performance is evaluated by the Chief Operating Decision Maker (“CODM”) based on Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Certain reclassifications have been made to the prior periods’ reporting segment presentation to conform to the way in which the CODM currently views Swift Operating in evaluating the financial performance of the operating segments.
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
     Swift Australia — The majority of Swift Australia’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats and other products. Approximately 75% of the beef product sold by Swift Australia is derived from grass-fed animals. The remainder of Swift Australia’s beef products are derived from grain-fed animals that are sold primarily to Japan. Other sales are derived from our foods division, which produces value-added meat products including pizza toppings for Pizza Hut and meat patties for McDonalds. FJ Walker, a portion of the foods division that supplies McDonalds, was sold in April 2005 and is reported as discontinued operations as discussed in Note 1. Accordingly, the segment amounts for Swift Australia presented below have been adjusted to exclude the results of FJ Walker for the thirteen weeks ended August 29, 2004. The remaining sales are derived from its wholesale business which sells and distributes boxed meat products to brokers who in turn resell those products to end customers.

     Corporate and Other — This line item includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process.
     The following table presents segment results for the thirteen weeks ended August 29, 2004 and August 28, 2005 (in thousands):

	Thirteen Weeks
	Ended	Thirteen Weeks Ended
	August 29, 2004	August 28, 2005
Net sales
Swift Beef	$1,471,087	$1,403,932
Swift Pork	600,226	522,672
Swift Australia	460,365	501,771
Corporate and Other	(9,034)	(11,464)

Total	$2,522,644	$2,416,911

Depreciation and amortization
Swift Beef	$12,255	$11,098
Swift Pork	4,684	4,959
Swift Australia	3,606	4,134
Corporate and Other	—	—

Total	$20,545	$20,191

EBITDA
Swift Beef	$(14,383)	$4,071
Swift Pork	43,821	16,062
Swift Australia	41,894	8,924
Corporate and Other	(3)	—

Total	71,329	29,057

Interest expense	(15,031)	(20,500)
Depreciation and amortization	(20,545)	(20,191)

Total income (loss) before income taxes	$35,753	$(11,634)

     Total assets by segment are as follows (in thousands):

	May 29, 2005	August 28, 2005
Total assets
Swift Beef	$735,232	$725,140
Swift Pork	299,285	274,620
Swift Australia	556,094	529,315
Corporate, Other and Eliminations	50,163	26,834

Total	$1,640,774	$1,555,909

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
     The following condensed financial statements set forth Swift Operating’s balance sheets as of May 29, 2005 and August 28, 2005 and Swift Operating’s statements of earnings and cash flows for the thirteen weeks ended August 29, 2004 and August 28, 2005. Effective with the date of the Transaction, the senior notes and the senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information is presented under the following column headings: Parent Guarantor, Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors. “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of Swift Operating, which include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.
     All of the Subsidiary Guarantors are wholly-owned subsidiaries of Swift Operating and their guarantees are full and unconditional, and joint and several. There are no provisions in the indentures governing the senior notes or the senior subordinated notes or other existing agreements that would prevent holders of guaranteed obligations from taking immediate action against the Parent Guarantor or any Subsidiary Guarantor in the event of default. The ability of the Subsidiary Guarantors to pay dividends or make loans or other payments to Swift Operating depends on their earnings, capital requirements and general financial condition. The senior credit facilities and the indentures governing the senior notes and the senior subordinated notes limit the ability of Swift Operating and its subsidiaries to restrict the ability of the Subsidiary Guarantors to pay dividends or make loans or other advances to Swift Operating, subject to applicable laws and regulations and future agreements to which the Subsidiary Guarantors may be a party. The Parent Guarantor is a holding company with no operations of its own, and its assets consist of financing costs associated with and the capital stock of, Swift Operating. Consequently, its ability to pay amounts under its guarantee depends on the earnings and cash flows of Swift Operating and its subsidiaries and the ability of these entities to pay dividends or advance funds to the Parent Guarantor.
     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction, for the thirteen weeks ended August 29, 2004 and August 28, 2005, amounts of $3.3 million and $2.6 million, respectively, were reflected as interest expense of the Subsidiary Non-Guarantors. Corresponding interest income of $3.3 million was reflected for Swift Operating for the thirteen weeks ended August 29, 2004, and $2.6 million, was reflected for the Subsidiary Guarantors, for the thirteen weeks ended August 28, 2005 in the accompanying statements of earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MAY 29, 2005
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

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
August 28, 2005
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
	ASSETS

Current assets:
Cash and cash equivalents	$—	$46,078	$1,285	$6,194	$—	$53,557
Accounts receivables, net	—	3,542	294,434	79,838	(4,258)	373,556
Inventories	—	—	299,945	158,306	—	458,251
Other current assets	—	10,836	15,302	1,735	—	27,873

Total current assets	—	60,456	610,966	246,073	(4,258)	913,237
Property, plant and equipment, net	—	2	392,129	165,826	—	557,957
Intercompany receivable	6,042	798,471	—	—	(804,513)	—
Goodwill	—	—	12,681	21,104	—	33,785
Other intangibles, net	—	—	18,501	6,085	—	24,586
Other assets	3,259	102,837	528	4,644	(84,924)	26,344
Net investment and advances in subsidiaries	414,132	169,965	—	—	(584,097)	—

Total assets	$423,433	$1,131,731	$1,034,805	$443,732	$(1,477,792)	$$1,555,909

	LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$—	$50,200	$1,157	$—	$—	$51,357
Accounts payable	3,635	8,395	134,238	62,274	—	208,542
Intercompany payable	—	—	788,527	15,986	(804,513)	—
Accrued liabilities	5.642	75,166	86,916	64,891	(4,258)	228,357

Total current liabilities	9,277	133,761	1,010,838	143,151	(808,771)	488,256
Long-term debt, excluding current portion	104,762	546,397	17,778	84,924	(84,924)	668,937
Other noncurrent liabilities	—	37,441	40,352	11,529	—	89,322

Total liabilities	114,039	717,599	1,068,968	239,604	(893,695)	1,246,515
Commitments and contingencies	—	—	—	—	—	—
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	263,091	367,829	—	—	(367,829)	263,091

Retained earnings	(2,786)	(2,786)	(34,133)	65,794	(28,875)	(2,786)
Accumulated other comprehensive income	49,089	49,089	(32)	63,334	(112,391)	49,089

Total stockholder’s equity	309,394	414,132	(34,163)	204,128	(584,097)	309,394

Total liabilities and stockholder’s equity	$423,433	$1,131,731	$1,034,805	$443,732	$(1,477,792)	$1,555,909

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS

	Thirteen Weeks Ended August 29, 2004
	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$2,161,246	$361,398	$—	$2,522,644
Cost of goods sold	—	—	2,119,598	317,499	—	2,437,097

Gross profit	—	—	41,648	43,899	—	85,547

Selling, general and administrative	—	—	27,642	7,165	—	34,807
Translation (gains) losses	—	—	1	(45)	—	(44)
Interest expense (income)	—	(3,253)	14,184	4,100	—	15,031

	—	(3,253)	41,827	11,220	—	49,794
Income (loss) from continuing operations before income taxes	—	3,253	(179)	32,679	—	35,753

Income tax expense (benefit)	—	3,288	(141)	9,804	—	12,951

Income (loss) from continuing operations before equity in earnings of unconsolidated subsidiaries	—	(35)	(38)	22,875	—	22,802
Income from discontinuing operations, net of tax	—	—	—	937	—	937
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	(35)	(38)	23,812	—	23,739
Equity in earnings of unconsolidated subsidiaries	23,739	23,774	—	—	(47,513)	—

Net income (loss)	$23,739	$23,739	$(38)	$23,812	$(47,513)	$23,739

	Thirteen Weeks Ended August 28, 2005
	(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$2,027,391	$389,520	$—	$2,416,911
Cost of goods sold	—	—	1,990,646	380,341	—	2,370,987

Gross profit	—	—	36,745	9,179	—	45,924

Selling, general and administrative	—	—	30,936	5,915	—	36,851
Translation losses	—	—	4	203	—	207
Interest expense, net	—	—	14,554	5,946	—	20,500

	—	—	45,494	12,064	—	57,558
Loss before income taxes	—	—	(8,749)	(2,885)	—	(11,634)

Income tax expense (benefit)	—	—	2,302	(865)	—	1,437

Loss before equity in earnings of unconsolidated subsidiaries	—	—	(11,051)	(2,020)	—	(13,071)
Equity in earnings of unconsolidated subsidiaries	(13,071)	(13,071)	—	—	26,142	—

Net loss	$(13,071)	$(13,071)	$(11,051)	$(2,020)	$26,142	$(13,071)

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended August 29, 2004
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by operating activities	$—	$5,713	$12,498	$49,349	$—	$67,560

Cash flows from investing activities:
Additions to property, plant and equipment	—	—	(2,382)	(5,404)	—	(7,786)
Proceeds from sales of property, plant, and equipment	—	—	220	—	—	220

Notes receivable and other items	—	33,070	—	—	(33,000)	70

Net cash flows provided by (used in) investing activities	—	33,070	(2,162)	(5,404)	(33,000)	(7,496)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	—	—	—	—
Payments of long-term debt	—	(588)	(566)	(33,057)	33,000	(1,211)
Change in overdraft balances	—	184	(4,469)	(15,633)	—	(19,918)
Net investments and advances/(distributions)	—	3,026	(5,966)	2,940	—	—

Net cash flows provided by (used in) financing activities	—	2,622	(11,001)	(45,750)	33,000	(21,129)

Effect of exchange rates on cash	—	—	—	790	—	790

Net change in cash and cash equivalents.	—	41,405	(665)	(1,015)	—	39,725

Cash and cash equivalents, beginning of period	—	87,390	2,441	10,424	—	100,255

Cash and cash equivalents, end of period	$—	$128,795	$1,776	$9,409	$—	$139,980

	Thirteen Weeks Ended August 28, 2005
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by operating activities	$3,104	$6,810	$2,525	$23,397	$—	$35,836

Cash flows from investing activities:
Additions to property, plant and equipment	—	(2)	(5,075)	(4,825)	—	(9,902)
Proceeds from sales of property, plant and equipment	—	—	1,429	16	—	1,445

Investment activity with subsidiaries	—	25,085	—	—	(25,085)	—

Notes receivable and other items	—	113	—	—	—	113

Net cash flows provided by (used in) investing activities	—	25,196	(3,646)	(4,809)	(25,085)	(8,344)

Cash flows from financing activities:
Payments of long-term debt	—	(25,073)	(274)	—	—	(25,347)
Change in overdraft balances	—	1,260	(21,476)	(866)	—	(21,082)
Dividend paid	—	(6,818)	—	(25,085)	25,085	(6,818)
Net investments and advances/(distributions)	(3,104)	(23,770)	22,564	4,310	—	—

Net cash flows provided by (used in) financing activities	(3,104)	(54,401)	814	(21,641)	25,085	(53,247)

Effect of exchange rates on cash	—	—	—	(36)	—	(36)

Net change in cash and cash equivalents.	—	(22,395)	(307)	(3,089)	—	(25,791)

Cash and cash equivalents, beginning of period	—	68,473	1,592	9,283	—	79,348

Cash and cash equivalents, end of period	$—	$46,078	$1,285	$6,194	$—	$53,557

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
     This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans, and strategies or anticipated events, and similar statements concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live cattle, hogs, raw materials and supplies, food safety, livestock disease, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, compliance with covenants of loan agreements, the cost of compliance with environmental and health standards, adverse results from on-going litigation and the actions of domestic and foreign governments. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of Swift Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 19, 2005 and which should be read in conjunction with this report.
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
Critical Accounting Policies
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended May 29, 2005. We have made no changes to those policies during the thirteen weeks ended August 28, 2005.
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
     The pork business has similar seasonal cycles, but in different months. It takes an average 11 months from conception for a hog to reach market weight. Generally, sows are less productive in summer months resulting in fewer hogs available in the spring and early summer, which causes prices of hogs and boxed pork to rise, but production to fall. Historically, the highest demand for pork occurs from October to March, as hog availability and holiday occasions increase the demand for hams, tenderloins and other higher value pork products. However, following the December 23, 2003 BSE (bovine spongiform encephalopathy) incident, consumer demand for pork remained consistently strong, driven in part, by international border closures to beef exports and an increase in the US consumers’ interest in high protein diets.
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
     Between December 24, 2003 and early August 2005, approximately 26 countries had reopened their borders to allow for the import of US beef.
     In July 2005, the United States Court of Appeals for the Ninth Circuit overturned a preliminary injunction issued in March 2005 by the United States District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle, and resulted in the immediate reopening of the border to live cattle imports of cattle under the age of 30 months. The Plaintiffs have appealed for a rehearing before the full Court of Appeals.
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

Thirteen Weeks Ended August 29, 2004	Swift Beef	Swift Pork	Swift Australia	Corporate & Other	Total
(in thousands)
EBITDA	$(14,383)	$43,821	$41,894	$(3)	$71,329
Interest (expense) income	(7,458)	(6,758)	(4,068)	3,253	(15,031)
Depreciation and amortization	(12,255)	(4,684)	(3,606)	—	(20,545)

Income (loss) from continuing operations before income taxes — GAAP	$(34,096)	$32,379	$34,220	$3,250	$35,753

Thirteen Weeks Ended August 28, 2005	Swift Beef	Swift Pork	Swift Australia	Corporate & Other	Total
(in thousands)
EBITDA	$4,071	$16,062	$8,924	$—	$29,057
Interest expense, net	(10,511)	(4,043)	(5,946)	—	(20,500)
Depreciation and amortization	(11,098)	(4,959)	(4,134)	—	(20,191)

Income (loss) before income taxes — GAAP	$(17,538)	$7,060	$(1,156)	$—	$(11,634)

	Last Twelve Months (“LTM”) EBITDA
	(in thousands)
	Thirteen Weeks Ended	Fiscal Year Ended	Thirteen Weeks Ended	LTM Ended
Total Swift & Company	August 29, 2004	May 29, 2005	August 28, 2005	August 28, 2005 (a)
EBITDA	$71,329	$162,985	$29,057	$120,713
Interest expense, net	(15,031)	(80,229)	(20,500)	(85,698)
Depreciation and amortization	(20,545)	(83,533)	(20,191)	(83,179)

Income (loss) before income taxes — GAAP	$35,753	$(777)	$(11,634)	$(48,164)

Swift Beef
EBITDA	$(14,383)	$(65,132)	$4,071	$(46,678)
Interest expense, net	(7,458)	(38,895)	(10,511)	(41,948)
Depreciation and amortization	(12,255)	(47,695)	(11,098)	(46,538)

Loss before income taxes — GAAP	$(34,096)	$(151,722)	$(17,538)	$(135,164)

Swift Pork
EBITDA	$43,821	$122,091	$16,062	$94,332
Interest expense, net	(6,758)	(35,528)	(4,043)	(32,813)
Depreciation and amortization	(4,684)	(19,219)	(4,959)	(19,494)

Income before income taxes — GAAP	$32,379	$67,344	$7,060	$42,025

Swift Australia
EBITDA	$41,894	$106,044	$8,924	$73,074
Interest expense, net	(4,068)	(17,525)	(5,946)	(19,403)
Depreciation and amortization	(3,606)	(16,619)	(4,134)	(17,147)

Income (loss) before income taxes — GAAP	$34,220	$71,900	$(1,156)	$36,524

Corporate and Other
EBITDA	$(3)	$(18)	$—	$(15)
Interest income	3,253	11,719	—	8,466
Depreciation and amortization	—	—	—	—

Income before income taxes — GAAP	$3,250	$11,701	$—	$8,451

(a)	This column is derived by deducting the thirteen weeks ended August 29, 2004, from the fiscal year ended May 29, 2005, and adding the thirteen weeks ended August 28, 2005.
Results of Operations
  Thirteen weeks ended August 28, 2005 compared to thirteen weeks ended August 29, 2004
     Net Sales. Net sales for the thirteen weeks ended August 28, 2005 decreased $105.7 million, or 4.2%, as compared to the thirteen weeks ended August 29, 2004, primarily reflecting net sales declines of 4.6% for Swift Beef and 12.9% for Swift Pork, partially offset by a net sales increase of 9.0% for Swift Australia. Included in the Australian increase in selling prices is the benefit of an increase in the Australian dollar to US dollar exchange rate of approximately 7.5% from the comparative thirteen weeks of the prior fiscal year.
     Cost of Goods Sold. Cost of goods sold decreased $0.1 million, or 2.7%, for the thirteen weeks ended August 28, 2005 as compared to the thirteen weeks ended August 29, 2004 due to 4.4% lower raw material costs driven by 5.8% lower volume. Overall, volume adjusted material cost increased 10.4% as a result of the tight livestock supply experienced by Swift Australia. The current thirteen week period was also impacted by 8.6% higher labor associated with new labor contracts as well as costs associated with the Nampa plant closure. In addition, the current thirteen week period was impacted by 8.9% higher utility and transportation costs associated with overall energy inflation. US beef industry cattle prices continue to struggle to reach equilibrium largely due to the continued difficulty identifying alternative markets for many products which had been exported prior to the December 2003 border closings as a result of BSE. As noted above, Australian results were impacted by an increase in the Australian dollar to US dollar exchange rate of approximately 7.5% from the comparative thirteen weeks of the prior fiscal year.

     Gross margin percentages. Gross margin percentages (gross profit as a percent of net sales) were 1.9% for the thirteen weeks ended August 28, 2005 as compared to 3.4% for the prior thirteen weeks. The decrease in gross margin percentage primarily reflects higher overall selling prices that were more than offset by increased material, labor, utility and transportation costs.
     Selling, General and Administrative. Selling, general and administrative expenses were $36.9 million for the thirteen weeks ended August 28, 2005 as compared to $34.8 million for the thirteen weeks ended August 29, 2004. These expenses increased by $2.0 million, or 5.9%, as a result of increased professional fees associated with process improvement initiatives and preparation efforts to comply with Section 404 requirements of the Sarbanes-Oxley Act of 2002.
     Interest Expense. Interest expense for the thirteen weeks ended August 28, 2005 was $20.5 million as compared to $15.0 million during the period ended August 29, 2004. The increase is due to a $2.4 million gain in fair value of a fixed to variable rate interest rate swap recorded in the thirteen weeks ended August 29, 2004. Also, the thirteen weeks ended August 28, 2005 included $3.1 million in interest expense relating to the Senior Note which was issued on March 11, 2005. For more information see the “Liquidity and Capital Resources” discussion.
     Other Items. Our results were impacted by a translation loss of $0.2 million and a nominal gain for the quarters ended August 28, 2005 and August 29, 2004, respectively. These gains and losses related to US dollar denominated intercompany borrowings by Swift Australia. Swift Operating has a policy of entering into forward contracts to hedge our exposure on intercompany borrowings with our Australian subsidiary. Changes in fair value of these contracts have been recorded in the statement of earnings as an offset to translation gains or losses on intercompany borrowings.
     Income Taxes. For the thirteen weeks ended August 28, 2005 our effective tax rate was approximately (12.35)% as compared to the thirteen weeks ended August 29, 2004, for which our effective tax rate was approximately 36%. The decrease in effective rate was due largely to the company’s change in treating current earnings of certain foreign subsidiaries to be indefinitely reinvested (See Note 1 “Description of Business and Basis of Presentation” to our consolidated financial statements included in Item 1 of this Form 10-Q).
Segment Results
     The following table presents segment results for the thirteen weeks ended August 29, 2004 and August 28, 2005 (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Sales	Volume	Average Sales Price
	August 29, 2004	August 28, 2005	Change	Change	Change
Net sales
Swift Beef	$1,471,087	$1,403,932	$(67,155)	(4.4)%	(0.1)%
Swift Pork	600,226	522,672	(77,554)	(6.0)%	(7.4)%
Swift Australia	460,365	501,771	41,406	(8.3)%	18.6%
Corporate and Other	(9,034)	(11,464)	(2,430)	N/A	N/A

Total	$2,522,644	$2,416,911	$(105,733)	(5.8)%	7.8%

Depreciation and amortization
Swift Beef	$12,255	$11,098
Swift Pork	4,684	4,959
Swift Australia	3,606	4,134
Corporate and Other	—	—

Total	$20,545	$20,191

EBITDA (1)
Swift Beef	$(14,383)	$4,071
Swift Pork	43,821	16,062
Swift Australia	41,894	8,924
Corporate and Other	(3)	—

Total	71,329	29,057

Interest expense, net	(15,031)	(20,500)
Depreciation and amortization	(20,545)	(20,191)

Total income (loss) from continuing operations before income taxes	$35,753	$(11,634)

(1)	See “Selected Unaudited Financial Data” above for additional information reconciling segment EBITDA to income before income taxes.

  Thirteen weeks ended August 28, 2005 compared to thirteen weeks ended August 29, 2004
  Swift Beef
     Net Sales. Net sales of Swift Beef were $1,403.9 million for the thirteen weeks ended August 28, 2005 as compared to $1,471.1 million for the thirteen weeks ended August 29, 2004. The sales decrease of $67.2 million, or 4.6%, reflects nominally lower selling prices on 4.4% lower volumes as a result of the price competition from lower priced Canadian boxed beef.
     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $11.1 million for the thirteen weeks ended August 28, 2005 as compared to $12.3 million for the thirteen weeks ended August 29, 2004. The decrease of $1.2 million, or 9.4%, resulted primarily from the impact of lower amortization on the Preferred Supplier Agreement based on a change in the estimate of the economic benefit period (See Note 1 “Description of Business and Basis of Presentation” to our consolidated financial statements included in Item 1 of this Form 10-Q). Depreciation also decreased slightly as a result of certain assets becoming fully depreciated as compared to the impact of assets placed in service.
     EBITDA. EBITDA of Swift Beef was $4.1 million for the thirteen weeks ended August 28, 2005 as compared to $(14.4) million for the thirteen weeks ended August 29, 2004. The increase of $18.5 million, or 128.3%, reflected 7.7% lower raw material costs partially offset by a 4.6% decrease in beef sales as discussed above. US Beef live cattle prices continue at high levels relative to the selling prices of the finished goods, specifically offal and variety meats items formerly sold into export markets.
     Gross margin percentages (gross profit as a percent of net sales) were 0.9% for the thirteen weeks ended August 28, 2005 as compared to (0.7)% for the thirteen weeks ended August 29, 2004. The increase in gross margin is a result of the lower raw material costs being somewhat offset by higher labor, utility and transportation costs.
  Swift Pork
     Net Sales. Net sales of Swift Pork were $522.7 million for the thirteen weeks ended August 28, 2005 as compared to $600.2 million for the thirteen weeks ended August 29, 2004. The decrease of $77.6 million, or 12.9%, reflected a 6.0% decrease in sales volume on 7.4% lower average selling prices. Decreases in selling prices and volumes were partially attributable to deterioration in demand due in part to a return to normal seasonal patterns as well as increased competition in the marketplace from lower priced previously inventoried frozen product.
     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $5.0 million for the thirteen weeks ended August 28, 2005 as compared to $4.7 million for the thirteen weeks ended August 29, 2004. The increase of $0.3 million, or 5.9%, resulted primarily from the impact of depreciation on assets placed in service, partially offset by the impact of assets fully depreciated.
     EBITDA. EBITDA of Swift Pork was $16.1 million for the thirteen weeks ended August 28, 2005 as compared to $43.8 million for the thirteen weeks ended August 29, 2004. The decrease of $27.8 million, or 63.3%, reflected a 6% decrease in sales volume compounded by a 7.4% decrease in pork sales, slightly offset by a raw material cost decrease of 6.3%.
     Gross margin percentages (gross profit as a percent of net sales) were 4.3% for the thirteen weeks ended August 28, 2005 and 8.5% for the thirteen weeks ended August 29, 2004. The decrease in gross margin percentage reflected the decreased spread between selling price and raw material cost per pound due to declines in demand resulting in the deterioration of the pricing benefit pork has enjoyed from the continued high boxed beef selling prices.

  Swift Australia
     Net Sales. Net sales of Swift Australia were $501.8 million for the thirteen weeks ended August 28, 2005 compared to $460.4 million for the thirteen weeks ended August 29, 2004. The increase in net sales of $41.4 million, or 9.0%, is primarily the result an 18.6% increase in sales prices being offset by an 8.3% decrease in volume. The continent of Australia has been experiencing an unusual amount of rain throughout the thirteen weeks ending August 28, 2005. This has adversely impacted the Australian beef industry by making grass fed animals (which constitute the majority of Swift’s Australia production) inaccessible due to poor road conditions. Additionally, producers of grass fed livestock are holding onto livestock longer as they prefer to allow their livestock to continue to feed (to promote weight gain) before slaughter at minimal incremental cost. The sales price increases benefited from the 7.5% increase in the Australian dollar to US dollar exchange rate from the comparative thirteen weeks of the prior fiscal year.
     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $4.1 million for the thirteen weeks ended August 28, 2005 compared to $3.6 million for the thirteen weeks ended August 29, 2004. The increase of $0.5 million, or 14.6%, resulted primarily from the impact of depreciation on assets placed in service, partially offset by the impact of assets fully depreciated and the exchange rate change discussed above.
     EBITDA. EBITDA of Swift Australia was $8.9 million for the thirteen weeks ended August 28, 2005 as compared to $41.9 million for the thirteen weeks ended August 29, 2004. The decrease of $33.0 million, or 78.7%, was a result of decreased gross margin, with higher material costs of 20.0% discussed above outweighing a 18.8% increase in volume adjusted net sales. Included in the increase in revenues and livestock prices is an average increase in the Australian dollar to US dollar exchange rate of 7.5%.
     Gross margin percentages (gross profit as a percent of net sales) decreased to 2.2% in the thirteen weeks ended August 28, 2005 as compared to 9.9% for the thirteen weeks ended August 29, 2004 due to the higher material costs offsetting the increased revenues.
Recent Developments
     In July 2005, the United States Court of Appeals for the Ninth Circuit overturned a preliminary injunction issued in March 2005 by the United States District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle, and resulted in the immediate reopening of the border to live cattle imports of cattle under the age of 30 months. The Plaintiffs have appealed for a rehearing before the full Court of Appeals.
     While Hurricane Katrina did impact several of our customers in late August and early September of 2005, we are currently evaluating impacts on us and do not expect them to exceed $200 thousand, primarily related to receivables from customers on the Gulf Coast outstanding at the time of the Hurricane.
Liquidity and Capital Resources
  Internal Sources of Liquidity
     Our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our revolving credit facility. As of August 28, 2005, we had working capital of $425.0 million compared to $448.4 million at May 29, 2005. The decrease is primarily due to reductions in cash and inventory balances offset by decreases in accounts and dividend payable. The reduction in cash is due primarily to paying down the outstanding revolver balance by $25.0 million during the quarter.
     We believe that cash flows from operations and availability under our revolving credit facility will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt and fund capital expenditures. At August 28, 2005, we had capital projects in progress that will require approximately $28.6 million to complete. Capital spending for fiscal 2006 is expected to approximate $70.0 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities.
     Operating Activities. Net cash provided by operating activities decreased $31.7 million for the thirteen weeks ended August 28, 2005 as compared to the thirteen weeks ended August 29, 2004. The decrease is attributable to lower overall selling prices coupled with continued high livestock prices and higher energy and labor costs. These resulted in a significant reduction in net income and therefore cash received from operations.

     Investing activities. Cash used in investing activities totaled $8.3 million for the thirteen weeks ended August 28, 2005 as compared to $7.5 million for the thirteen weeks ended August 29, 2004. The increase in cash used is the result of higher capital expenditures partially offset by an increase in cash proceeds from sales of assets. Capital expenditures are primarily for growth projects including an expansion at our Beef City plant in Australia and our pork plant in Marshalltown, Iowa.
     Financing activities. For the thirteen weeks ended August 28, 2005, cash used in financing activities was $53.2 million as compared to cash used in financing activities of $21.1 million for the thirteen weeks ended August 29, 2004. The increase in cash used was the result of payments of $25.0 million made on the outstanding revolver balance and the payment of a dividend that was declared in the fourth quarter of fiscal 2005.
  External Sources of Liquidity
     Our primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue our growth objectives. To finance our working capital needs, we utilize cash flow from operations and borrow from our existing revolving credit facility in addition to a combination of equity and long-term debt to finance noncurrent assets.
     We have in place a revolving credit facility (expiring in May 2010) of $550.0 million of which $338.1 million was available for borrowing as of August 28, 2005 with major domestic and international banks.
     At August 28, 2005, we had $720.3 million of total debt outstanding as compared to $745.0 million as of May 29, 2005.
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
     We have hog purchase contracts which require the purchase of a minimum of approximately 21.6 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices.
  Bank Covenant Compliance
     Our senior credit facilities contain customary representations and warranties and a financial covenant that requires a minimum ratio of consolidated EBITDA to fixed charges of 1.15 to 1.00, which is only tested if borrowing availability under the agreement is less than $75.0 million. The agreement also contains negative covenants that limit the ability of Swift Operating and its subsidiaries to, among other things:
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

     The restrictions on the ability of Swift Operating and its subsidiaries to enter into capital lease obligations and sale and leaseback transactions, to make loans or investments and to pay dividends and other restricted payments applies only when borrowing availability under the agreement is less than $75.0 million.
     The agreement also contains customary events of default, including failure to perform or observe terms, covenants or agreements included in the agreement, payment of defaults on other indebtedness, defaults on other indebtedness if the effect is to permit acceleration, entry of unsatisfied judgments or orders against a loan party or its subsidiaries, failure of any collateral document to create or maintain a priority lien, change of control and certain sales of the Australian borrowers, and certain events related to bankruptcy and insolvency or environmental matters. If an event of default occurs the lenders may, among other things, terminate their commitments, declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees and exercise remedies under the collateral documents relating to the agreement.
  Recently Issued Accounting Pronouncements
     On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. On April 15, 2005, the Securities and Exchange Commission (“SEC”) issued a rule deferring the effective date for SFAS No. 123R to the first fiscal year beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions and the transition alternatives permitted by SFAS No.123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies upon our adoption of SFAS No. 123R in our fiscal 2007. In March 2005, the SEC issued SAB No. 107 (“SAB 107”). The guidance provided by SAB 107 clarifies certain issues related to the adoption of SFAS 123R by public companies. The bulletin provides the SEC’s views on share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP financial measures, and disclosures for first-time adoption in an interim period. We will evaluate the guidance provided by SAB 107 in conjunction with the adoption of SFAS No. 123R in our fiscal 2007.
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
     In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations and Interpretation of SFAS No. 143. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN No. 47 are effective for accounting for conditional asset retirement obligations no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required, early adoption is encouraged. We will apply the provisions of FIN No. 47 as required upon adoption.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and SFAS Statement No.3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We will apply the provisions of SFAS No. 154 as required upon adoption.
  Income Taxes
     On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. Due to our acquisition of previously taxed income from the Transaction, it is unlikely that we will repatriate earnings under AJCA.
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
     The following table provides the fair value of our open derivative instruments (in thousands):

	May 29, 2005	August 28, 2005
Fair Value:
Cattle and hogs	$6,838	$527
Energy	(527)	1,522
Foreign currency	(152)	(79)
Interest rate swap	(1,664)	(2,250)

Total	$4,495	$(280)

•	Fair value for cattle and hogs was determined using the quoted fair value and was based on our net derivative fair value by commodity.

•	Fair value of energy was determined by using quoted market prices, if available, and was based on our net derivative fair value by commodity.

•	Fair value of foreign currency was determined using quoted market prices and was based on the net derivative fair value.

•	Fair value of the interest rate swap was determined using the quoted market price.

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
     As of August 28, 2005, we had firm contracts to purchase approximately 34% of our anticipated need of cattle for the next 12 months, and we had derivative positions for less than 1% of our anticipated need for cattle and hogs.
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
     Gains and losses from energy derivatives are recognized in the statement of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. Due to world oil market volatility during the last half of the fiscal year 2005 and the first quarter of fiscal year 2006, the company’s natural gas positions failed correlation under SFAS No. 133 and have been marked to market effective May 29, 2005 and August 28, 2005. This resulted in the recognition of approximately $0.5 million loss and $1.5 million gain in mark to market losses in the fiscal year ended May 29, 2005 and the thirteen weeks ended August 28, 2005. As of August 28, 2005, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we had derivative positions for approximately 12% of our annual needs for natural gas.
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
     Gains and losses from foreign currency derivatives are recognized in the statement of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For the thirteen weeks ended August 28, 2005 and August 29, 2004, our foreign currency positions qualify for hedge accounting in accordance with SFAS 133. The ineffective component, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.

Interest Rate Risk
     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks.
     In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. The decrease in fair value, of $0.6 million associated with the change in market value for the current year is recorded within interest expense on the statements of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.
     During the second quarter of fiscal 2004, we entered into a forward contract to hedge our exposure to gains and losses related to currency impacts of revolving intercompany borrowings with our Australian subsidiary. Changes in the fair value of this contract are recorded in the statement of earnings as an offset to translation gains or losses on intercompany borrowings.
     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed-rate and variable rate debt and reviewing other business and financial risks. As of August 28, 2005 the fair value of our floating rate debt was $188.7 million. A 1% change in short-term rates would result in increased or decreased interest expense of approximately $0.5 million.
Sensitivity Analysis
     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the fair value of applicable commodity prices, foreign exchange rates and interest rates and excludes the underlying items that are being hedged.

	May 29, 2005	August 28, 2005
	(in thousands)	(in thousands)
Fair Value:
Cattle and hogs	$6,838	$527
Energy	(527)	1,522
Foreign currency	(152)	(79)
Interest rate swap	(1,664)	(2,250)

Total	$4,495	$(280)

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$(9,895)	$(8,611)
Energy	(1,020)	(593)
Foreign currency	(21,555)	(19,309)
Interest rate swap	(687)	(1,442)

Total	$(33,157)	$(29,955)

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (A) Exhibits
3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (1)

3.2	Bylaws of S&C Holdco 3, Inc. (2)

31.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Furnished herewith

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S & C HOLDCO 3, INC.

By:	/s/ SAM B. ROVIT

Sam B. Rovit
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ DANNY C. HERRON

Danny C. Herron
Chief Financial Officer, Executive Vice President -
Finance & Controls
(Principal Financial and Accounting Officer)
Date: October 7, 2005