Form 10-K/A
period 2005-05-29
S&C HOLDCO 3 INC
filed 2006-01-06
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
None
(Title of class)
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no market for the Registrant’s common stock. As of August 5, 2005, 1,000 shares of the Registrant’s common stock were outstanding.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ or No ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ or No ☐
DOCUMENTS INCORPORATED BY REFERENCE
     None

ANNUAL REPORT ON FORM 10-K
May 29, 2005

EXPLANATORY NOTE
This Amendment to Annual Report on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended May 29, 2005 to amend certain disclosures contained in Part III of the Annual Report on Form 10-K, as filed by S&C Holdco 3, Inc., and its consolidated subsidiaries (the “Registrant”) on August 19, 2005.
Except as otherwise expressly noted herein, this Amendment to Annual Report on Form 10-K/A does not reflect events occurring after the August 19, 2005 filing of our original Annual Report on Form 10-K in any way, except to reflect the changes discussed in the amendment. The Registrant does not undertake to update any item on that Annual Report other than those items set forth below. Accordingly, this amendment should be read in conjunction with the original filing.
As a result of this amendment, the Registrant is also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, the Registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to, the original filing.

PART III
ITEM 11. EXECUTIVE COMPENSATION
  Summary Compensation Table
     The following table sets forth the compensation earned by the Chief Executive Officer of Swift Operating and the four other most highly compensated executive officers (based upon salary plus bonus) who were serving as such for the fiscal year ended May 29, 2005. We refer to these individuals as our “Named Executive Officers.”

						Long-Term
						Compensation
		Annual Compensation				Awards
						Securities
					Other Annual	Underlying	All Other
		Salary		Bonus	Compensation	Options/SARs	Compensation
Name and Principal Position	Year	($)		($)	($)(2)	(#)	($)
John N. Simons, Jr. (1)	2005	$592,580		—	$171,450	7,400,000 (6)	$2,559,667 (3)
Former President and Chief Executive Officer	2004	$652,163		$725,000	$44,628	0	—
	2003	$421,154	(4)	$1,140,000	$15,746	0	—

Dennis R. Henley	2005	$498,558		—	$76,427	2,250,000 (5)	—
Chief Operating Officer and President, North American Red Meats	2004	$449,038		$350,000	$9,904	0	—
	2003	$417,308	(4)	$755,000	$10,446	0	—

Danny C. Herron	2005	$370,577		—	$29,958	1,650,000 (6)	—
Executive Vice President and Chief Financial Officer	2004	$309,807		$236,250	$9,958	0	—
	2003	$194,808	(4)	$380,000	$8,718	0	—

John R. Keir	2005	$258,112		$192,344	$34,050	500,000 (5)	—
Joint Chief Executive Officer of S&C Australia Holdco Pty. Ltd.	2004	$229,402		$109,081	$30,941	0	—
	2003	$125,376	(4)	$383,308	$17,200	0	—

Peter J. White	2005	$229,324		$192,344	$31,365	500,000 (5)	—
Joint Chief Executive Officer of S&C Australia Holdco Pty. Ltd.	2004	$213,163		$109,081	$29,390	0	—
	2003	$116,043	(4)	$383,308	$16,390	0	—

(1)	Mr. Simons served as the President and Chief Executive Officer of Swift Holdings and Swift Operating through April 23, 2005.

(2)	Other Annual Compensation amounts are the value of the employer’s contribution to the 401(k) Savings Plan, stock compensation, and executive’s use of a company owned aircraft for US executives; and employer contributions to a Superannuation Plan, and company provided vehicle usage for Australian executives.

(3)	Amounts shown relate to Mr. Simons’ severance payments described under Employment and Severance Agreements below.

(4)	Amounts shown were paid during the 249 day period from September 19, 2002, the closing date of the Transaction, through May 25, 2003.

(5)	These options were granted in fiscal years 2003 and 2004 and repriced in May 2005.

(6)	These options were granted in fiscal years 2003, 2004 and 2005 and repriced in May 2005.

  Option Grants in Last Fiscal Year
     The following table sets forth information regarding options to purchase shares of common stock of Swift Foods granted to the Named Executive Officers during the fiscal year ended May 29, 2005.

Individual Grants (1)
	Number of		% of Total			Potential Realizable Value at
	Securities		Options/			Assumed Annual Rates of
	Underlying		SARs	Exercise		Stock Price Appreciation for
	Options/		Granted to	or Base		Option Term (2)
	SARs Granted		Employees	Price	Expiration
Name	(#)		in Fiscal Year	($/Sh)	Date	5%	10%
John N. Simons Jr. (7)	6,400,000	(3)(6)(7)	29%	$0.14	9/19/2012	$8,244,703	$11,944,340
	1,000,000	(4)(6)	5%	$1.14	10/3/2012	$290,947	$873,753
Dennis R. Henley	2,250,000	(3)(6)	10%	$0.14	9/19/2012	$2,898,528	$4,199,182
Danny C. Herron	1,250,000	(3)(6)	6%	$0.14	9/19/2012	$1,610,293	$2,332,879
	400,000	(5)(6)	2%	$1.25	1/25/2015	$140,700	$503,990
John R. Keir	500,000	(3)(6)	2%	$0.14	9/19/2012	$644,117	$933,152
Peter J. White	500,000	(3)(6)	2%	$0.14	9/19/2012	$644,117	$933,152

(1)	All options are granted at the common stock’s estimated fair value on the grant date, and each grant has an expiration date as specified in the table. All options vest in the event of a change in control. The option price may be paid in cash, by surrendering shares owned for more than six months, or through irrevocable instructions to a broker to deduct the option price from the proceeds of the sale.

(2)	These amounts represent certain assumed rates of appreciation only and are based on independent third party valuations of Swift Foods common stock. Actual gains, if any, on stock option exercises will depend on the future market for Swift Foods stock and the price at which it can be sold.

(3)	These options were granted in fiscal year 2003 or fiscal year 2004 and were repriced from $1.00 to $0.14 in May 2005.

(4)	These options were granted in fiscal year 2003 and were repriced from $2.00 to $1.14 in May 2005.

(5)	These options were granted in fiscal year 2005 and were repriced from $2.11 to $1.25 in May 2005.

(6)	Options granted vest 25 percent upon grant and 1/36th per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares will be fully vested.

(7)	Mr. Simons served as the President and Chief Executive Officer of Swift Holdings and Swift Operating through April 23, 2005. As described under Employment and Severance Agreements, these options were repurchased in connection with Mr. Simons’ departure.
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

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-the-Money
	on	Value	Option/SARs at		Options/SARs at
	Exercise	Realized	5/29/05 (#)(2)		5/29/05 ($)(3)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John N. Simons, Jr. (1)	—	—	1,000,000	—	$—	$—
Dennis R. Henley	—	—	1,078,125	1,171,875	$937,969	$1,019,531
Danny C. Herron	—	—	698,951	951,049	$521,087	$566,413
John R. Keir	—	—	239,576	260,424	$208,431	$226,569
Peter J. White	—	—	239,576	260,424	$208,431	$226,569

(1)	Mr. Simons served as the President and Chief Executive Officer of Swift Holdings and Swift Operating through April 23, 2005. This table excludes options to purchase 6,400,000 shares of Swift Foods’ common stock that remained outstanding at May 29, 2005 and were held by Mr. Simons. See Employment and Severance Agreements below for information regarding the repurchase of these stock options.

(2)	Exercisable share amounts do not represent vested amounts. Options vest 25% upon grant and 1/36 per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares are fully vested. However, vested options are only exercisable on the first anniversary of the grant date and at the end of each twelve month period thereafter.

(3)	There is no established trading market for Swift Foods’ securities. The values in the table are based on management’s estimate of the fair value of the options. The estimate is based on certain assumptions which Swift Foods believes reasonable.

PART IV
ITEM 11. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibit Index

Exhibit
Number	Description
2.1	Agreement, dated as of May 20, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

2.2	First Amendment to Acquisition Documents, dated as of July 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

2.3	Second Amendment to Acquisition Agreement, dated as of September 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

2.4	Distribution Business Sale Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005, by and among Australia Meat Holdings Pty Limited, McKey Distribution Pty Limited and Keystone Foods Pty Limited (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

2.5	Manufacturing Business Sales Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005, by and among Australia Meat Holdings Pty Limited, OSI International Foods (Australia) Pty Limited and OSI Group, LLC (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

3.2	Bylaws of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

4.1	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.2	Form of Global Note for the 10 1/8% Senior Notes due 2009 of Swift & Company (contained as an exhibit to Exhibit 4.1 hereto)

4.3	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc. and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.4	Form of Global Note for the 12 1/2% Senior Subordinated Notes due 2010 of Swift & Company (contained as an exhibit to Exhibit 4.3 hereto)

4.5	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number	Description
4.6	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.7	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.8	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.10 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.9	Third Supplemental Indenture, dated as of March 26, 2003, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Swift & Bros. Co., Inc., Monfort Food Distribution Company, Swift & Company International Sales Corporation, Monfort, Inc., S&C Resale Company and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

4.10	Indenture, dated March 11, 2005, by and among S&C Holdco 3, Inc., Swift Foods Company and The Bank of New York Trust Company, N.A., as trustee for the 11.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

4.11	Form of Global Note for the 11.00% Senior Notes due 2010 of S&C Holdco 3, Inc. (contained as an exhibit to Exhibit 4.10 hereto)

4.12	Indenture, dated March 11, 2005, by and among Swift Foods Company, S&C Holdco 3, Inc. and The Bank of New York Trust Company, N.A., as trustee for the 10.25% Convertible Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

4.13	Form of Global Note for the 10.25% Convertible Senior Subordinated Notes due 2010 of Swift Foods Company (contained as an exhibit to Exhibit 4.12 hereto)

4.14	Registration Rights Agreement, dated March 11, 2005, by and between S&C Holdco 3, Inc. and the initial purchasers named therein for the 11.00% Senior Notes of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

4.15	Registration Rights Agreement, dated March 11, 2005, by and among S&C Holdco 3, Inc., Swift Foods Company and the initial purchasers named therein for the 10.25% Convertible Senior Subordinated Notes of Swift Foods Company (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

10.1	Amended and Restated Credit Agreement, dated as if May 26, 2005, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 3, Inc., the lenders and issuers from time to time party thereto, Citicorp USA, Inc., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, Citisecurities Limited, as Australian collateral trustee, and U.S. Bank National Association, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International,” New York Branch, Harris Trust and Savings Bank, GMAC Commercial Finance LLC, Farm Credit Service of America, PCA and Farm Credit Services of Mid-America, PCA, as co-documentation agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)

10.2	Pledge and Security Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort

Exhibit
Number	Description
International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.41 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.3	Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, Burcher Pty. Limited, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., and Citicorp USA, Inc. (incorporated by reference to Exhibit 10.42 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.4	Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.43 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.5	Affirmation of Obligations, dated May 26, 2005, among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, the entities named as guarantors therein, Citicorp USA, Inc., as administrative agent, Australian agent and collateral agent, JP Morgan Chase Bank, N.A., as syndication agent, and Citisecurities Limited, as Australian collateral trustee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)

++10.6	Preferred Supplier Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.7	Tax Sharing Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Cattle Holdco, Inc., and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.8	Monitoring and Oversight Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.9	Financial Advisory Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

++10.10	By-Products Marketing Agreement, dated as of October 8, 2003, by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)

10.11	Amendment dated May 27, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

++10.12	By-Products Marketing Agreement, dated as of October 8, 2003, by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty Limited. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)

10.13	Amendment dated July 6, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty Limited (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 30, 2004)

Exhibit
Number	Description
10.14	Patent License Agreement, dated as of September 19, 2002, by and between Swift Brands Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.15	Indemnification and Release Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., Swift & Company, S&C Australia Holdco Pty. Ltd., Swift Cattle Holdco, Inc., Swift Brands Company, Swift Beef Company, Swift Pork Company, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., Monfort Finance Company, Inc., Burcher Pty. Limited, Monfort, Inc., Australia Meat Holdings Pty. Limited, Miller Bros. Co., Inc., Monfort Food Distribution Company, and Monfort International Sales Corp. (incorporated by reference to Exhibit 10.14 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.16	Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P. and Swift & Company (incorporated by reference to Exhibit 10.15 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.17	Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P., Swift & Company, S&C Australia Holdco Pty. Ltd. and Australia Meat Holdings Pty. Limited (incorporated by reference to Exhibit 10.16 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.18	Contribution Agreement, dated as of September 19, 2002, by and among Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Swift & Company (incorporated by reference to Exhibit 10.17 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.19	Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and Joe Colonnetta (incorporated by reference to Exhibit 10.18 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.20	Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and George N. Gillett, Jr. (incorporated by reference to Exhibit 10.19 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.21	Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and John R. Muse (incorporated by reference to Exhibit 10.22 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.22	Indemnification Agreement, dated April 4, 2003, by and between Swift Foods Company and Gregg L. Engles (incorporated by reference to Exhibit 10.45 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.23	Indemnification Agreement, dated April 4, 2003, by and between Swift Foods Company and Michael D. Kelly (incorporated by reference to Exhibit 10.46 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.24	Indemnification Agreement, dated December 23, 2004, between Swift Foods Company and Kate Lavelle (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on December 30, 2004)

+10.25	Indemnification Agreement, dated May 26, 2005, between Swift Foods Company and Edward Herring

+10.26	Indemnification Agreement, dated July 1, 2005, between Swift Foods Company and Sam B. Rovit

**10.27	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.25 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10.28	First Amendment to Simons Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.26 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number	Description
**10.29	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.27 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10.30	First Amendment to Herron Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.28 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10.31	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.29 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10.32	First Amendment to Henley Executive Employment Agreement dated July 12, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.30 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10.33	Severance Agreement, dated July 29, 2002, by and between Swift & Company and Marshall Ernst (incorporated by reference to Exhibit 10.38 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10.34	Severance Agreement, dated July 29, 2002, by and between Swift & Company and John Shandley (incorporated by reference to Exhibit 10.39 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10.35	Severance Agreement, dated March 12, 2003, by and between Swift & Company and Donald F. Wiseman (incorporated by reference to Exhibit 10.48 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

**10.36	Second Amendment to Simons Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

**10.37	Second Amendment to Herron Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

**10.38	Second Amendment to Henley Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)

+**10.39	Third Amendment to Simons Executive Employment Agreement, dated April 23, 2005, by and among Swift Foods Company and John Simons

**10.40	Executive Employment Agreement, dated May 26, 2005, among Swift Foods Company, Swift & Company and Sam Rovit (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)

**10.41	Swift Foods Company 2002 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

+**10.42	First Amendment to the Swift Foods Company 2002 Stock Option Plan, dated January 25, 2005

**10.43	2002 Swift Foods Company Stock Purchase Plan (incorporated by reference to Exhibit 10.49 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

+**10.44	2005 Swift Foods Company Stock Purchase Plan

10.45	Indemnity Side Letter Agreement, dated September 3, 2002, by and between ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

10.46	Stock Purchase Agreement, dated March 11, 2005, by and between S&C Holdco 3, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of S&C Holdco 3, Inc. filed on March 14, 2005)

Exhibit
Number	Description
10.47	Letter Agreement, dated March 11, 2005, by and between Swift Foods Company and S&C Holdco 3, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of S&C Holdco 3, Inc. filed on March 14, 2005)

+12.1	Ratio of Earnings to Fixed Charges

+12.2	Pro Forma Computation of Ratio of Earnings to Fixed Charges

+21.1	Subsidiaries of S&C Holdco 3, Inc.

*31.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Filed previously on Form 10-K.

**	Indicates that exhibit is a management contract or compensatory plan or arrangement.

++	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under confidential treatment request pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S & C HOLDCO 3, INC.

By:	/s/ SAM B. ROVIT
Sam B. Rovit
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: January 6, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

By:	/s/ Sam B. Rovit	Chief Executive Officer, President and	January 6, 2006
	Sam B. Rovit	Director (Principal Executive Officer)

By:	/s/ Danny C. Herron	Chief Financial Officer, Executive	January 6, 2006
	Danny C. Herron	Vice President — Finance & Controls and Assistant Secretary (Principal Financial and Accounting Officer)