Form 10-Q
period 2005-11-27
S&C HOLDCO 3 INC
filed 2006-01-09
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no market for the Registrant’s common stock. As of January 5, 2006, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM 10-Q
November 27, 2005

Page
No.
PART I. Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	40
PART II. Other Information
Item 1. Legal Proceedings	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 5. Other Information	41
Item 6. Exhibits	41
Signatures	42
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 29, 2005	November 27, 2005
ASSETS
Current assets:
Cash and cash equivalents	$79,348	$66,738
Trade accounts receivable, net	373,167	328,773
Accounts receivable from related parties (Note 4)	41	566
Inventories	499,039	499,938
Other current assets	30,388	41,731

Total current assets	981,983	937,746
Property, plant and equipment, net	570,506	546,997
Goodwill	33,977	33,210
Other intangibles, net	26,299	23,728
Other assets	28,009	24,623

Total assets	$1,640,774	$1,566,304

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$51,482	$1,437
Accounts payable	250,212	236,608
Accounts payable to related parties (Note 4)	3,635	4,035
Accrued liabilities	221,402	198,792
Dividend payable (Note 4)	6,818	—

Total current liabilities	533,549	440,872

Long-term debt, excluding current portion	693,524	770,600
Other non-current liabilities	90,017	69,070

Total liabilities	1,317,090	1,280,542

Commitments and contingencies (Notes 3 and 5)
Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 29, 2005 and November 27, 2005	—	—
Additional paid-in capital	262,922	262,753
Retained earnings (accumulated deficit)	10,285	(20,642)
Accumulated other comprehensive income	50,477	43,651

Total stockholder’s equity	323,684	285,762

Total liabilities and stockholder’s equity	$1,640,774	$1,566,304

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended	Ended	Ended
	November 28, 2004	November 27, 2005	November 28, 2004	November 27, 2005

Net sales (Note 4)	$2,482,997	$2,329,147	$5,005,641	$4,746,058
Cost of goods sold (Note 4)	2,433,419	2,308,745	4,870,516	4,679,732

Gross profit	49,578	20,402	135,125	66,326

Selling, general and administrative	27,587	38,333	62,394	75,184
Translation losses (gains)	(1,297)	(4)	(1,341)	203
Interest expense, net	18,470	20,975	33,501	41,476

Total expenses	44,760	59,304	94,554	116,863

Income (loss) from continuing operations before income taxes	4,818	(38,902)	40,571	(50,537)

Income tax expense (benefit)	1,605	(21,046)	14,556	(19,610)

Income (loss) from continuing operations	$3,213	$(17,856)	$26,015	$(30,927)
Income from discontinued operations, net of tax (Note 1)	1,021	—	1,958	—

Net income (loss)	$4,234	$(17,856)	$27,973	$(30,927)

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	November 28, 2004	November 27, 2005

Cash flows from operating activities:
Net income (loss)	$27,973	$(30,927)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	39,468	38,600
Amortization of intangibles, debt issuance costs and accretion of bond discount	7,195	5,418
Loss on sale of property, plant, and equipment	1,051	180
Deferred taxes	—	(17,729)
Deferred revenue	—	1,000
Stock-based compensation	2,718	307
Other noncash items	1,221	(1,744)
Change in assets and liabilities	45,161	6,797

Net cash flows provided by operating activities	124,787	1,902

Cash flows from investing activities:
Net additions to property, plant and equipment	(16,003)	(22,812)
Proceeds from sales of property, plant and equipment	1,193	1,519
Notes receivable and other items	187	228

Net cash flows used in investing activities	(14,623)	(21,065)

Cash flows from financing activities:
Proceeds from debt issuance	—	51,436
Payments of debt	(2,437)	(25,675)
Change in overdraft balances	(257)	(11,883)
Debt modification fees	(846)	—
Dividends paid	(121,442)	(7,293)

Net cash flows provided by (used in) financing activities	(124,982)	6,585

Effect of exchange rates on cash	1,712	(32)
Net change in cash and cash equivalents	(13,106)	(12,610)

Cash and cash equivalents, beginning of period	100,255	79,348

Cash and cash equivalents, end of period	$87,149	$66,738

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     S&C Holdco 3, Inc. (“Swift Holdings”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of Swift & Company (“Swift Operating”). The operations of Swift Operating and its subsidiaries constitute the operations of Swift Holdings presented under accounting principles generally accepted in the United States of America (“GAAP”).
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
     On July 30, 2004, the Purchaser gave notice of its exercise of the right to purchase all of the remaining common stock of Swift Foods Company held by ConAgra Foods and its affiliates. The purchase of such stock was completed on September 23, 2004 (the “Call Option”) for a purchase price of approximately $200 million including fees and direct costs of the transaction and was funded by a credit facility obtained by a subsidiary of the Purchaser. Included in the fees related to the Call Option is $2.9 million paid to Hicks, Muse & Co. Partners L.P., an affiliate of the Purchaser, for services performed in conjunction with the Call Option. To effect the purchase of the shares held by ConAgra Foods, the Purchaser formed Rawhide Subsidiary 1 and Rawhide Subsidiary 3 along with other holding companies. Rawhide Subsidiary 1 was later renamed Swift Foods Company (“Swift Foods”) and Rawhide Subsidiary 3 was later renamed SFC Subsidiary Holdings, Inc. (“SFC”). The former Swift Foods Company (“Former Swift Foods”), incorporated in May 2002, was merged into SFC in November 2004 and all outstanding shares and options of Former Swift Foods common stock were exchanged for shares of Swift Foods on a 1 for 1 basis. Swift Foods owns 100% of the issued and outstanding capital stock of SFC, which in turn owns 100% of the issued and outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the issued and outstanding capital stock of Swift Holdings. Swift Holdings owns 100% of the issued and outstanding capital stock of Swift Operating. GAAP generally provides for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying financial statements of Swift Holdings do not reflect a new basis of accounting with respect to the Call Option pursuant to Staff Accounting Bulletin (“SAB”) No. 54 (“SAB 54”). The guidance in SAB 54 allows the post-Call Option financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Call Option.
     Use of Estimates
     The consolidated financial statements have been prepared in conformity with GAAP, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. During the thirteen weeks ended November 28, 2004 Swift Operating reduced certain labor related accruals based on Swift Operating’s second quarter performance.
     Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.
     Recently Issued Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. On April 15, 2005, the Securities and Exchange Commission (“SEC”) issued a rule deferring the effective date for SFAS No. 123R to the first fiscal year beginning after June 15, 2005. Swift Holdings currently records expense for option vesting under the provisions of SFAS No. 123. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies upon the adoption of SFAS No. 123R in Swift Holdings’ fiscal 2007. In March 2005, the SEC issued SAB No. 107 (“SAB 107”). The guidance provided by SAB 107 clarifies certain issues related to the adoption of SFAS 123R by public companies. The bulletin provides the SEC’s views on share-based payment transactions with non-employees, valuation methods, classification of compensation expense, non-GAAP financial measures, and disclosures for first-time adoption in an interim period. In October 2005, the FASB Staff Position (FSP) No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123 was issued, which provides guidance on the application of grant date as described in SFAS No. 123. Also, in November 2005, FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards was issued. This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Companies can decide to follow the transition guidance defined in the SFAS No. 123R or this alternate transition method described in the FSP. Swift Holdings is currently evaluating option valuation methodologies and assumptions and the transition alternatives permitted by SFAS No.123R. In addition, Swift Holdings will evaluate the guidance provided by FSP No. 123(R)-2, FSP No. 123(R)-3, and SAB 107 in conjunction with the adoption of SFAS No. 123R in its fiscal 2007.
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
     In March 2005, the FASB issued FASB Interpretation Number (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations and Interpretation of SFAS No. 143. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN No. 47 are effective for accounting for conditional asset retirement obligations no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required; early adoption is encouraged. Swift Holdings is presently evaluating the impact and will apply the provisions of FIN No. 47 as required upon adoption.
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
     Income Taxes
     The American Jobs Creation Act of 2004 (the “AJCA”) enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. To qualify for the deduction, the repatriated foreign earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by Swift Holdings’ chief executive officer and approved by the board of directors. Certain other criteria in the AJCA must be satisfied as well. For Swift Holdings, the one-year period during which the qualifying distributions can be made is fiscal 2006.
     As noted in previous disclosures, due to Swift Holdings’ acquisition of previously taxed income in the Transaction, it is unlikely that it will repatriate earnings under AJCA. However, Swift Holdings is currently investigating the possibility of taking advantage of the favorable repatriation provisions under the AJCA with respect to certain foreign earnings for which Swift Holdings has already provided for deferred U.S. income taxes.
     For the fiscal year ending May 28, 2006, Swift Operating considers certain earnings of foreign subsidiaries to be indefinitely reinvested. As such, no provision for US tax is recorded on the current earnings of the foreign subsidiary.
     The effective rate for the twenty-six weeks ended November 27, 2005 of 38.8% differs from the statutory rate of 35% due to the mix of anticipated US and foreign earnings.

     Inventories
     The components of inventories, net of reserves, are as follows (in thousands):

	May 29, 2005	November 27, 2005
Livestock	$94,656	$100,037
Product inventories:
Work in progress	39,453	39,669
Finished goods	331,098	326,910
Supplies	33,832	33,322

	$499,039	$499,938

     Property, Plant and Equipment
     Property, plant and equipment are comprised of the following (in thousands):

	May 29, 2005	November 27, 2005

Land	$10,776	$10,586
Buildings, machinery and equipment	665,938	670,431
Property and equipment under capital lease	21,536	21,536
Furniture, fixtures, office equipment and other	50,612	51,556
Construction in progress	20,288	27,524

	769,150	781,633

Less accumulated depreciation	(198,644)	(234,636)

	$570,506	$546,997

     Goodwill and Other Intangible Assets
     Following is a rollforward of goodwill by segment for the twenty-six weeks ended November 27, 2005 (in thousands):

			Translation
	May 29, 2005	Adjustments	Gains/(Losses)	November 27, 2005

Swift Beef	$—	$—	$—	$—
Swift Pork	12,681	—	—	12,681
Swift Australia	21,296	—	(767)	20,529

Total	$33,977	$—	$(767)	$33,210

     Other identifiable amortizing intangible assets as of May 29, 2005 and November 27, 2005 are as follows (in thousands):

	May 29, 2005			November 27, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Patents	$3,782	$(1,108)	$2,674	$3,782	$(1,313)	$2,469
Preferred Supplier Agreement	27,964	(9,249)	18,715	27,715	(10,650)	17,065

Total amortizing intangibles	$31,746	$(10,357)	$21,389	$31,497	$(11,963)	$19,534

     For the thirteen weeks and twenty-six weeks ended November 28, 2004 and November 27, 2005, Swift Operating recognized $1.2 million, $2.7 million, $0.7 million, and $1.6 million of amortization expense, respectively.

     Based on amortizing assets recognized in Swift Operating’s balance sheet as of November 27, 2005, amortization expense for each of the next five fiscal years is estimated as follows (in thousands):

2006 (remaining)	$1,176
2007	2,279
2008	2,120
2009	1,967
2010	1,597
     Other intangible assets that are not subject to amortization include Water Right Agreements with a total carrying amount of $4.9 million and $4.2 million for the periods ended May 29, 2005 and November 27, 2005, respectively.
     Other Current Assets
     Other Current Assets includes notes receivable from the City of Cactus, Texas. In December 2002, Swift Beef loaned $2.3 million to the City of Cactus, Texas (the “City”) for use by the City to secure acreage for the construction of the City’s new wastewater treatment plant. Swift Operating owns a beef processing facility as well as a wet blue hide processing facility which will be served by the new treatment plant. The loan was for an original 2-year term and accrued interest at 6%. The loan was amended in December 2004 to extend the maturity for up to one year and was extended for an additional year in December 2005. Additional loans were made by Swift Beef to the City in the amount of $3.5 million in January 2005 and $1.8 million in September 2005 to secure additional acreage. Swift Operating is evaluating the impact of Emerging Issues Task Force (“EITF”) No. 01-08 Determining Whether an Arrangement Contains a Lease as well as EITF No. 97-10 The Effect of Lessee Involvement in Asset Construction in order to determine whether, once capital investment is begun by the City, Swift Operating may be required to reflect the wastewater treatment facility as a capital asset (similar to a capital leased asset) as Swift Operating will be the primary user of the wastewater facility based on projections of volume of throughput. Interest income on the notes is recognized as an offset to interest expense.
     Overdraft Balances
     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statements of cash flows. As of May 29, 2005 and November 27, 2005, bank overdrafts included in trade accounts payable were $112.1 million and $100.1 million, respectively. These checks were funded with normal operating cash flows.
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

     Comprehensive Income
     The components of comprehensive income for the periods indicated below are as follows (in thousands):

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended	Ended	Ended
	November 28, 2004	November 27, 2005	November 28, 2004	November 27, 2005

Net income (loss)	$4,234	$(17,856)	$27,973	$(30,927)
Other comprehensive income
Derivative adjustment, net of tax	2,456	(21)	2,245	(16)
Foreign currency translation adjustment, net of tax	25,365	(5,417)	21,772	(6,810)

Total comprehensive income (loss).	$32,055	$(23,294)	$51,990	$(37,753)

     The above derivative adjustments are net of tax of ($1.5) million and ($12.5) thousand for the thirteen weeks ended November 28, 2004 and November 27, 2005, respectively and ($1.4) million and ($9.5) thousand for the twenty-six weeks ended November 28, 2004 and November 27, 2005, respectively. The above foreign currency translation adjustments are net of tax of $6.9 million and ($2.8) million for the thirteen weeks ended November 28, 2004 and November 27, 2005, respectively, and $6.6 million and ($4.3) million for the twenty-six weeks ended November 28, 2004 and November 27, 2005, respectively.
     Stock-Based Compensation
     Swift Operating accounts for the Swift Foods stock-based compensation plan using the fair value based method of accounting for stock options as presented in Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock — Based Compensation — Transition and Disclosure. Swift Operating determined the fair value for the stock options granted using the Black-Scholes options pricing model.
     Compensation expense of $2.0 million and $0.1 was recognized in the statement of earnings for the granting of options for the thirteen weeks ended November 28, 2004 and November 27, 2005, respectively, and $2.1 million and $0.3 for the twenty-six weeks ended November 28, 2004 and November 27, 2005, respectively. The charge for the thirteen weeks ended November 28, 2004 includes expense of $1.8 million relating to the modification of stock awards previously granted due to the exercise of the Call Option.
     Swift Operating determined the fair value for the stock options granted during the twenty-six weeks ended November 27, 2005 using the Black-Scholes option pricing model. The assumption used in the calculation of the compensation cost was a risk-free interest rate at the time of grant ranging from 3.85% to 4.05% with an expected remaining life of 4 years for 1,025,000 options, and risk-free interest rate at the time of grant of 3.70% with an expected remaining life of 3 years for 2,500,000 options. As allowed, Swift Operating also used a zero volatility factor in estimating the value of stock options.
     Plant Closure
          In August 2005 Swift Operating announced the immediate closure of its Nampa, Idaho non-fed cattle processing facility. Swift Operating recognized costs associated with the closure of $3.1 million consisting of $2.5 million one-time severance and $0.6 million plant closure costs. As of November 27, 2005, remaining costs of $0.2 million are included in accrued liabilities in the accompanying consolidated balance sheet. It is expected that these liabilities will be paid during the third quarter of fiscal 2006. Management completed an analysis under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which indicated no impairment of the asset group’s long-lived assets as of November 27, 2005. Management is currently investigating several different options for the future of the idled assets.

     Discontinued Operations
     On February 19, 2005 Swift Australia, a wholly owned subsidiary of Swift Operating, sold its Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”). The results of operations of FJ Walker include $118.4 million and $224.7 million of net sales and $1.5 million and $2.8 million of pretax income which is presented as discontinued operations in the condensed, consolidated financial statements for the thirteen weeks and twenty-six weeks ended November 28, 2004, respectively, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144.
     Settlement Received
     In October 2005 Swift Operating received a $2.3 million full and final settlement from a suit against linerboard manufacturers who were alleged to have violated anti-trust laws related to price fixing. Linerboard is the material from which corrugated boxes are made and in which Swift Operating ships the majority of its finished goods. These proceeds were reflected as a reduction of Cost of Goods Sold during the second quarter of fiscal 2006 since the amount represented a reimbursement of excess costs previously charged against Cost of Goods Sold.
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
     The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 29, 2005 and November 27, 2005, the fair value of derivatives recognized within other current assets was $6.5 million and $3.1 million, respectively. The fair value of derivatives recognized within accrued liabilities was $2.0 million and $4.2 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the thirteen weeks ended November 28, 2004 and November 27, 2005 Swift Operating recognized, in interest expense, a decrease in fair value of $0.5 million and $0.9 million, respectively, related to the swap. For the twenty-six weeks ended November 28, 2004 and November 27, 2005 Swift Operating recognized, in interest expense, amounts of $1.9 million and $1.5 million, respectively, related to the swap. At May 29, 2005 and November 27, 2005, the fair value of the interest rate swap recognized within accrued liabilities was $1.7 million and $2.4 million, respectively.
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
     As of May 29, 2005 and November 27, 2005, the balance reflected in accumulated other comprehensive income was $0.1 million net of tax loss. Swift Operating anticipates losses of $0.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

     Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond Swift Operating’s control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of November 27, 2005, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through March 2006 (natural gas) and December 2006 (livestock). As of November 27, 2005, Swift Operating had derivative positions in place covering approximately less than 1% of its anticipated need for livestock and derivative positions in place to cover 4% of natural gas consumption. Swift Operating’s natural gas positions do not qualify for hedge accounting under SFAS No. 133 and have been marked to market through the statement of earnings for the twenty-six weeks ending November 27, 2005.
NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS
     The major components of debt are as follows (in thousands):

	May 29,	November 27,
	2005	2005
Short-term debt :
Revolving credit facility (a)	$50,000	$—
Current portion of installment notes payable	350	203
Current portion of capital lease obligations	1,132	1,234

Current portion of long-term debt	51,482	1,437

Long-term debt:
Revolving credit facility (a)	152,000	228,436
Senior notes due 2009, net of unamortized discount	257,256	258,501
Senior notes due 2010, net of unamortized discount	104,749	104,775
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	11,442	11,468
Long-term capital lease obligations	18,077	17,420

Long-term debt, less current portion	693,524	770,600

Total debt	$745,006	$772,037

(a) Based on management’s review of cash flow expectations for the twelve months through November 26, 2006, Swift Holdings has classified all revolver borrowings as long-term as of November 27, 2005.
     As of November 27, 2005, Swift Operating had approximately $228.4 million of secured debt outstanding, approximately $31.1 million of outstanding letters of credit, and approximately $290.5 million of availability under its revolving credit facility.
     A summary of the components of interest expense is presented below (in thousands):

	Thirteen Weeks	Thirteen Weeks	Twenty Six Weeks	Twenty Six Weeks
	Ended	Ended	Ended	Ended
	November 28, 2004	November 27, 2005	November 28, 2004	November 27, 2005
Interest on:
Revolving credit facility (approximately 7.2%, 6.3%, 7.3%, and 5.8%)(i)	$1,731	$3,653	$2,986	$6,738
Term loan facility (approximately 4.8%, 0.0%, 4.7%, 0.0%) (i)	2,192	—	4,486	—
Senior notes due 2009 (10.125% rate)	6,778	6,778	13,525	13,525
Senior notes due 2010 (11.00% rate) (ii)	—	2,677	—	5,781
Senior subordinated notes (12.50% rate)	4,686	4,686	9,348	9,348
Capital lease interest	409	411	824	830
Other miscellaneous interest charges	91	229	231	386
Interest rate swap	501	869	(1,941)	1,455
Amortization of deferred financing costs	1,667	1,464	3,283	3,062

	Thirteen Weeks	Thirteen Weeks	Twenty Six Weeks	Twenty Six Weeks
	Ended	Ended	Ended	Ended
	November 28, 2004	November 27, 2005	November 28, 2004	November 27, 2005
Amortization of original issue discount	623	635	1,245	1,270
Less: Capitalized interest	(18)	(122)	(91)	(229)
Interest income	(190)	(305)	(395)	(690)

Total interest expense	$18,470	$20,975	$33,501	$41,476

(i)	On May 26, 2005, Swift Operating entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The original credit facility included a term loan facility which was converted to the revolving credit facility under the Amended Credit Agreement.

(ii)	The senior notes due 2010 are guaranteed by Swift Foods.
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
NOTE 4. RELATED PARTY TRANSACTIONS
     Purchases and Sales with ConAgra Foods — In connection with the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods. Net sales to these parties, which are included in net sales in the statements of earnings, were $57.0 million and $250.0 million for the thirteen and twenty-six weeks ended November 28, 2004, respectively. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in the statements of earnings, were $59.9 million and $233.2 million for the thirteen and twenty-six weeks ended November 28, 2004, respectively. These amounts include purchases made under the Cattle Supply Agreement referred to below. ConAgra Foods ceased to be a related party with Swift Operating on September 23, 2004 due to the exercise of the Call Option (see Note 1).
     Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly. Selling, general and administrative expenses for the thirteen and twenty-six weeks ended November 28, 2004 and November 27, 2005 include $0.7 million, $1.5 million, $0.6 million, and $1.2 million, respectively, related to this agreement.
     Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and the entity that operated the domestic cattle feeding operations acquired from ConAgra Foods (“Monfort”), entered into a live cattle supply agreement (“Cattle Supply Agreement”) pursuant to which Swift Beef agreed to purchase all of the cattle produced by the domestic cattle feeding operations from such entity for processing at facilities owned by Swift Beef. The Cattle Supply Agreement terminated on September 19, 2004, the maturity date of the term loan and revolving credit facility between the domestic cattle feeding operations and ConAgra Foods. For the thirteen and twenty-six weeks ended November 28, 2004, Swift Beef paid $44.4 million and $211.9 million, respectively, under this agreement, which amount is included in cost of goods sold in the statement of earnings.
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
     By-Products Marketing Agreement — On October 8, 2003, Swift Operating entered into a by-products marketing agreement (the “Marketing Agreement”) with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating sells to CTG certain by-products resulting from its processing of cattle and hogs in its US operations at prices in accordance with the agreement. The term of the agreement commenced May 26, 2003 and will terminate on May 31, 2009. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased based on a sliding scale. The consolidated statement of earnings for the thirteen and twenty-six weeks ended November 28, 2004 included $0 and $0.7 million of income related to this agreement. CTG ceased to be a related party with Swift Operating on September 23, 2004, due to the Call Option (see Note 1).

     On October 8, 2003, Swift Operating entered into a separate agreement for by-products marketing of its Australian operations with CTG pursuant to which Swift Operating sells certain by-products resulting from its processing of cattle at prices in accordance with the agreement. In addition, Swift Operating received the right to continue utilizing the existing business name “CTG Rendered Products” for by-products in Australia and New Zealand. The term of the agreement commenced May 26, 2003 and will terminate on May 31, 2009. The consolidated statement of earnings for the thirteen and twenty-six weeks ended November 28, 2004 included $0.2 million and $0.5 million, respectively of income related to this agreement. CTG ceased to be a related party with Swift Operating on September 23, 2004, due to the Call Option (see Note 1).
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
     Dividends to Parent Company — The Board of Directors of Swift Operating paid a dividend of $6.8 million during the first quarter of fiscal 2006 in connection with the departure of its chief executive officer and president. The payment resulted in a reduction of additional paid-in capital of $6.8 million in fiscal 2005. The dividend was subsequently distributed to Swift Foods to fund Swift Foods’ repurchase of Swift Foods’ common stock and options held by the former chief executive officer and president.
     During the second quarter of fiscal 2006, a dividend of $0.4 million was declared and paid by Swift Operating to Swift Foods to fund debt interest payments on Swift Foods convertible senior subordinated notes.
     Guarantee — In connection with Swift Holdings’ issuance of $105.0 million of senior notes due March 2010 on March 11, 2005 (see Note 3 for further discussion of these notes), Swift Foods, an indirect parent of Swift Holdings, issued a guarantee of the senior notes. If Swift Holdings is unable to perform under the senior notes indenture, Swift Foods would be required to satisfy the obligation.
     Purchase of Claim — In September 2005, Swift Foods purchased a claim of Snow Ball Foods, LLC (“Snow Ball”) against an unrelated third party. Booth Creek Management, an affiliate of George N. Gillett, Jr., the chairman of the board, owns an indirect equity interest in both Snow Ball and Swift Foods. Swift Foods paid Snow Ball $0.2 million in September 2005 and issued a promissory note for an additional $0.2 million, payable in September 2006. Swift Operating, an indirect subsidiary of Swift Foods, agreed to reimburse Swift Foods for these amounts, and recognized an expense of $0.4 million which is included in Swift Holdings’ results of operations for the quarter ended November 27, 2005.
NOTE 5. LEGAL PROCEEDINGS
     On May 10, 2002, a lawsuit was filed against ConAgra Foods, Inc. and ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company) in the United States District Court for the District of Nebraska seeking certification of a class of all persons who have sold fed cattle to ConAgra Foods for cash, or on a basis affected by the cash price for fed cattle, during the period in which claims may be maintained pursuant to the applicable statute of limitations. The case was originally filed by two named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate exceeds 15,000. The complaint alleges that ConAgra Foods, in violation of the Packers and Stockyards Act of 1921, has used its market power and alleged use of captive supplies of fed cattle to reduce the prices paid to cattle producers in the cash market. The plaintiffs seek declaratory relief, unspecified compensatory damages, attorneys’ fees and expenses, and injunctive relief. On December 4, 2002, the complaint was amended to substitute two corporate entities for one of the individual plaintiffs. On December 16, 2002, the plaintiffs moved for class certification. ConAgra Foods has answered the amended complaint and filed a brief in opposition to the plaintiff’s motion for class certification. The court has not ruled on plaintiffs’ motion for class certification. On April 21, 2004, the court stayed all proceedings in this case pending the outcome of an appeal in a separate case, in which neither ConAgra Foods nor Swift Operating is a party that is pending in the United States Court of Appeals for the Eleventh Circuit. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities. Swift Operating believes that the defendants have acted properly and lawfully in their dealings with cattle producers. Management is currently unable to determine the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.
     On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek an estimated $4.5 million in actual damages against Swift Beef under various causes of action, including restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. On June 4, 2004, the court granted plaintiffs’ motion for class certification. The court has set the case for trial in April 2006, and it has set interim deadlines by which the plaintiffs must send notice to all class members and by which the parties must complete fact and expert discovery and submit pretrial motions and materials to the court. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities to the extent such damages together with any other indemnifiable claims under the acquisition agreement entered into to effect the Transaction exceed a minimum threshold of $7.5 million. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.
     On January 19, 2005, Cargill Meat Solutions Corp. (“Cargill”) filed a lawsuit against Swift Operating in the United States District Court for the Northern District of Texas alleging infringement of certain patents covering methods of electrically stimulating beef carcasses. On June 15, 2005, the complaint was amended to add Texas Tech University, the co-owner of the patents, as a plaintiff. The plaintiffs seek declaratory relief, injunctive relief and unspecified compensatory and exemplary damages and expenses. Swift Operating believes that its practices do not infringe the plaintiffs’ patents, and that the patents are invalid and unenforceable. On July 22, 2005, Swift Operating filed a counterclaim alleging Cargill’s infringement of certain of Swift Operating’s patents covering methods of washing beef carcasses and recovering the resulting waste water. The counterclaim seeks declaratory relief, injunctive relief, and unspecified compensatory and punitive damages and expenses. Management is currently unable to determine the outcome of the claims or counterclaims or to estimate either the amount of the potential loss or the amount of potential recoveries on the counterclaims. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.
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
     Swift Australia — The majority of Swift Australia’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats and other products. Approximately 75% of the beef product sold by Swift Australia is derived from grass-fed animals. The remainder of Swift Australia’s beef products are derived from grain-fed animals that are sold primarily to Japan. Other sales are derived from its foods division, which produces value-added meat products including pizza toppings for Pizza Hut. FJ Walker, a portion of the foods division that supplied meat patties to McDonalds, was sold in April 2005 and is reported as discontinued operations as discussed in Note 1. Accordingly, the segment amounts for Swift Australia presented below have been adjusted to exclude the results of FJ Walker for the thirteen and twenty-six weeks ended November 28, 2004. The remaining sales are derived from its wholesale business which sells and distributes boxed meat products to brokers who in turn resell those products to end customers
     Corporate and Other — This line item includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process.
     The following table presents segment results for the thirteen and twenty-six weeks ended November 28, 2004 and November 27, 2005 (in thousands):

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended	Ended	Ended
	November 28, 2004	November 27, 2005	November 28, 2004	November 27, 2005

Net sales
Swift Beef	$1,394,320	$1,342,244	$2,865,407	$2,746,176
Swift Pork	572,347	541,294	1,172,573	1,063,966
Swift Australia	526,134	457,805	986,499	959,576
Corporate and Other	(9,804)	(12,196)	(18,838)	(23,660)

Total	$2,482,997	$2,329,147	$5,005,641	$4,746,058

Depreciation and amortization
Swift Beef	$11,912	$11,150	$24,167	$22,248
Swift Pork	4,644	4,861	9,328	9,820
Swift Australia	3,793	3,997	7,399	8,131
Corporate and Other	—	—	—	—

Total	$20,349	$20,008	$40,894	$40,199

EBITDA
Swift Beef	$(8,202)	$(29,703)	$(22,585)	$(25,632)
Swift Pork	26,912	25,756	70,733	41,818
Swift Australia	24,938	6,028	66,832	14,952
Corporate and Other	(11)	—	(14)	—

Total	43,637	2,081	114,966	31,138

Interest expense	(18,470)	(20,975)	(33,501)	(41,476)
Depreciation and amortization	(20,349)	(20,008)	(40,894)	(40,199)

Total income (loss) before income taxes	$4,818	$(38,902)	$40,571	$(50,537)

     Total assets by segment are as follows (in thousands):

	May 29, 2005	November 27, 2005
Total assets
Swift Beef	$735,232	$712,279
Swift Pork	299,285	285,772
Swift Australia	556,094	524,140
Corporate, Other and Eliminations	50,163	44,113

Total	$1,640,774	$1,566,304

NOTE 7. SUPPLEMENTAL GUARANTOR INFORMATION
     A significant amount of Swift Operating’s income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Swift Operating’s debt service obligations including its obligations under the senior notes due 2009 and the senior subordinated notes are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as Swift Operating’s financial condition and operating requirements and those of certain domestic subsidiaries, could limit Swift Operating’s ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the senior notes and the senior subordinated notes.
     The following condensed financial statements set forth Swift Operating’s balance sheets as of May 29, 2005 and November 27, 2005 and Swift Operating’s statements of earnings and cash flows for the thirteen and twenty-six weeks ended November 28, 2004 and November 27, 2005. Effective with the date of the Transaction, the senior notes and the senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information is presented under the following column headings: Parent Guarantor, Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors. “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of Swift Operating, which include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.
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
     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction, for the thirteen weeks ended November 28, 2004 and November 27, 2005, amounts of $2.9 million and $2.6 million, respectively, and for the twenty-six weeks ended November 28, 2004 and November 27, 2005, amounts of $6.1 million and $5.2 million, respectively, were reflected as interest expense of the Subsidiary Non-Guarantors. Corresponding interest income of $2.9 million and $6.1 million were reflected for Swift Operating for the thirteen and twenty-six weeks ended November 28, 2004, and $2.6 million and $5.2 million were reflected for the Subsidiary Guarantors, for the thirteen and twenty-six weeks ended November 27, 2005 in the accompanying statements of earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MAY 29, 2005
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$68,473	$1,592	$9,283	$—	$79,348
Accounts receivables, net	—	2,355	284,729	87,806	(1,682)	373,208
Inventories	—	—	319,805	179,234	—	499,039
Other current assets	—	9,976	19,248	1,164	—	30,388

Total current assets	—	80,804	625,374	277,487	(1,682)	981,983
Property, plant and equipment, net	—	3	403,995	166,508	—	570,506
Intercompany receivable	2,745	773,146	—	—	(775,891)	—
Goodwill	—	—	12,681	21,296	—	33,977
Other intangibles, net	—	—	19,899	6,400	—	26,299
Other assets	3,439	103,898	534	5,062	(84,924)	28,009
Net investment and advances in subsidiaries	428,422	211,027	—	—	(639,449)	—

Total assets	$434,606	$1,168,878	$1,062,483	$476,753	$(1,501,946)	$1,640,774

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long term debt	$—	$50,350	$1,132	$—	$—	$51,482
Accounts payable	3,635	7,132	172,663	70,417	—	253,847
Intercompany payable	—	—	764,762	11,129	(775,891)	—
Accrued liabilities	2,538	66,421	88,545	65,580	(1,682)	221,402
Dividend payable	—	6,818	—	—	—	6,818

Total current liabilities	6,173	130,721	1,027,102	147,126	(777,573)	533,549
Long-term debt, excluding current portion	104,749	570,698	18,077	84,924	(84,924)	693,524
Other noncurrent liabilities	—	39,037	40,352	10,628	—	90,017
Commitments and contingencies	—	—	—	—	—	—

Total liabilities	110,922	740,456	1,085,531	242,678	(862,497)	1,317,090
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	262,922	367,660	—	—	(367,660)	262,922
Retained earnings (accumulated deficit)	10,285	10,285	(23,082)	92,899	(80,102)	10,285
Accumulated other comprehensive income	50,477	50,477	32	66,176	(116,685)	50,477

Total stockholder’s equity	323,684	428,422	(23,048)	234,075	(639,449)	323,684

Total liabilities and stockholder’s equity	$434,606	$1,168,878	$1,062,483	$476,753	$(1,501,946)	$1,640,774

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
November 27, 2005
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$57,454	$1,611	$7,673	$—	$66,738
Accounts receivables, net	—	3,090	257,527	70,364	(1,642)	329,339
Inventories	—	—	326,660	173,278	—	499,938
Other current assets	—	16,539	16,084	9,108	—	41,731

Total current assets	—	77,083	601,882	260,423	(1,642)	937,746
Property, plant and equipment, net	—	—	382,197	164,800	—	546,997
Intercompany receivable	8,905	787,345	—	—	(796,250)	—
Goodwill	—	—	12,681	20,529	—	33,210
Other intangibles, net	—	—	17,970	5,758	—	23,728
Other assets	3,087	101,753	475	4,232	(84,924)	24,623
Net investment and advances in subsidiaries	383,121	143,856	—	—	(526,977)	—

Total assets	$395,113	$1,110,037	$1,015,205	$455,742	$(1,409,793)	$1,566,304

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$—	$203	$1,234	$—	$—	$1,437
Accounts payable	3,635	7,064	164,042	65,902	—	240,643
Intercompany payable	—	—	774,442	21,808	(796,250)	—
Accrued liabilities	941	66,129	84,047	49,317	(1,642)	198,792

Total current liabilities	4,576	73,396	1,023,765	137,027	(797,892)	440,872
Long-term debt, excluding current portion	104,775	618,968	17,421	114,360	(84,924)	770,600
Other noncurrent liabilities	—	34,552	23,623	10,895	—	69,070

Total liabilities	109,351	726,916	1,064,809	262,282	(882,816)	1,280,542
Commitments and contingencies	—	—	—	—	—	—
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	262,753	360,112	—	—	(360,112)	262,753
Retained earnings (accumulated deficit)	(20,642)	(20,642)	(49,624)	63,429	6,837	(20,642)
Accumulated other comprehensive income	43,651	43,651	18	55,031	(98,700)	43,651

Total stockholder’s equity	285,762	383,121	(49,604)	193,460	(526,977)	285,762

Total liabilities and stockholder’s equity	$395,113	$1,110,037	$1,015,205	$455,742	$(1,409,793)	$1,566,304

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS

		Thirteen Weeks Ended November 28, 2004
			(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$2,070,743	$412,254	$—	$2,482,997
Cost of goods sold	—	—	2,044,695	388,724	—	2,433,419

Gross profit	—	—	26,048	23,530	—	49,578

Selling, general and administrative	—	—	23,295	4,292	—	27,587
Translation gains	—	—	(9)	(1,288)	—	(1,297)
Interest expense (income)	—	(2,881)	16,911	4,440	—	18,470

	—	(2,881)	40,197	7,444	—	44,760

Income (loss) before income taxes	—	2,881	(14,149)	16,086	—	4,818

Income tax expense (benefit)	—	(3,195)	(26)	4,826	—	1,605

Income (loss) from continuing operations before equity in earnings of unconsolidated subsidiaries	—	6,076	(14,123)	11,260	—	3,213
Income from discontinuing operations, net of tax	—	—	—	1,021	—	1,021
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	6,076	(14,123)	12,281	—	4,234
Equity in earnings of unconsolidated subsidiaries	4,234	(1,842)	—	—	(2,392)	—

Net income (loss)	$4,234	$4,234	$(14,123)	$12,281	$(2,392)	$4,234

		Twenty-Six Weeks Ended November 28, 2004
			(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$4,231,989	$773,652	$—	$5,005,641
Cost of goods sold	—	—	4,164,293	706,223	—	4,870,516

Gross profit	—	—	67,696	67,429	—	135,125

Selling, general and administrative	—	—	50,937	11,457	—	62,394
Translation gains	—	—	(8)	(1,333)	—	(1,341)
Interest expense (income)	—	(6,134)	31,095	8,540	—	33,501

	—	(6,134)	82,024	18,664	—	94,554

Income (loss) before income taxes	—	6,134	(14,328)	48,765	—	40,571

Income tax expense (benefit)	—	93	(167)	14,630	—	14,556

Income (loss) from continuing operations before equity in earnings of unconsolidated subsidiaries	—	6,041	(14,161)	34,135	—	26,015
Income from discontinuing operations, net of tax	—	—	—	1,958	—	1,958
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	6,041	(14,161)	36,093	—	27,973
Equity in earnings of unconsolidated subsidiaries	27,973	21,932	—	—	(49,905)	—

Net income (loss)	$27,973	$27,973	$(14,161)	$36,093	$(49,905)	$27,973

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS

		Thirteen Weeks Ended November 27, 2005
			(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$1,969,122	$360,025	$—	$2,329,147
Cost of goods sold	—	—	1,957,541	351,204	—	2,308,745

Gross profit	—	—	11,581	8,821	—	20,402

Selling, general and administrative	—	—	32,136	6,197	—	38,333
Translation (gains) losses	—	—	2	(6)	—	(4)
Interest expense, net	—	—	14,966	6,009	—	20,975

	—	—	47,104	12,200	—	59,304
Loss before income taxes	—	—	(35,523)	(3,379)	—	(38,902)

Income tax benefit	—	—	(20,032)	(1,014)	—	(21,046)

Loss before equity in earnings of unconsolidated subsidiaries	—	—	(15,491)	(2,365)	—	(17,856)
Equity in earnings of unconsolidated subsidiaries	(17,856)	(17,856)	—	—	35,712	—

Net loss	$(17,856)	$(17,856)	$(15,491)	$(2,365)	$35,712	$(17,856)

		Twenty-Six Weeks Ended November 27, 2005
			(in thousands)
	Swift Holdings			Subsidiary
	Parent	Swift Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$3,996,513	$749,545	$—	$4,746,058
Cost of goods sold	—	—	3,948,187	731,545	—	4,679,732

Gross profit	—	—	48,326	18,000	—	66,326

Selling, general and administrative	—	—	63,072	12,112	—	75,184
Translation losses	—	—	6	197	—	203
Interest expense, net	—	—	29,520	11,956	—	41,476

	—	—	92,598	24,265	—	116,863
Loss before income taxes	—	—	(44,272)	(6,265)	—	(50,537)

Income tax benefit	—	—	(17,730)	(1,880)	—	(19,610)

Loss before equity in earnings of unconsolidated subsidiaries	—	—	(26,542)	(4,385)	—	(30,927)
Equity in earnings of unconsolidated subsidiaries	(30,927)	(30,927)	—	—	61,854	—

Net loss	$(30,927)	$(30,927)	$(26,542)	$(4,385)	$61,854	$(30,927)

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

		Twenty-Six Weeks Ended November 28, 2004
			(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by operating activities	$—	$699	$74,950	$49,138	$—	$124,787

Cash flows from investing activities:
Additions to property, plant and equipment	—	—	(6,337)	(9,666)	—	(16,003)
Proceeds from sales of property, plant and equipment	—	—	1,167	26	—	1,193
Notes receivable and other items	—	32,187	—	—	(32,000)	187

Net cash flows provided by (used in) investing activities	—	32,187	(5,170)	(9,640)	(32,000)	(14,623)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	—	11,000	(11,000)	—
Payments of debt	—	(1,175)	(1,140)	(43,122)	43,000	(2,437)
Change in overdraft balances	—	(924)	8,007	(7,340)	—	(257)
Debt modification fees	—	(846)	—	—	—	(846)
Dividends Paid	—	(121,442)	—	—	—	(121,442)
Net investments and advances/(distributions)	—	71,651	(76,474)	4,823	—	—

Net cash flows used in financing activities	—	(52,736)	(69,607)	(34,639)	32,000	(124,982)

Effect of exchange rates on cash	—	—	—	1,712	—	1,712

Net change in cash and cash equivalents	—	(19,850)	173	6,571	—	(13,106)

Cash and cash equivalents, beginning of period	—	87,390	2,441	10,424	—	100,255

Cash and cash equivalents, end of period	$—	$67,540	$2,614	$16,995	$—	$87,149

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

		Twenty-Six Weeks Ended November 27, 2005
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$(1,598)	$18,103	$11,717	$(1,235)	$(25,085)	$1,902

Cash flows from investing activities:
Additions to property, plant and equipment	—	—	(10,648)	(12,164)	—	(22,812)
Proceeds from sales of property, plant and equipment	—	—	1,469	50	—	1,519

Investment activity with subsidiaries	—	—	—	—	—	—

Notes receivable and other items	—	228	—	—	—	228

Net cash flows provided by (used in) investing activities	—	228	(9,179)	(12,114)	—	(21,065)

Cash flows from financing activities:
Proceeds from debt issuance	—	22,000	—	29,436	—	51,436
Payments of long-term debt	—	(25,121)	(554)	—	—	(25,675)
Change in overdraft balances	—	(470)	(9,216)	(2,197)	—	(11,883)
Dividend paid	—	(7,293)	—	(25,085)	25,085	(7,293)
Net investments and advances/(distributions)	1,598	(18,466)	7,251	9,617	—	—

Net cash flows provided by (used in) financing activities	1,598	(29,350)	(2,519)	11,771	25,085	6,585

Effect of exchange rates on cash	—	—	—	(32)	—	(32)

Net change in cash and cash equivalents	—	(11,019)	19	(1,610)	—	(12,610)

Cash and cash equivalents, beginning of period	—	68,473	1,592	9,283	—	79,348

Cash and cash equivalents, end of period	$—	$57,454	$1,611	$7,673	$—	$66,738

NOTE 8. SUBSEQUENT EVENT
     On December 16, 2005 Swift Foods and Swift Holdings issued a parental guarantee to certain surety insurance carriers related to the livestock surety bonds of their subsidiary Swift Operating. The livestock bonds are required by the Packers & Stockyards Administration of the US Department of Agriculture under the Packers and Stockyards Act of 1921 and would be triggered only in the event that Swift Operating failed to properly pay livestock producers for animals delivered to its plants.

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
Where you can find more information
          We maintain an internet web site at www.swiftbrands.com. The information on this site does not form a part of this Form 10-Q. Our Form 10-Q may be inspected, without charge, at the Public Reference Room of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549. Copies of such materials may also be obtained by mail at prescribed rates from the Public Reference Room of the Securities and Exchange Commission at that address. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Copies of such materials may also be obtained from the web site that the Securities and Exchange Commission maintains at www.sec.gov.
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
Critical Accounting Policies
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended May 29, 2005. We have made no changes to those policies during the twenty-six weeks ended November 27, 2005.
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
     As of early November 2005, approximately thirty four countries’ borders had remained closed to imports of US beef.
     On December 12, 2005 Japan reopened its market to US and Canadian beef for import of cattle 20 months of age or younger. The initial impact of the market reopening on the US beef industry is expected to be limited. Approximately 5 — 10% percent of US cattle ready for slaughter are estimated to qualify for export to Japan. The majority of those that qualify have adequate birth records and the remainder will be able to pass a USDA grading test that would guarantee that the animals are under 20 months of age. Taiwan and South Korea are other historically significant markets for US beef which continue their bans imposed since December 2003.
     We cannot anticipate the duration of remaining beef import bans or whether additional countries may impose similar restrictions. In addition, we cannot presently assess any further economic impact of this occurrence on the U.S. beef industry or on our operations. Our revenues and net income may continue to be materially adversely affected in the event previously announced import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.
     In July 2005, the United States Court of Appeals for the Ninth Circuit overturned a preliminary injunction issued in March 2005 by the United States District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle, and resulted in the immediate reopening of the border to live cattle imports of cattle under the age of 30 months. In October 2005, the Court denied the plaintiffs petition for a rehearing. Although the denial does not completely dispose of the proceedings in the District Court, it is expected that the lower court will dispose of the case consistent with the Appeals Court’s rulings, which will permit the continued importation from Canada of live cattle under 30 months of age.

Supplemental Financial Data
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

	Reconciliation to Last Twelve Months (“LTM”) EBITDA
	(in thousands)
	Twenty-Six Weeks		Twenty-Six Weeks
	Ended	Fiscal Year Ended	Ended	LTM Ended
	November 28, 2004	May 29, 2005	November 27, 2005	November 27, 2005 (a)
EBITDA
Swift Beef	$(22,585)	$(65,132)	$(25,632)	$(68,179)
Swift Pork	70,733	122,091	41,818	93,176
Swift Australia	66,832	106,044	14,952	54,164
Corporate and Other	(14)	(18)	—	(4)

Total	114,966	162,985	31,138	79,157
Interest expense, net	(33,501)	(80,229)	(41,476)	(88,204)
Depreciation and amortization	(40,894)	(83,533)	(40,199)	(82,838)

Total income (loss) before income taxes — GAAP	$40,571	$(777)	$(50,537)	$(91,885)

(a)	This column is derived by deducting the twenty-six weeks ended November 28, 2004, from the fiscal year ended May 29, 2005, and adding the twenty-six weeks ended November 27, 2005.
Results of Operations
   Twenty-six weeks ended November 27, 2005 compared to twenty-six weeks ended November 28, 2004
     Net Sales. Net sales for the twenty-six weeks ended November 27, 2005 decreased $259.6 million, or 5.2%, as compared to the twenty-six weeks ended November 28, 2004, primarily reflecting lower Swift Beef sales as a result of 2% higher selling prices coupled with 6% lower sales volumes, 9% lower sales prices on flat volumes for Swift Pork, as well as 10% higher prices on 12% lower volumes for Swift Australia principally in the grass-fed business. Included in the Australian increase in selling prices was the benefit of an increase in the Australian dollar to US dollar exchange rate of approximately 5.1% from the comparative twenty-six weeks of the prior fiscal year.
     Cost of Goods Sold. Cost of goods sold decreased $190.8 million, or 3.9%, for the twenty-six weeks ended November 27, 2005 as compared to the twenty-six weeks ended November 28, 2004. An overall decrease in raw material costs were partially offset by 10% higher freight and warehousing costs, 4% higher labor costs, and 18% higher utility costs driven by overall increases in energy costs. Current period results were impacted by flat raw material costs compared to the prior period on 6% lower volumes for Swift Beef and 11% lower hog prices for Swift Pork on flat volumes, which were slightly offset by 15% higher cattle prices on 12% lower volumes for Swift Australia. The US beef industry continues to struggle with market instability due to uncertainties related to the border closings as a result of BSE discoveries in North America. The Australian dollar to US dollar exchange rate increase of approximately 5.1% unfavorably impacted cost of goods sold from the comparative twenty-six weeks of the prior fiscal years.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 1.4% for the twenty-six weeks ended November 27, 2005 as compared to 2.7% for the prior twenty-six weeks. The decrease in gross margin percentage primarily reflected lower raw material costs, more than offset by sales declines and higher freight and warehousing, labor, and utility costs as discussed above.

     Selling, General and Administrative. Selling, general and administrative expenses were $75.2 million for the twenty-six weeks ended November 27, 2005 as compared to $62.4 million for the twenty-six weeks ended November 28, 2004. These expenses increased by $12.8 million, or 20.5%, primarily related to investments in process improvement initiatives, customer facing programs, and compliance.
     Interest Expense. Interest expense for the twenty-six weeks ended November 27, 2005 was $41.5 million as compared to $33.5 million during the period ended November 28, 2004. The increase was due primarily to interest expense on the Senior Notes issued March 11, 2005. Interest expense was also impacted by a $1.5 million loss in fair value of a fixed to variable rate interest rate swap recorded in the twenty-six weeks ended November 27, 2005, while the twenty-six weeks ended November 28, 2004 included a $1.9 million gain on the same item. For more information see the “Liquidity and Capital Resources” discussion.
     Other Items. Our operating results during the twenty-six weeks ended November 27, 2005 were impacted by a translation loss of $0.2 million as compared to a $1.3 million gain for the period ending November 28, 2004, primarily related to U.S. dollar denominated borrowings with Swift Australia.
     Income Taxes. For the twenty-six weeks ended November 27, 2005 our effective tax rate was approximately 38.8% as compared to the twenty-six weeks ended November 28, 2004, for which our effective tax rate was approximately 35.5%. The increase is related to the mix of anticipated US and foreign earnings.
   Thirteen weeks ended November 27, 2005 compared to thirteen weeks ended November 28, 2004
     Net Sales. Net sales for the thirteen weeks ended November 27, 2005 decreased $153.9 million, or 6.2%, as compared to the thirteen weeks ended November 28, 2004, primarily reflecting 2% higher prices on 15% lower volumes for Swift Australia principally in the grass-fed business, 4% higher selling prices on an 8% reduction in sales volumes for Swift Beef, and 10% lower sales prices on 6% higher volumes for Swift Pork. Included in the Australian increase in selling prices is the benefit of an increase in the Australian dollar to US dollar exchange rate of approximately 2.7% from the comparative thirteen weeks of the prior fiscal year.
     Cost of Goods Sold. Cost of goods sold decreased $124.7 million, or 5.1%, for the thirteen weeks ended November 27, 2005 as compared to the thirteen weeks ended November 28, 2004. An overall decrease in raw material costs were partially offset by 32% higher utility costs and 11% higher freight and warehousing costs driven by overall increases in energy costs, as well as 12% higher labor costs. Current period results are impacted by nominally higher raw material costs on 8% lower volumes for Swift Beef, 3% higher cattle prices on 15% lower volumes for Swift Australia, and 15% lower hog prices on 6% higher volumes for Swift Pork. The US beef industry continues to struggle with market instability due to uncertainties related to the border closings as a result of BSE discoveries in North America. The Australian dollar to the US dollar exchange rate increase of approximately 2.7% unfavorably impacted cost of goods sold from the comparative thirteen weeks of the prior fiscal year.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 0.9% for the thirteen weeks ended November 27, 2005 as compared to 2.0% for the prior thirteen weeks. The decrease in gross margin percentage primarily reflected lower raw material costs, more than offset by sales declines and higher utility, freight and warehousing, and labor costs as discussed above.
     Selling, General and Administrative. Selling, general and administrative expenses were $38.3 million for the thirteen weeks ended November 27, 2005 as compared to $27.6 million for the thirteen weeks ended November 28, 2004. These expenses increased by $10.7 million, or 38.9%, primarily related to investments in process improvement initiatives, customer facing programs, and compliance. Selling, general, and administrative expenses in the prior thirteen weeks was also impacted by reductions in year-to-date accruals for management incentive programs based on changes in management’s estimates of full year results.
     Interest Expense. Interest expense for the thirteen weeks ended November 27, 2005 was $21.0 million as compared to $18.5 million during the period ended November 28, 2004. The increase was due primarily to interest expense of $2.7 million on the Senior Notes issued March 11, 2005.
     Other Items. Our operating results during the quarter ended November 27, 2005 included a translation gain of $4.0 thousand, while the comparative period of the prior year included a translation gain of $1.3 million related to strengthening of the Australian dollar.

     Income Taxes. For the thirteen weeks ended November 27, 2005 our effective tax rate was approximately 54.1% as compared to the thirteen weeks ended November 28, 2004, for which our effective tax rate was approximately 32.5%. The increase in effective tax rate was due to lower earnings of Swift Australia than previously expected, and the related cumulative year-to-date adjustment in income taxes required to be made in the thirteen weeks ended November 27, 2005.
Segment Results
     The following table presents segment results for the twenty-six weeks ended November 28, 2004 and November 27, 2005 (in thousands):

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended	Sales	Volume	Average Sales Price
	November 28, 2004	November 27, 2005	Change	Change	Change
Net sales
Swift Beef	$2,865,407	$2,746,176	$(119,231)	(6.0)%	1.9%
Swift Pork	1,172,573	1,063,966	(108,607)	(0.1)%	(9.2)%
Swift Australia	986,499	959,576	(26,923)	(11.6)%	10.0%
Corporate and Other	(18,838)	(23,660)	(4,822)	N/A	N/A

Total	$5,005,641	$4,746,058	$(259,583)	(2.8)%	4.9%

Depreciation and amortization
Swift Beef	$24,167	$22,248
Swift Pork	9,328	9,820
Swift Australia	7,399	8,131
Corporate and Other	—	—

Total	$40,894	$40,199

EBITDA
Swift Beef	$(22,585)	$(25,632)
Swift Pork	70,733	41,818
Swift Australia	66,832	14,952
Corporate and Other	(14)	—

Total	114,966	31,138

Interest expense, net	(33,501)	(41,476)
Depreciation and amortization	(40,894)	(40,199)

Total income (loss) from continuing operations before income taxes	$40,571	$(50,537)

   Twenty-six weeks ended November 27, 2005 compared to twenty-six weeks ended November 28, 2004
     Swift Beef
     Net Sales. Net sales of Swift Beef were $2,746.2 million for the twenty-six weeks ended November 27, 2005 as compared to $2,865.4 million for the twenty-six weeks ended November 28, 2004. The sales decrease of $119.2 million, or 4.2%, reflected 2% higher selling prices on lower volumes reflecting continued impacts following the December 2003 border closings to US beef exports. Sales volumes were approximately 6% lower than year ago levels as a result of sustained high prices for finished box beef products, which allowed retailers to look to alternate relatively lower priced proteins such as pork and poultry.
     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $22.2 million for the twenty-six weeks ended November 27, 2005 as compared to $24.2 million for the twenty-six weeks ended November 28, 2004. The decrease of $2.0 million, or 7.9%, resulted primarily from the impact of reduced amortization on the Preferred Supplier Agreement based on a change in the estimate of the economic benefit period. Depreciation also decreased slightly as a result of certain assets becoming fully depreciated as compared to the impact of assets placed in service.
     EBITDA. EBITDA of Swift Beef was $(25.6) million for the twenty-six weeks ended November 27, 2005 as compared to $(22.6) million for the twenty-six weeks ended November 28, 2004. The decrease of $3.0 million, or 13.5%, reflected a 4.2% decrease in beef sales with 2% higher prices on a 6% reduction in volumes, partially offset by lower raw material costs due to decreased production levels. US beef live cattle prices continue at levels which do not reflect the reduction in sales value of the offal and variety meats items which formerly were sold into export markets. EBITDA was also impacted by higher labor, freight and warehousing, utility, and professional fee costs as compared to the prior twenty-six weeks.
     Gross margin percentages (gross profit as a percent of net sales) were (0.3)% for the twenty-six weeks ended November 27, 2005 as compared to (0.6)% for the prior twenty-six weeks. The slight improvement in margins was due primarily to an increase in selling prices, offset by increased cattle prices. The US beef industry continues to struggle with market instability due to uncertainties related to the border closings as a result of BSE discoveries in North America.
   Swift Pork
     Net Sales. Net sales of Swift Pork were $1,064.0 million for the twenty-six weeks ended November 27, 2005 as compared to $1,172.6 million for the twenty-six weeks ended November 28, 2004. The decrease of $108.6 million, or 9.3%, reflected 9% lower selling prices on relatively flat volumes. Decreases in selling prices were partially attributable to deterioration in demand due in part to a return to normal seasonal consumer buying patterns.
     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $9.8 million for the twenty-six weeks ended November 27, 2005 as compared to $9.3 million for the twenty-six weeks ended November 28, 2004. The increase of $0.5 million, or 5.3%, resulted primarily from the impact of depreciation on assets placed in service, partially offset by the impact of assets fully depreciated during the period.
     EBITDA. EBITDA of Swift Pork was $41.8 million for the twenty-six weeks ended November 27, 2005 as compared to $70.7 million for the twenty-six weeks ended November 28, 2004. The decrease of $28.9 million, or 40.9%, reflected decreased selling prices and increased labor, freight and warehousing, and utility costs, partially offset by lower raw material costs.
     Gross margin percentages (gross profit as a percent of net sales) were 5.1% for the twenty-six weeks ended November 27, 2005 and 6.9% for the twenty-six weeks ended November 28, 2004. The decrease in gross margin percentage reflected the decreased spread between selling prices and raw material cost per head due to declines in demand due in part to a return to normal seasonal consumer buying patterns.
   Swift Australia
     Net Sales. Net sales of Swift Australia were $959.6 million for the twenty-six weeks ended November 27, 2005 as compared to $986.5 million for the twenty-six weeks ended November 28, 2004. The decrease in net sales of $26.9 million, or 2.7%, primarily reflected a 12% decrease in volume principally in the grass-fed business and was partially offset by a 10% increase in sales prices. Sales price increases benefited from the 5.1% increase in the Australian dollar to US dollar exchange rate from the comparative twenty-six weeks of the prior year. The continent of Australia continues to be impacted by unusual patterns of frequent rain throughout the latter half of 2005. This adversely impacted the Australian beef industry as abundant grass on the plains enticed producers to hold back livestock for additional weight gain at relatively low incremental additional costs prior to slaughter.
     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $8.1 million for the twenty-six weeks ended November 27, 2005 as compared to $7.4 million for the twenty-six weeks ended November 28, 2004. The increase of $0.7 million, or 9.9%, was due to the effect of depreciation on assets placed in service, coupled with the Australian dollar to US dollar exchange rate increase of 5.1% between the two periods.
     EBITDA. EBITDA of Swift Australia was $15.0 million for the twenty-six weeks ended November 27, 2005 as compared to $66.8 million for the twenty-six weeks ended November 28, 2004. The decrease of $51.8 million, or 77.6%, was a result of decreased gross margins as a result of 15% higher cattle costs on slightly higher sales prices and lower volumes, coupled with slightly higher labor and freight and warehousing costs. The volume reductions were primarily in the grass-fed business as discussed above. In addition, the current period included a $0.2 million translation loss as compared to a $1.3 million gain in the prior period primarily related to US dollar denominated intercompany borrowings with the US.
     Gross margin percentages (gross profit as a percent of net sales) decreased to 2.0% in the twenty-six weeks ended November 27, 2005 as compared to 7.1% for the twenty-six weeks ended November 28, 2004 due primarily to increased raw material costs per head as compared to the prior period.

     The following table presents segment results for the thirteen weeks ended November 28, 2004 and November 27, 2005 (in thousands):

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Sales	Volume	Average Sales Price
	November 28, 2004	November 27, 2005	Change	Change	Change
Net sales
Swift Beef	$1,394,320	$1,342,244	$(52,076)	(7.6)%	4.2%
Swift Pork	572,347	541,294	(31,053)	5.6%	(10.4)%
Swift Australia	526,134	457,805	(68,329)	(14.9)%	2.3%
Corporate and Other	(9,804)	(12,196)	(2,392)	N/A	N/A

Total	$2,482,997	$2,329,147	$(153,850)	0.1%	2.1%

Depreciation and amortization
Swift Beef	$11,912	$11,150
Swift Pork	4,644	4,861
Swift Australia	3,793	3,997
Corporate and Other	—	—

Total	$20,349	$20,008

EBITDA
Swift Beef	$(8,202)	$(29,703)
Swift Pork	26,912	25,756
Swift Australia	24,938	6,028
Corporate and Other	(11)	—

Total	43,637	2,081

Interest expense	(18,470)	(20,975)
Depreciation and amortization	(20,349)	(20,008)

Total income (loss) before income taxes	$4,818	$(38,902)

   Thirteen weeks ended November 27, 2005 compared to thirteen weeks ended November 28, 2004
   Swift Beef
     Net Sales. Net sales of Swift Beef were $1,342.2 million for the thirteen weeks ended November 27, 2005 as compared to $1,394.3 million for the thirteen weeks ended November 28, 2004. The sales decrease of $52.1 million, or 3.7%, reflects 4% higher selling prices on lower volumes reflecting continued impacts following the December 2003 border closings to US beef exports. Sales volumes were approximately 8% lower than year ago levels as a result of sustained high prices for finished box beef products, which allowed retailers to look to alternate relatively lower priced proteins such as pork and poultry.
     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $11.1 million for the thirteen weeks ended November 27, 2005 as compared to $11.9 million for the thirteen weeks ended November 28, 2004. The decrease of $0.8 million, or 6.4%, resulted primarily from the impact of lower amortization on the Preferred Supplier Agreement based on a change in the estimate of the economic benefit period. Depreciation also decreased slightly as a result of certain assets becoming fully depreciated as compared to the impact of assets placed in service.
     EBITDA. EBITDA of Swift Beef was $(29.7) million for the thirteen weeks ended November 27, 2005 as compared to $(8.2) million for the thirteen weeks ended November 28, 2004. The decrease of $21.5 million, or 262.1%, reflected a 4.2% decrease in beef sales with 4% higher prices on an 8% reduction in volumes, partially offset by lower raw material costs due to decreased production levels. US beef live cattle prices continue at levels which do not reflect the reduction in sales value of the offal and variety meats items which formerly were sold into export markets. EBITDA was also impacted by higher labor, freight and warehousing, utility, and professional fee costs as compared to the prior year.

     Gross margin percentages (gross profit as a percent of net sales) were (1.5)% for the thirteen weeks ended November 27, 2005 as compared to (0.4)% for the prior thirteen weeks. The decrease in margins was due primarily to increased cattle prices, offset slightly by higher selling prices. The US beef industry continues to struggle with market instability due to uncertainties related to the border closings as a result of BSE discoveries in North America
   Swift Pork
     Net Sales. Net sales of Swift Pork were $541.3 million for the thirteen weeks ended November 27, 2005 as compared to $572.3 million for the thirteen weeks ended November 28, 2004. The decrease of $31.0 million, or 5.4%, reflected 10% lower selling prices on 6% higher volumes. Decreases in selling prices were partially attributable to deterioration in demand due in part to a return to normal seasonal consumer buying patterns.
     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $4.8 million for the thirteen weeks ended November 27, 2005 as compared to $4.6 million for the thirteen weeks ended November 28, 2004. The increase of $0.2 million, or 4.7%, resulted primarily from the impact of depreciation on assets placed in service, partially offset by the impact of assets removed from service.
     EBITDA. EBITDA of Swift Pork was $25.8 million for the thirteen weeks ended November 27, 2005 as compared to $26.9 million for the thirteen weeks ended November 28, 2004. The decrease of $1.1 million, or 4.3%, reflected decreased selling prices and increased labor, freight and warehousing, and utility costs, partially offset by lower raw material costs.
     Gross margin percentages (gross profit as a percent of net sales) were 6.0% for the thirteen weeks ended November 27, 2005 and 5.3% for the thirteen weeks ended November 28, 2004. The slight increase in margins reflected decreased hog costs, slightly offset by lower selling prices.
   Swift Australia
     Net Sales. Net sales of Swift Australia were $457.8 million for the thirteen weeks ended November 27, 2005 as compared to $526.1 million for the thirteen weeks ended November 28, 2004. The decrease in net sales of $68.3 million, or 13.0%, primarily reflected a 15% decrease in volume principally in the grass-fed business and was partially offset by a 2% increase in sales prices. Sales price increases benefited from the 2.7% increase in the Australian dollar to US dollar exchange rate from the comparative quarter of the prior year. The continent of Australia continues to be impacted by unusual patterns of frequent rain throughout the latter half of 2005. This adversely impacted the Australian beef industry as abundant grass on the plains enticed producers to hold back livestock for additional weight gain at relatively low incremental additional costs prior to slaughter.
     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $4.0 million for the thirteen weeks ended November 27, 2005 as compared to $3.8 million for the thirteen weeks ended November 28, 2004. The increase of $0.2 million, or 5.4%, was due to the effect of depreciation on assets placed in service, coupled with the Australian dollar to US dollar exchange rate increase of 2.7% between the two periods.
     EBITDA. EBITDA of Swift Australia was $6.0 million for the thirteen weeks ended November 27, 2005 as compared to $24.9 million for the thirteen weeks ended November 28, 2004. The decrease of $18.9 million, or 75.8%, was a result of decreased gross margins as a result of higher cattle costs on slightly higher sales prices and lower volumes, coupled with slightly higher labor costs. Volume reductions were primarily in the grass-fed business, as discussed above. In addition, the prior quarter included a $1.3 million gain on translation related primarily to US dollar denominated intercompany borrowings with the US.
     Gross margin percentages (gross profit as a percent of net sales) decreased to 1.8% in the thirteen weeks ended November 27, 2005 as compared to 4.6% for the thirteen weeks ended November 28, 2004 due primarily to increased raw material costs per head as compared to the prior period.
Recent Developments
     In July 2005, the United States Court of Appeals for the Ninth Circuit overturned a preliminary injunction issued in March 2005 by the United States District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle, and resulted in the immediate reopening of the border to live cattle imports of cattle under the age of 30 months. Although the denial does not completely dispose of the proceedings in the District Court, it is expected that the lower court will dispose of the case consistent with the Appeals Court’s rulings, which will permit the continued importation from Canada of live cattle under 30 months of age.
     On October 9, 2005 the US Supreme Court issued a ruling which may have an impact on all meatpacking companies, including us, in future periods. The Court ruled that certain workers are entitled to compensation for the time spent walking from the point where they put on their specialized personal protective equipment until they arrive at their daily workstations on the production line and the time from their stations to the point where they take off their equipment at the end of each work shift. We have not been notified of any action seeking historical damages although the United Food & Commercial Workers Union has indicated it wishes to include the impact of this court ruling in future labor discussions.
     In October 2005 we received a $2.3 million full and final settlement from a suit against linerboard manufacturers who were alleged to have violated anti-trust laws related to price fixing. Linerboard is the material from which corrugated boxes are made and in which we ship the majority of our finished goods. These proceeds were reflected as a reduction of Cost of Goods Sold during our second quarter of fiscal 2006 since the amount represented a reimbursement of excess costs previously charged against Cost of Goods Sold.
     On December 12, 2005 Japan reopened its market to US and Canadian beef for import of cattle 20 months of age or younger. The initial impact of the market reopening on the US beef industry is expected to be limited. Approximately 5 — 10% percent of US cattle ready for slaughter are estimated to qualify for export to Japan. The majority of those that qualify have adequate birth records and the remainder will be able to pass a USDA grading test that would guarantee that the animals are under 20 months of age. Taiwan and South Korea are other historically significant markets for US beef which continue their bans imposed since December 2003.
Liquidity and Capital Resources
   Internal Sources of Liquidity
     Our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our revolving credit facility. As of November 27, 2005, we had working capital of $496.9 million compared to $448.4 million at May 29, 2005. The change in working capital includes a reclass to long-term debt of $50.0 million of revolver previously classified as short-term based on management’s analysis of cash flows. Excluding this reclass, working capital was relatively flat compared to May 29, 2005.
     We believe that cash flows from operations and availability under our revolving credit facility will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt and fund capital expenditures. At November 27, 2005, we had capital projects in progress that will require approximately $25.8 million to complete. Capital spending for fiscal 2006 is expected to approximate $60.0 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities.
     Operating activities. Net cash provided by operating activities decreased $122.9 million for the twenty-six weeks ended November 27, 2005 as compared to the twenty-six weeks ended November 28, 2004. The decrease is attributable to continued pressure from high raw material costs and reduced value of certain cattle products due to loss of export markets being coupled with increases in labor, utility costs, and professional services. These resulted in a significant reduction in net income and therefore cash received from operations.
     Investing activities. Cash used in investing activities totaled $21.1 million for the twenty-six weeks ended November 27, 2005 as compared to $14.6 million for the twenty-six weeks ended November 28, 2004. The increase in cash used is the result of higher capital expenditures. Capital expenditures include an expansion at our Beef City plant in Australia and our pork plant in Marshalltown, Iowa, along with regular maintenance and upgrade projects at other plants.
     Financing activities. For the twenty-six weeks ended November 27, 2005, cash provided by financing activities was $6.6 million as compared to cash used in financing activities of $125.0 million for the twenty-six weeks ended November 28, 2004. The decrease in cash used was primarily the result of a dividend payment of $121.4 million made in the prior year to fund the Call Option described in Note 1, “Description of Business and Basis of Presentation”, to our consolidated financial statements included in Item 1 of this Form 10-Q.

   External Sources of Liquidity
     Our primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue our growth objectives. To finance our working capital needs, we utilize cash flow from operations and borrow from our existing revolving credit facility in addition to a combination of equity and long-term debt to finance non-current assets.
     We have in place a revolving credit facility (expiring in May 2010) of $550.0 million of which $290.5 million was available for borrowing as of November 27, 2005 with major domestic and international banks.
     At November 27, 2005, we had $772.0 million of total debt outstanding as compared to $745.0 million as of May 29, 2005.
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
     We have hog purchase contracts which require the purchase of a minimum of approximately 24.7 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices.
  Bank Covenant Compliance
     Our senior credit facility contains customary representations and warranties and a financial covenant that requires a minimum ratio of consolidated EBITDA to fixed charges of 1.15 to 1.00, which is only tested if borrowing availability under the agreement is less than $75.0 million. The agreement also contains negative covenants that limit the ability of Swift Operating and its subsidiaries to, among other things:
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
   Recently Issued Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. On April 15, 2005, the Securities and Exchange Commission (“SEC”) issued a rule deferring the effective date for SFAS No. 123R to the first fiscal year beginning after June 15, 2005. We currently record expense for option vesting under the provisions of SFAS No. 123. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies upon the adoption of SFAS No. 123R in our fiscal 2007. In March 2005, the SEC issued SAB No. 107 (“SAB 107”). The guidance provided by SAB 107 clarifies certain issues related to the adoption of SFAS 123R by public companies. The bulletin provides the SEC’s views on share-based payment transactions with non-employees, valuation methods, classification of compensation expense, non-GAAP financial measures, and disclosures for first-time adoption in an interim period. In October 2005, the FASB Staff Position (FSP) No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123 was issued, which provides guidance on the application of grant date as described in SFAS No. 123. Also, in November 2005, FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards was issued. This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Companies can decide to follow the transition guidance defined in the SFAS No. 123R or this alternate transition method described in the FSP. We are currently evaluating option valuation methodologies and assumptions and the transition alternatives permitted by SFAS No.123R. In addition, we will evaluate the guidance provided by FSP No. 123(R)-2, FSP No. 123(R)-3, and SAB 107 in conjunction with the adoption of SFAS No. 123R in our fiscal 2007.
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
     In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations and Interpretation of SFAS No. 143. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN No. 47 are effective for accounting for conditional asset retirement obligations no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required; early adoption is encouraged. We are currently evaluating the impact and will apply the provisions of FIN No. 47 as required upon adoption.
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
   Income Taxes
     The American Jobs Creation Act of 2004 (the “AJCA”) enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. To qualify for the deduction, the repatriated foreign earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by the board of directors. Certain other criteria in the AJCA must be satisfied as well. For us, the one-year period during which the qualifying distributions can be made is fiscal 2006.
     As noted in previous disclosures, due to our acquisition of previously taxed income in the Transaction, it is unlikely that we will repatriate earnings under AJCA. However, we are currently investigating the possibility of taking advantage of the favorable repatriation provisions under the AJCA with respect to certain foreign earnings for which we have already provided for deferred U.S. income taxes.
     For the fiscal year ending May 28, 2006, we consider the earnings of certain foreign subsidiaries to be indefinitely reinvested. As such, no provision for US tax is recorded on the current earnings of the foreign subsidiary.
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
     The following table provides the fair value of our open derivative instruments (in thousands):

	May 29, 2005	November 27, 2005
Fair Value:
Cattle and hogs	$6,838	$653
Energy	(527)	707
Foreign currency	(152)	(114)
Interest rate swap	(1,664)	(2,376)

Total	$4,495	$(1,130)

•	Fair value for cattle and hogs was determined using the quoted fair value and was based on our net derivative fair value by commodity.

•	Fair value of energy was determined by using quoted market prices, if available, and was based on our net derivative fair value by commodity.

•	Fair value of foreign currency was determined using quoted market prices and was based on the net derivative fair value.

•	Fair value of the interest rate swap was determined using the quoted market price.
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
     As of November 27, 2005, we had firm contracts to purchase approximately 34% of our anticipated need of cattle for the next 12 months, and we had derivative positions for less than 1% of our anticipated need for cattle and hogs.
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
     Gains and losses from energy derivatives are recognized in the statement of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. Due to world oil market volatility during the last half of the fiscal year 2005 and the first half of fiscal year 2006, our natural gas positions failed correlation under SFAS No. 133 and have been marked to market effective May 29, 2005 and November 27, 2005. This resulted in the recognition of approximately $0.5 million loss, $0.8 million loss, and $1.2 million gain in the fiscal year ended May 29, 2005 and the thirteen and twenty-six weeks ended November 27, 2005, respectively. As of November 27, 2005, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we had derivative positions for approximately 4% of our annual needs for natural gas.
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
     Gains and losses from foreign currency derivatives are recognized in the statement of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For the thirteen and twenty-six weeks ended November 27, 2005 and November 28, 2004, our foreign currency positions qualify for hedge accounting in accordance with SFAS 133. The ineffective component, generally related to changes in actual foreign currency sales, compared to estimated foreign currency sales or due to cancellations of committed customer sales, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.
Interest Rate Risk
     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks.
     In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. An amount of $1.5 million associated with the change in market value and cash interest expense for the current year is recorded within interest expense on the statements of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.
     During the second quarter of fiscal 2004, we began entering into forward contracts to hedge our exposure to gains and losses related to currency impacts of revolving intercompany borrowings with our Australian subsidiary. Changes in the fair value of these contracts are recorded in the statement of earnings as an offset to translation gains or losses on intercompany borrowings.
     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed-rate and variable rate debt and reviewing other business and financial risks. As of November 27, 2005 the fair value of our floating rate debt was $240.1 million. A 1% change in short-term rates would result in increased or decreased interest expense of approximately $2.4 million on an annualized basis based on borrowings outstanding at the end of the current quarter.
Sensitivity Analysis
     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% decrease in the fair value of applicable commodity prices, foreign exchange rates and interest rates and excludes the underlying items that are being hedged.

	May 29, 2005	November 27, 2005
	(in thousands)
Fair Value:
Cattle and hogs	$6,838	$653
Energy	(527)	707
Foreign currency	(152)	(114)
Interest rate swap	(1,664)	(2,376)

Total	$4,495	$(1,130)

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$(9,895)	$1,036
Energy	(1,020)	491
Foreign currency	(21,555)	(16,025)
Interest rate swap	(687)	(1,507)

Total	$(33,157)	$(16,005)

ITEM 4. CONTROLS AND PROCEDURES
     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. During the most recently completed fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities and Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (A) Exhibits

3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (1)

3.2	Bylaws of S&C Holdco 3, Inc. (2)

31.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Furnished herewith

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

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
Date: January 9, 2006