Form 10-Q
period 2006-02-26
S&C HOLDCO 3 INC
filed 2006-04-07
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no market for the Registrant’s common stock. As of April 3, 2006, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM 10-Q
February 26, 2006

Page
No.
PART I. Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	40

PART II. Other Information

Item 1. Legal Proceedings	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 5. Other Information	41
Item 6. Exhibits	41

Signatures	42
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 29, 2005	February 26, 2006
ASSETS

Current assets:
Cash and cash equivalents	$79,348	$49,747
Trade accounts receivable, net	373,167	324,449
Accounts receivable from related parties (Note 4)	41	—
Inventories	499,039	493,795
Other current assets	30,388	38,525

Total current assets	981,983	906,516

Property, plant and equipment, net	570,506	541,340
Goodwill	33,977	33,315
Other intangibles, net	26,299	22,822
Other assets	28,009	22,494

Total assets	$1,640,774	$1,526,487

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$51,482	$1,520
Accounts payable	250,212	232,035
Accounts payable to related parties (Note 4)	3,635	3,469
Accrued liabilities	221,402	209,839
Dividend payable (Note 4)	6,818	—

Total current liabilities	533,549	446,863

Long-term debt, less current portion	693,524	793,983
Other non-current liabilities	90,017	48,736

Total liabilities	1,317,090	1,289,582

Commitments and contingencies (Notes 3 and 5)

Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 29, 2005 and February 26, 2006	—	—
Additional paid-in capital	262,922	262,891
Retained earnings (accumulated deficit)	10,285	(69,993)
Accumulated other comprehensive income	50,477	44,007

Total stockholder’s equity	323,684	236,905

Total liabilities and stockholder’s equity	$1,640,774	$1,526,487

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	February 27, 2005	February 26, 2006	February 27, 2005	February 26, 2006
Net sales (Note 4)	$2,264,871	$2,256,492	$7,270,512	$7,002,550
Cost of goods sold (Note 4)	2,249,706	2,268,023	7,120,222	6,947,755

Gross profit (loss)	15,165	(11,531)	150,290	54,795

Selling, general and administrative	30,501	38,379	92,895	113,563
Translation losses (gains)	545	22	(796)	225
Interest expense, net	18,006	22,319	51,507	63,794

Total expenses	49,052	60,720	143,606	177,582

Income (loss) from continuing operations before income taxes	(33,887)	(72,251)	6,684	(122,787)

Income tax expense (benefit)	(12,112)	(22,900)	2,444	(42,509)

Income (loss) from continuing operations	$(21,775)	$(49,351)	$4,240	$(80,278)
Income from discontinued operations, net of tax (Note 1)	1,054	—	3,012	—

Net income (loss)	$(20,721)	$(49,351)	$7,252	$(80,278)

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	February 27, 2005	February 26, 2006
Cash flows from operating activities:
Net income (loss)	$7,252	$(80,278)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	59,541	58,182
Amortization of intangibles, debt issuance costs and accretion of bond discount	10,281	8,088
Loss on sale of property, plant and equipment	834	166
Deferred taxes	—	(39,274)
Stock-based compensation	2,674	445
Other noncash items	241	(400)
Change in assets and liabilities	43,985	42,162

Net cash flows provided by (used in) operating activities	124,808	(10,909)

Cash flows from investing activities:
Additions to property, plant and equipment	(30,543)	(36,452)
Proceeds from sales of property, plant and equipment	2,453	1,842
Notes receivable and other items	260	344

Net cash flows used in investing activities	(27,830)	(34,266)

Cash flows from financing activities:
Proceeds from debt issuance	16,000	136,436
Payments of debt	(3,340)	(87,944)
Change in overdraft balances	(26,214)	(25,609)
Debt modification fees	(846)	—
Dividends paid	(121,442)	(7,293)

Net cash flows provided by (used in) financing activities	(135,842)	15,590

Effect of exchange rates on cash	1,964	(16)
Cash balance of discontinued operations	(7)	—
Net change in cash and cash equivalents	(36,907)	(29,601)

Cash and cash equivalents, beginning of period	100,255	79,348

Cash and cash equivalents, end of period	$63,348	$49,747

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
     On September 19, 2002, HMTF Rawhide, L.P. (the “Purchaser”), the partnership formed by Swift Holdings’ equity sponsors, acquired a 54% interest in the United States beef, pork and lamb processing business and the Australian beef business of ConAgra Foods Inc. (the “Transaction”) excluding (i) ConAgra Beef Company’s cattle feeding operations (the “domestic cattle feeding operations”) and (ii) Weld Insurance Company, Inc., Monfort Finance Company, Inc., and Monfort Construction Company. Subsequent to the Transaction the Purchaser owned approximately 54% of Swift Foods Company, ConAgra Foods owned approximately 45% and management of Swift Foods Company owned approximately 1%. In a related transaction, an indirect subsidiary of Swift Foods Company also acquired all of the common stock of the domestic cattle feeding operations (“Monfort”), which are not part of the business of Swift Holdings and its subsidiaries. On September 24, 2004, the common stock of Monfort was tendered to ConAgra Foods in full settlement of, and release from, all outstanding obligations under Monfort’s credit facility.
     On July 30, 2004, the Purchaser gave notice of its exercise of the right to purchase all of the remaining common stock of Swift Foods Company held by ConAgra Foods and its affiliates. The purchase of such stock was completed on September 23, 2004 (the “Call Option”) for a purchase price of approximately $200 million including fees and direct costs of the transaction and was funded by a credit facility obtained by a subsidiary of the Purchaser. Included in the fees related to the Call Option is $2.9 million paid to Hicks, Muse & Co. Partners L.P., an affiliate of the Purchaser, for services performed in conjunction with the Call Option. To effect the purchase of the shares held by ConAgra Foods, the Purchaser formed Rawhide Subsidiary 1 and Rawhide Subsidiary 3 along with other holding companies. Rawhide Subsidiary 1 was later renamed Swift Foods Company (“Swift Foods”) and Rawhide Subsidiary 3 was later renamed SFC Subsidiary Holdings, Inc. (“SFC”). The former Swift Foods Company (“Former Swift Foods”), incorporated in May 2002, was merged into SFC in November 2004 and all outstanding shares and options of Former Swift Foods common stock were exchanged for shares of Swift Foods on a 1 for 1 basis. Swift Foods owns 100% of the issued and outstanding capital stock of SFC, which in turn owns 100% of the issued and outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the issued and outstanding capital stock of Swift Holdings. Swift Holdings owns 100% of the issued and outstanding capital stock of Swift Operating. GAAP generally provides for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying financial statements of Swift Holdings do not reflect a new basis of accounting with respect to the Call Option pursuant to Staff Accounting Bulletin (“SAB”) No. 54 Application of “Pushdown” Basis of Accounting in Fianncial Statements of Subsidiaries Acquired by Purchase. The guidance in SAB No. 54 allows the post-Call Option financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Call Option.
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
   Recently Issued Accounting Pronouncements
   On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. On April 15, 2005, the Securities and Exchange Commission (“SEC”) issued a rule deferring the effective date for SFAS No. 123R to the first fiscal year beginning after June 15, 2005. Swift Holdings currently records expense for option vesting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Current estimates of option values using the Black-Scholes-Merton method may not be indicative of results from valuation methodologies upon the adoption of SFAS No. 123R in Swift Holdings’ fiscal 2007. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”). The guidance provided by SAB 107 clarifies certain issues related to the adoption of SFAS No. 123R by public companies. The bulletin provides the SEC’s views on share-based payment transactions with non-employees, valuation methods, classification of compensation expense, non-GAAP financial measures, and disclosures for first-time adoption in an interim period. In October 2005, the FASB Staff Position (“FSP”) No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123 was issued, which provides guidance on the application of grant date as described in SFAS No. 123. Also, in November 2005, FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards was issued. This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Companies can decide to follow the transition guidance defined in the SFAS No. 123R or this alternate transition method described in the FSP. Further, in February 2006, FSP No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event was issued and amends SFAS No. 123R. Options and similar instruments issued as employee compensation that can be settled in cash upon the occurrence of a contingent event should be treated as a liability when it becomes probable that the event will occur. When it is determined that the event is probable, the option or similar instrument should be accounted for similar to a modification from an equity to a liability award. Swift Holdings is currently evaluating option valuation methodologies and assumptions and the transition alternatives permitted by SFAS No.123R. In addition, Swift Holdings will evaluate the guidance provided by the above FSPs, and SAB 107 in conjunction with the adoption of SFAS No. 123R in its fiscal 2007.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 has not had a material impact on Swift Holdings’ financial position, results of operations or cash flows.

     In March 2005, the FASB issued FASB Interpretation Number (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations an Interpretation of SFAS No. 143. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective for accounting for conditional asset retirement obligations no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required; early adoption is encouraged. Swift Holdings does not expect the adoption of FIN 47 to have a material impact on its financial position, results of operations or cash flows.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and SFAS Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without change, the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Swift Holdings will apply the provisions of SFAS No. 154 as required upon adoption.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement nullifies the FASB’s Derivatives Implementation Group (“DIG”) Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the application of bifurcation requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits qualifying special-purpose entities to hold passive derivative financial instruments that pertain to beneficial interests that are, or contain, a derivative financial instrument. SFAS No. 155 further provides the following:
•	Allows a fair value measurement option for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation.

•	Narrows the requirements of SFAS No. 133 and clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133.

•	Creates a requirement to evaluate interests in securitized financial assets to determine that derivatives are free-standing or hybrid instruments that contain embedded derivatives requiring bifurcation.

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.
     This statement should be applied to all instruments acquired, issued, or subject to a remeasurement event and is effective for the first fiscal year that begins after September 15, 2006, earlier adoption is permitted. This pronouncement will be effective for Swift Holdings for fiscal year 2008. Swift Holdings does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows.

   Income Taxes
          The American Jobs Creation Act of 2004 (the “AJCA”) enacted on October 22, 2004 provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. To qualify for the deduction, the repatriated foreign earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by Swift Holdings’ chief executive officer and approved by the board of directors. Certain other criteria in the AJCA must be satisfied as well. For Swift Holdings, the one-year period during which the qualifying distributions can be made is fiscal 2006.
     As noted in previous disclosures, due to Swift Holdings’ acquisition of previously taxed income in the Transaction, it is unlikely that it will repatriate earnings under AJCA. However, Swift Holdings is currently investigating the possibility of taking advantage of the favorable repatriation provisions under the AJCA with respect to certain foreign earnings for which Swift Holdings has already provided for deferred US income taxes.
     For the fiscal year ending May 28, 2006, Swift Holdings considers certain earnings of foreign subsidiaries to be indefinitely reinvested. As such, no provision for US tax is recorded on the current earnings of the foreign subsidiaries.
     The effective rate for the thirty-nine weeks ended February 26, 2006 of 34.6% differs from the statutory rate of 35% due to the mix of anticipated US and foreign earnings, and due to the recording of a valuation allowance on a deferred tax asset relating to certain foreign tax credit carryforwards of approximately $3.9 million as management believes that it is more likely than not that the asset will not be realized.
   Inventories
     The components of inventories, net of reserves, are as follows (in thousands):

	May 29, 2005	February 26, 2006
Livestock	$94,656	$99,396
Product inventories:
Work in progress	39,453	37,858
Finished goods	331,098	317,234
Supplies	33,832	39,307

	$499,039	$493,795

   Property, Plant and Equipment
     Property, plant and equipment are comprised of the following (in thousands):

	May 29, 2005	February 26, 2006
Land	$10,776	$10,675
Buildings, machinery and equipment	665,938	686,153
Property and equipment under capital lease	21,536	21,536
Furniture, fixtures, office equipment and other	50,612	52,824
Construction in progress	20,288	24,085

	769,150	795,273

Less accumulated depreciation	(198,644)	(253,933)

	$570,506	$541,340

   Goodwill and Other Intangible Assets
     Following is a rollforward of goodwill by segment for the thirty-nine weeks ended February 26, 2006 (in thousands):

			Translation
	May 29, 2005	Adjustments	Loss	February 26, 2006
Swift Pork	12,681	—	—	12,681
Swift Australia	21,296	—	(662)	20,634

Total	$33,977	$—	$(662)	$33,315

     Other identifiable amortizing intangible assets as of May 29, 2005 and February 26, 2006 are as follows (in thousands):

	May 29, 2005			February 26, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Patents	$3,782	$(1,108)	$2,674	$3,782	$(1,416)	$2,366
Preferred Supplier Agreement (Note 4)	27,964	(9,249)	18,715	27,749	(11,139)	16,610

Total amortizing intangibles	$31,746	$(10,357)	$21,389	$31,531	$(12,555)	$18,976

     For the thirteen and thirty-nine weeks ended February 27, 2005 and February 26, 2006, Swift Operating recognized $0.8 million, $3.5 million, $0.6 million and $2.2 million of amortization expense, respectively.
     Based on amortizing assets recognized in Swift Operating’s balance sheet as of February 26, 2006, amortization expense for each of the next five fiscal years is estimated as follows (in thousands):

2006 (remaining)	$589
2007	2,284
2008	2,125
2009	1,972
2010	1,598
     Other intangible assets that are not subject to amortization include Water Right Agreements with a total carrying amount of $4.9 million and $3.8 million for the periods ended May 29, 2005 and February 26, 2006, respectively. During the thirteen weeks ended February 26, 2006, Swift Operating entered into an agreement to sell shares of water rights. The agreement resulted in recognition of an impairment loss totaling $0.3 million.
   Other Current Assets
     Other Current Assets includes notes receivable from the City of Cactus, Texas. In December 2002, Swift Beef loaned $2.3 million to the City of Cactus, Texas (the “City”) for use by the City to secure acreage for the construction of the City’s new wastewater treatment plant. Swift Operating owns a beef processing facility as well as a wet blue hide processing facility which will be served by the new treatment plant. The loan was for an original 2-year term and accrued interest at 6%. The loan was amended in December 2004 to extend the maturity for up to one year and was extended for an additional year in December 2005. Additional loans were made by Swift Beef to the City in the amount of $3.5 million in January 2005, and $1.8 million in September 2005 to secure additional acreage. The loan for $3.5 million was amended in December of 2005 to extend the maturity for up to one year. Swift Operating is evaluating the impact of Emerging Issues Task Force (“EITF”) No. 01-08 Determining Whether an Arrangement Contains a Lease as well as EITF No. 97-10 The Effect of Lessee Involvement in Asset Construction in order to determine whether, once capital investment is begun by the City, Swift Operating may be required to reflect the wastewater treatment facility as a capital asset (similar to a capital leased asset) as Swift Operating will be the primary user of the wastewater facility based on projections of volume of throughput. Interest income on the notes is recognized as an offset to interest expense.
   Overdraft Balances
     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statements of cash flows. As of May 29, 2005 and February 26, 2006, bank overdrafts included in trade accounts payable were $112.1 million and $86.5 million, respectively.
   Foreign Currency Translation
     For foreign operations, the local currency is the functional currency. Translation into US dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income. Translation gains and losses on US dollar denominated revolving intercompany borrowings between the Australian subsidiaries and the US parent are recorded in earnings. Translation gains and losses on US dollar denominated intercompany borrowings between the Australian subsidiary and the US parent, which are deemed to be part of the investment in the subsidiary, are recorded in other comprehensive income.
   Comprehensive Income
     The components of comprehensive income for the periods indicated below are as follows (in thousands):

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	February 27, 2005	February 26, 2006	February 27, 2005	February 26, 2006
Net income (loss)	$(20,721)	$(49,351)	$7,252	$(80,278)
Other comprehensive income
Derivative adjustment, net of tax	(2,399)	28	(154)	12
Foreign currency translation adjustment, net of tax	(1,498)	328	20,274	(6,482)

Total comprehensive income (loss).	$(24,618)	$(48,995)	$27,372	$(86,748)

     The above derivative adjustments are net of tax of $(1.5) million and $(16) thousand for the thirteen weeks ended February 27, 2005 and February 26, 2006, respectively, and $(94) thousand and $(7) thousand for the thirty-nine weeks ended February 27, 2005 and February 26, 2006, respectively. The above foreign currency translation adjustments are net of tax of $(828) thousand and $(1.2) million for the thirteen weeks ended February 27, 2005 and February 26, 2006, respectively, and $5.7 million and $3.1 million for the thirty-nine weeks ended February 27, 2005 and February 26, 2006, respectively.
   Stock-Based Compensation
     Swift Operating accounts for the Swift Foods stock-based compensation plan using the fair value based method of accounting for stock options as presented in SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock –Based Compensation – Transition and Disclosure. Swift Operating determined the fair value for the stock options granted using the Black-Scholes-Merton option pricing model.
     Compensation expense of $(0.04) million and $0.1 million was recognized in the statement of earnings for the granting of options for the thirteen weeks ended February 27, 2005 and February 26, 2006, respectively, and $2.4 million and $0.4 million for the thirty-nine weeks ended February 27, 2005 and February 26, 2006, respectively. Included in the compensation cost recognized for the thirteen weeks ended February 27, 2005 is an adjustment to the compensation expense recognized based on a final valuation of the common stock of Swift Foods. The charge for the thirty-nine weeks ended February 27, 2005 includes expense of $1.8 million relating to the modification of stock awards previously granted due to the exercise of the Call Option.

     Swift Operating determined the fair value for the stock options granted during the thirty-nine weeks ended February 26, 2006 using the Black-Scholes-Merton option pricing model. The assumption used in the calculation of the compensation cost was a risk-free interest rate at the time of grant ranging from 3.85% to 4.05% with an expected remaining life of 4 years for 1,025,000 options, and a risk-free interest rate at the time of grant of 3.70% with an expected remaining life of 3 years for 2,500,000 options. As allowed for entities with no publicly traded equity securities, Swift Operating also used a zero volatility factor in estimating the value of stock options.
   Plant Closure
     In August 2005 Swift Operating announced the closure of its Nampa, Idaho non-fed cattle processing facility. Swift Operating recognized costs associated with the closure of $3.1 million consisting of $2.5 million one-time severance and $0.6 million plant closure costs. Management completed an analysis under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) which indicated no impairment of the asset group’s long-lived assets as of February 26, 2006. Management continues to investigate several different options for the future use of the idled assets.
   Discontinued Operations
     In April 2005, Swift Australia, a wholly owned subsidiary of Swift Operating, sold its Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”). The results of operations of FJ Walker include $127.3 million and $352.1 million of net sales and $1.5 million and $4.3 million of pretax income which is presented as discontinued operations in the condensed, consolidated financial statements for the thirteen weeks and thirty-nine weeks ended February 27, 2005, respectively, pursuant to SFAS No. 144, and EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144.
   Settlement Received
     In October 2005 Swift Operating received a $2.3 million full and final settlement from a suit against linerboard manufacturers who were alleged to have violated anti-trust laws related to price fixing. Linerboard is the material from which corrugated boxes are made and in which Swift Operating ships the majority of its finished goods. These proceeds were reflected as a reduction of cost of goods sold during the thirteen weeks ended November 27, 2005 since the amount represented a reimbursement of excess costs previously charged against cost of goods sold.
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
     The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. At May 29, 2005 and February 26, 2006, the fair value of derivatives recognized within other current assets was $6.5 million and $0.8 million, respectively. The fair value of derivatives recognized within accrued liabilities for these periods was $2.0 million and $7.7 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the thirteen weeks ended February 27, 2005 and February 26, 2006, Swift Operating recognized, in interest expense, amounts of $0.5 million and $0.8 million, respectively, related to the swap. For the thirty-nine weeks ended February 27, 2005 and February 26, 2006, Swift Operating recognized, in interest expense, amounts of ($1.4) million and $2.2 million, respectively, related to the swap. At May 29, 2005 and February 26, 2006, the fair value of the interest rate swap recognized within accrued liabilities was $1.7 million and $3.3 million, respectively.
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
     As of each of May 29, 2005 and February 26, 2006, the balance reflected in accumulated other comprehensive income was a $0.1 million net of tax loss. Swift Operating anticipates losses of $0.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.
     Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond Swift Operating’s control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of February 26, 2006, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through February 2007. As of February 26, 2006, Swift Operating had derivative positions in place covering approximately l% of its anticipated need for livestock.
NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS
     The major components of debt are as follows (in thousands):

	May 29,	February 26,
	2005	2006
Current portion of long-term debt :
Revolving credit facility (a)	$50,000	$—
Current portion of installment notes payable	350	206
Current portion of capital lease obligations	1,132	1,314

Total current portion of long-term debt	51,482	1,520

Long-term debt:
Revolving credit facility (a)	152,000	251,601
Senior notes due 2009, net of unamortized discount	257,256	259,123
Senior notes due 2010, net of unamortized discount	104,749	104,788
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	11,442	11,416
Long-term capital lease obligations	18,077	17,055

Long-term debt, less current portion	693,524	793,983

Total debt	$745,006	$795,503

   (a) Based on management’s review of cash flow expectations for the twelve months through February 25, 2007, Swift Holdings has classified all revolver borrowings as long-term as of February 26, 2006.
   As of February 26, 2006, Swift Operating had approximately $251.6 million of secured debt outstanding, approximately $28.1 million of outstanding letters of credit, and approximately $270.3 million of availability under its revolving credit facility.

     A summary of the components of interest expense is presented below (in thousands):

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	February 27, 2005	February 26, 2006	February 27, 2005	February 26, 2006
Interest on:
Revolving credit facility (approximately 7.5%, 6.8%, 7.3%, and 6.2%)(i)	$1,129	$4,611	$4,115	$11,349
Term loan facility (approximately 4.8%, 0%, 4.7%, 0%) (i)	2,408	—	6,894	—
Senior notes due 2009 (10.125% rate)	6,784	6,784	20,309	20,309
Senior notes due 2010 (0%, 12.0%, 0% and 11.4% rate) (ii)	—	3,167	—	8,948
Senior subordinated notes (12.50% rate)	4,687	4,687	14,035	14,035
Capital lease interest	405	406	1,229	1,235
Other miscellaneous interest charges	95	160	326	546
Interest rate swap	516	767	(1,425)	2,222
Amortization of deferred financing costs	1,712	1,406	4,995	4,468
Amortization of original issue discount	622	635	1,867	1,905
Less: Capitalized interest	(66)	(86)	(157)	(315)
Interest income	(286)	(218)	(681)	(908)

Total interest expense, net	$18,006	$22,319	$51,507	$63,794

(i)	On May 26, 2005, Swift Operating entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The original credit facility included a term loan facility which was converted to the revolving credit facility under the Amended Credit Agreement.

(ii)	The senior notes due 2010 are guaranteed by Swift Foods.
     Guarantee of Debt of Indirect Parent — On March 11, 2005, Swift Foods issued $75.0 million of 10.25% convertible senior subordinated notes. The convertible notes are guaranteed by Swift Holdings.
     Financial Covenants - Swift Operating’s senior credit facilities and the senior notes due 2010 contain financial covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.
NOTE 4. RELATED PARTY TRANSACTIONS
     Purchases and Sales with ConAgra Foods — In connection with the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods. ConAgra Foods ceased to be a related party with Swift Operating on September 23, 2004 due to the exercise of the Call Option (see Note 1). Net sales to these parties, which are included in net sales in the statements of earnings, were $250.0 million for the period prior to September 23, 2004. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in the statements of earnings, were $233.2 million for the period prior to September 23, 2004. These amounts include purchases made under the Live Cattle Supply Agreement referred to below.
     Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of HM Capital Partners, LLC (formerly known as Hicks, Muse, Tate & Furst, Incorporated) (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly. Selling, general and administrative expenses for the thirteen and thirty-nine weeks ended February 27, 2005 and February 26, 2006 include $0.7 million, $2.2 million, $0.6 million, and $1.8 million, respectively, related to this agreement.
     Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and the entity that operated the domestic cattle feeding operations acquired from ConAgra Foods (“Monfort”), entered into a live cattle supply agreement (“Cattle Supply Agreement”) pursuant to which Swift Beef agreed to purchase all of the cattle produced by the domestic cattle feeding operations from such entity for processing at facilities owned by Swift Beef. The Cattle Supply Agreement terminated on September 19, 2004, the maturity date of the term loan and revolving credit facility between the domestic cattle feeding operations and ConAgra Foods. For the period prior to September 19, 2004, Swift Beef incurred and paid $211.9 million under this agreement, which amount is included in cost of goods sold in the statement of earnings.
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
     By-Products Marketing Agreement — On October 8, 2003, Swift Operating entered into a by-products marketing agreement (the “Marketing Agreement”) with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating sells to CTG certain by-products resulting from its processing of cattle and hogs in its US operations at prices in accordance with the agreement. The term of the agreement commenced May 26, 2003 and will terminate on May 31, 2009. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased based on a sliding scale. CTG ceased to be a related party with Swift Operating on September 23, 2004, due to the Call Option (see Note 1). The consolidated statement of earnings for the thirty-nine weeks ended February 27, 2005 included $0.7 million of income related to this agreement for the period prior to September 23, 2004.
     On October 8, 2003, Swift Operating entered into a separate agreement for by-products marketing of its Australian operations with CTG pursuant to which Swift Operating sells certain by-products resulting from its processing of cattle at prices in accordance with the agreement. In addition, Swift Operating received the right to continue utilizing the existing business name “CTG Rendered Products” for by-products in Australia and New Zealand. The term of the agreement commenced May 26, 2003 and will terminate on May 31, 2009. CTG ceased to be a related party with Swift Operating on September 23, 2004, due to the Call Option (see Note 1). The consolidated statement of earnings for the thirty-nine weeks ended February 27, 2005 included $0.5 million of expense related to this agreement for the period prior to September 23, 2004.
     Indemnity Side Letter — In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction, and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. At February 26, 2006, Swift Operating had a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represents additional claims from customers seeking reimbursement for recall related costs.
     Transactions with Parent Company
     Dividends to Parent Company — The Board of Directors of Swift Operating authorized the payment of a dividend of $6.8 million during the fourth quarter of fiscal 2005 to be paid in the first quarter of fiscal 2006, in connection with the departure of its chief executive officer and president. The authorization resulted in a reduction of retained earnings of $6.8 million in fiscal 2005. The dividend was subsequently distributed to Swift Foods to fund Swift Foods’ repurchase of Swift Foods’ common stock and options held by the former chief executive officer and president.
     During the second quarter of fiscal 2006, a dividend of $0.4 million was declared and paid by Swift Operating to Swift Foods to fund debt interest payments on Swift Foods’ convertible senior subordinated notes.
     Guarantee – In connection with Swift Holdings’ issuance of $105.0 million of senior notes due March 2010 on March 11, 2005 (see Note 3 for further discussion of these notes), Swift Foods, an indirect parent of Swift Holdings, issued a guarantee of the senior notes. If Swift Holdings is unable to perform under the senior notes indenture, Swift Foods would be required to satisfy the obligation.
     Purchase of Claim – In September 2005, Swift Foods purchased a claim of Snow Ball Foods, LLC (“Snow Ball”) against an unrelated third party. Booth Creek Management, an affiliate of George N. Gillett, Jr., the chairman of the board of Swift Foods and its subsidiaries, owns an indirect equity interest in both Snow Ball and Swift Foods. Swift Foods paid Snow Ball $0.2 million in September 2005 and issued a promissory note for an additional $0.2 million, payable in September 2006. Swift Operating, an indirect subsidiary of Swift Foods, agreed to reimburse Swift Foods for these amounts, and recognized an expense of $0.4 million which is included in Swift Holdings’ results of operations for the thirty-nine weeks ended February 26, 2006.
     Surety Guaranty – On December 16, 2005, Swift Foods and Swift Holdings issued a parental guarantee to certain surety insurance carriers related to the livestock surety bonds of their subsidiary Swift Operating. The livestock bonds are required by the Packers & Stockyards Administration of the US Department of Agriculture under the Packers and Stockyards Act of 1921 and would be triggered only in the event that Swift Operating failed to properly pay livestock producers for animals delivered to its plants.
     Payables and Receivables with Parent – In connection with the issuance of Swift Holdings’ $105.0 million of senior notes due March 2010 in fiscal 2005, Swift Foods, an indirect parent of Swift Holdings, paid certain debt issuance costs on behalf of Swift Holdings. These costs are reflected as a payable to related party in the May 29, 2005 and February 26, 2006 consolidated balance sheets. At May 29, 2005, accounts receivable from related parties includes a receivable from Swift Foods for various expenses paid by Swift Holdings on behalf of Swift Foods.
NOTE 5. LEGAL PROCEEDINGS
     On May 10, 2002, a lawsuit was filed against ConAgra Foods, Inc. and ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company) in the United States District Court for the District of Nebraska seeking certification of a class of all persons who have sold fed cattle to ConAgra Foods for cash, or on a basis affected by the cash price for fed cattle, during the period in which claims may be maintained pursuant to the applicable statute of limitations. The case was originally filed by two named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate exceeds 15,000. The complaint alleges that ConAgra Foods, in violation of the Packers and Stockyards Act of 1921, has used its market power and alleged use of captive supplies of fed cattle to reduce the prices paid to cattle producers in the cash market. The plaintiffs seek declaratory relief, unspecified compensatory damages, attorneys’ fees and expenses, and injunctive relief. On December 4, 2002, the complaint was amended to substitute two corporate entities for one of the individual plaintiffs. On December 16, 2002, the plaintiffs moved for class certification. ConAgra Foods has answered the amended complaint and filed a brief in opposition to the plaintiff’s motion for class certification. The court has not ruled on plaintiffs’ motion for class certification. On April 21, 2004, the court stayed all proceedings in this case pending the outcome of an appeal in a separate case, in which neither ConAgra Foods nor Swift Operating is a party, that is pending in the United States Court of Appeals for the Eleventh Circuit. On March 27, 2006, the United States Supreme Court denied the plaintiff’s appeal in the separate proceeding, leaving the Eleventh Circuit’s decision in favor of the defendant beef processor intact. On April 4, 2006 the plaintiffs in the case against Swift Beef Company requested the dismissal of the lawsuit, which was granted on April 5, 2006.
     On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek an estimated $9.2 million in actual damages against Swift Beef under various causes of action, including restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. On June 4, 2004, the court granted plaintiffs’ motion for class certification. The court has set the case for trial in April 2006. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities to the extent such damages together with any other indemnifiable claims under the acquisition agreement entered into to effect the Transaction exceed a minimum threshold of $7.5 million. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, Swift Operating has not established a loss accrual associated with this claim.
     On January 19, 2005, Cargill Meat Solutions Corp. (“Cargill”) filed a lawsuit against Swift Operating in the United States District Court for the Northern District of Texas alleging infringement of certain patents covering methods of electrically stimulating beef carcasses. On June 15, 2005, the complaint was amended to add Texas Tech University, the co-owner of the patents, as a plaintiff. The plaintiffs sought declaratory relief, injunctive relief and unspecified compensatory and exemplary damages and expenses. Swift Operating believes that its practices do not infringe the plaintiffs’ patents, and that the patents are invalid and unenforceable. On July 22, 2005, Swift Operating filed a counterclaim alleging Cargill’s infringement of certain of Swift Operating’s patents covering methods of washing beef carcasses and recovering the resulting waste water. The counterclaim sought declaratory relief, injunctive relief, and unspecified compensatory and punitive damages and expenses. On January 30, 2006, the claim and counterclaim were settled at nominal expense to Swift Operating.
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
     Swift Australia — The majority of Swift Australia’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats and other products. Approximately 75% of the beef product sold by Swift Australia is derived from grass-fed animals. The remainder of Swift Australia’s beef products are derived from grain-fed animals that are sold primarily to Japan. Other sales are derived from its foods division, which produces value-added meat products including pizza toppings for Pizza Hut. FJ Walker, a portion of the foods division that supplied meat patties to McDonalds, was sold in April 2005 and is reported as discontinued operations as discussed in Note 1. Accordingly, the segment amounts for Swift Australia presented below have been adjusted to exclude the results of FJ Walker for the thirteen and thirty-nine weeks ended February 27, 2005. The remaining sales of Swift Australia are derived from its wholesale business which sells and distributes boxed meat products to brokers who in turn resell those products to end customers
     Corporate and Other — This line item includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process.

     The following table presents segment results for the thirteen and thirty-nine weeks ended February 27, 2005 and February 26, 2006 (in thousands):

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	February 27, 2005	February 26, 2006	February 27, 2005	February 26, 2006
Net sales
Swift Beef	$1,343,661	$1,383,301	$4,209,068	$4,129,477
Swift Pork	532,441	496,639	1,705,014	1,560,605
Swift Australia	401,712	385,805	1,388,211	1,345,381
Corporate and Other	(12,943)	(9,253)	(31,781)	(32,913)

Total	$2,264,871	$2,256,492	$7,270,512	$7,002,550

Depreciation and amortization
Swift Beef	$11,280	$11,169	$35,447	$33,417
Swift Pork	4,880	4,899	14,208	14,719
Swift Australia	4,071	4,082	11,470	12,213
Corporate and Other	—	—	—	—

Total	$20,231	$20,150	$61,125	$60,349

EBITDA
Swift Beef	$(39,540)	$(52,554)	$(62,125)	$(78,186)
Swift Pork	31,159	16,354	101,892	58,172
Swift Australia	12,730	6,418	79,562	21,370
Corporate and Other	1	—	(13)	—

Total	4,350	(29,782)	119,316	1,356

Interest expense, net	(18,006)	(22,319)	(51,507)	(63,794)
Depreciation and amortization	(20,231)	(20,150)	(61,125)	(60,349)

Total income (loss) from continuing operations before income taxes	$(33,887)	$(72,251)	$6,684	$(122,787)

     Total assets by segment are as follows (in thousands):

	May 29, 2005	February 26, 2006
Total assets
Swift Beef	$735,232	$702,913
Swift Pork	299,285	301,869
Swift Australia	556,094	494,805
Corporate and Other	50,163	26,900

Total	$1,640,774	$1,526,487

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
     The following condensed financial statements set forth Swift Operating’s balance sheets as of May 29, 2005 and February 26, 2006 and Swift Operating’s statements of earnings for the thirteen and thirty-nine weeks ended February 27, 2005 and February 26, 2006, and cash flows for the thirty-nine weeks ended February 27, 2005 and February 26, 2006. Effective with the date of the Transaction, the senior notes due 2009 and the senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information is presented under the following column headings: Parent Guarantor, Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors. “Subsidiary Non-Guarantors” includes only the foreign subsidiaries of Swift Operating, which include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.
     All of the Subsidiary Guarantors are wholly-owned subsidiaries of Swift Operating and their guarantees are full and unconditional, and joint and several. There are no provisions in the indentures governing the senior notes or the senior subordinated notes or other existing agreements that would prevent holders of guaranteed obligations from taking immediate action against the Parent Guarantor or any Subsidiary Guarantor in the event of default. The ability of the Subsidiary Guarantors to pay dividends or make loans or other payments to Swift Operating depends on their earnings, capital requirements and general financial condition. The senior credit facilities and the indentures governing the senior notes due 2009 and the senior subordinated notes limit the ability of Swift Operating and its subsidiaries to restrict the ability of the Subsidiary Guarantors to pay dividends or make loans or other advances to Swift Operating, subject to applicable laws and regulations and future agreements to which the Subsidiary Guarantors may be a party. The Parent Guarantor is a holding company with no operations of its own, and its assets consist of financing costs associated with and the capital stock of, Swift Operating. Consequently, its ability to pay amounts under its guarantee depends on the earnings and cash flows of Swift Operating and its subsidiaries and the ability of these entities to pay dividends or advance funds to the Parent Guarantor.
     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction, for the thirteen weeks ended February 27, 2005 and February 26, 2006, amounts of $2.7 million and $2.6 million, respectively, and for the thirty-nine weeks ended February 27, 2005 and February 26, 2006, amounts of $8.8 million and $7.7 million, respectively, were reflected as interest expense of the Subsidiary Non-Guarantors. Corresponding interest income of $2.7 million and $8.8 million were reflected for Swift Operating for the thirteen and thirty-nine weeks ended February 27, 2005, and $2.6 million and $7.7 million were reflected for the Subsidiary Guarantors, for the thirteen and thirty-nine weeks ended February 26, 2006 in the accompanying statements of earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MAY 29, 2005
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$68,473	$1,592	$9,283	$—	$79,348
Accounts receivable, net	—	2,355	284,729	87,806	(1,682)	373,208
Inventories	—	—	319,805	179,234	—	499,039
Other current assets	—	9,976	19,248	1,164	—	30,388

Total current assets	—	80,804	625,374	277,487	(1,682)	981,983
Property, plant and equipment, net	—	3	403,995	166,508	—	570,506
Intercompany receivable	2,745	773,146	—	—	(775,891)	—
Goodwill	—	—	12,681	21,296	—	33,977
Other intangibles, net	—	—	19,899	6,400	—	26,299
Other assets	3,439	103,898	534	5,062	(84,924)	28,009
Net investment and advances in subsidiaries	428,422	211,027	—	—	(639,449)	—

Total assets	$434,606	$1,168,878	$1,062,483	$476,753	$(1,501,946)	$1,640,774

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$—	$50,350	$1,132	$—	$—	$51,482
Accounts payable	3,635	7,132	172,663	70,417	—	253,847
Intercompany payable	—	—	764,762	11,129	(775,891)	—
Accrued liabilities	2,538	66,421	88,545	65,580	(1,682)	221,402
Dividend payable	—	6,818	—	—	—	6,818

Total current liabilities	6,173	130,721	1,027,102	147,126	(777,573)	533,549
Long-term debt, less current portion	104,749	570,698	18,077	84,924	(84,924)	693,524
Other non-current liabilities	—	39,037	40,352	10,628	—	90,017

Total liabilities	110,922	740,456	1,085,531	242,678	(862,497)	1,317,090
Commitments and contingencies Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	262,922	367,660	—	—	(367,660)	262,922
Retained earnings (accumulated deficit)	10,285	10,285	(23,082)	92,899	(80,102)	10,285
Accumulated other comprehensive income	50,477	50,477	32	66,176	(116,685)	50,477

Total stockholder’s equity	323,684	428,422	(23,048)	234,075	(639,449)	323,684

Total liabilities and stockholder’s equity	$434,606	$1,168,878	$1,062,483	$476,753	$(1,501,946)	$1,640,774

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
February 26, 2006
(in thousands)

	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,329	$1,036	$4,382	$—	$49,747
Accounts receivable, net	—	6,037	255,065	67,565	(4,218)	324,449
Inventories	—	—	325,638	168,157	—	493,795
Other current assets	—	14,130	14,426	9,969	—	38,525

Total current assets	—	64,496	596,165	250,073	(4,218)	906,516
Property, plant and equipment, net	—	—	374,663	166,677	—	541,340
Intercompany receivable	12,098	849,855	—	—	(861,953)	—
Goodwill	—	—	12,681	20,634	—	33,315
Other intangibles, net	—	—	17,158	5,664	—	22,822
Other assets	2,907	100,090	470	3,951	(84,924)	22,494
Net investment and advances in subsidiaries	334,264	96,024	—	—	(430,288)	—

Total assets	$349,269	$1,110,465	$1,001,137	$446,999	$(1,381,383)	$1,526,487

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	—	206	1,314	—	—	1,520
Accounts payable	3,469	7,223	158,063	66,749	—	235,504
Intercompany payable	—	—	833,940	28,013	(861,953)	—
Accrued liabilities	4,107	80,585	84,511	44,854	(4,218)	209,839

Total current liabilities	7,576	88,014	1,077,828	139,616	(866,171)	446,863

Long-term debt, less current portion	104,788	652,539	17,055	104,525	(84,924)	793,983
Other non-current liabilities	—	35,648	2,077	11,011	—	48,736

Total liabilities	112,364	776,201	1,096,960	255,152	(951,095)	1,289,582
Commitments and contingencies Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	262,891	360,250	—	—	(360,250)	262,891
Retained earnings (accumulated deficit)	(69,993)	(69,993)	(95,811)	60,265	105,539	(69,993)
Accumulated other comprehensive income (loss)	44,007	44,007	(14)	56,582	(100,575)	44,007

Total stockholder’s equity	236,905	334,264	(95,823)	191,847	(430,288)	236,905

Total liabilities and stockholder’s equity	$349,269	$1,110,465	$1,001,137	$446,999	$(1,381,383)	$1,526,487

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS (LOSSES)

	Thirteen Weeks Ended February 27, 2005
	(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$1,949,768	$315,103	$—	$2,264,871
Cost of goods sold	—	—	1,948,967	300,739	—	2,249,706

Gross profit	—	—	801	14,364	—	15,165

Selling, general and administrative	—	—	25,894	4,607	—	30,501
Translation loss	—	—	—	545	—	545
Interest expense (income)	—	(2,942)	17,197	3,751	—	18,006

	—	(2,942)	43,091	8,903	—	49,052
Income (loss) from continuing operations before income taxes	—	2,942	(42,290)	5,461	—	(33,887)

Income tax expense (benefit)	—	2,541	(16,291)	1,638	—	(12,112)

Income (loss) from continuing operations before equity in earnings of unconsolidated subsidiaries	—	401	(25,999)	3,823	—	(21,775)
Income from discontinued operations, net of tax	—	—	—	1,054	—	1,054
Equity in earnings (losses) of unconsolidated subsidiaries	(20,721)	(21,122)	—	—	41,843	—

Net income (loss)	$(20,721)	$(20,721)	$(25,999)	$4,877	$41,843	$(20,721)

	Thirty-Nine Weeks Ended February 27, 2005
	(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$6,181,757	$1,088,755	$—	$7,270,512
Cost of goods sold	—	—	6,113,260	1,006,962	—	7,120,222

Gross profit	—	—	68,497	81,793	—	150,290

Selling, general and administrative	—	—	76,831	16,064	—	92,895
Translation gain	—	—	(8)	(788)	—	(796)
Interest expense (income)	—	(9,076)	48,292	12,291	—	51,507

	—	(9,076)	125,115	27,567	—	143,606
Income (loss) from continuing operations before income taxes	—	9,076	(56,618)	54,226	—	6,684

Income tax expense (benefit)	—	2,634	(16,458)	16,268	—	2,444

Income (loss) from continuing operations before equity in earnings of unconsolidated subsidiaries	—	6,442	(40,160)	37,958	—	4,240
Income from discontinued operations, net of tax	—	—	—	3,012	—	3,012
Equity in earnings of unconsolidated subsidiaries	7,252	810	—	—	(8,062)	—

Net income (loss)	$7,252	$7,252	$(40,160)	$40,970	$(8,062)	$7,252

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS (LOSSES)

	Thirteen Weeks Ended February 26, 2006
	(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$1,955,876	$300,616	$—	$2,256,492
Cost of goods sold	—	—	1,975,571	292,452	—	2,268,023

Gross profit (loss)	—	—	(19,695)	8,164	—	(11,531)

Selling, general and administrative	—	—	32,340	6,039	—	38,379
Translation (gain) loss	—	—	(1)	23	—	22

Interest expense, net	—	—	15,697	6,622	—	22,319

	—	—	48,036	12,684	—	60,720
Loss before income taxes	—	—	(67,731)	(4,520)	—	(72,251)

Income tax benefit	—	—	(21,544)	(1,356)	—	(22,900)

Loss before equity in earnings of unconsolidated subsidiaries	—	—	(46,187)	(3,164)	—	(49,351)
Equity in earnings (losses) of unconsolidated subsidiaries	(49,351)	(49,351)	—	—	98,702	—

Net loss	$(49,351)	$(49,351)	$(46,187)	$(3,164)	$98,702	$(49,351)

	Thirty-Nine Weeks Ended February 26, 2006
	(in thousands)
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$5,952,389	$1,050,161	$—	$7,002,550

Cost of goods sold	—	—	5,923,758	1,023,997	—	6,947,755

Gross profit	—	—	28,631	26,164	—	54,795

Selling, general and administrative	—	—	95,412	18,151	—	113,563
Translation loss	—	—	5	220	—	225

Interest expense, net	—	—	45,217	18,577	—	63,794

	—	—	140,634	36,948	—	177,582
Loss before income taxes	—	—	(112,003)	(10,784)	—	(122,787)

Income tax benefit	—	—	(39,274)	(3,235)	—	(42,509)

Loss before equity in earnings of unconsolidated subsidiaries	—	—	(72,729)	(7,549)	—	(80,278)
Equity in earnings (losses) of unconsolidated subsidiaries	(80,278)	(80,278)	—	—	160,556	—

Net loss	$(80,278)	$(80,278)	$(72,729)	$(7,549)	$160,556	$(80,278)

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS

	Thirty-Nine Weeks Ended February 27, 2005
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by operating activities	$—	$15,281	$38,357	$71,170	$—	$124,808

Cash flows from investing activities:
Additions to property, plant and equipment	—	—	(16,410)	(14,133)	—	(30,543)
Proceeds from sales of property, plant and equipment	—	—	2,164	289	—	2,453
Notes receivable and other items	—	48,160	—	—	(47,900)	260

Net cash flows provided by (used in) investing activities	—	48,160	(14,246)	(13,844)	(47,900)	(27,830)

Cash flows from financing activities:
Proceeds from debt issuance	—	16,000	—	31,100	(31,100)	16,000
Payments of debt	—	(1,763)	(1,389)	(79,188)	79,000	(3,340)
Change in overdraft balances	—	90	(7,498)	(18,806)	—	(26,214)
Debt modification fees	—	(846)	—	—	—	(846)
Dividends paid	—	(121,442)	—	—	—	(121,442)
Net investments and advances/(distributions)	—	9,572	(15,966)	6,394	—	—

Net cash flows used in financing activities	—	(98,389)	(24,853)	(60,500)	47,900	(135,842)

Effect of exchange rates on cash	—	—	—	1,964	—	1,964
Cash balance of discontinued operations	—	—	—	(7)	—	(7)

Net change in cash and cash equivalents	—	(34,948)	(742)	(1,217)	—	(36,907)

Cash and cash equivalents, beginning of period	—	87,390	2,441	10,424	—	100,255

Cash and cash equivalents, end of period	$—	$52,442	$1,699	$9,207	$—	$63,348

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS

	Thirty-Nine Weeks Ended February 26, 2006
	(in thousands)
				Subsidiary
	Swift Holdings	Swift Operating	Subsidiary	Non-	Eliminations/
	Parent Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$1,402	$12,573	$(25,507)	$6,705	$(6,082)	$(10,909)

Cash flows from investing activities:
Additions to property, plant and equipment	—	—	(19,221)	(17,231)	—	(36,452)
Proceeds from sales of property, plant and equipment	—	—	1,781	61	—	1,842

Investment activity with subsidiaries	—	19,003	—	—	(19,003)	—
Notes receivable and other items	—	344	—	—	—	344

Net cash flows provided by (used in) investing activities	—	19,347	(17,440)	(17,170)	(19,003)	(34,266)

Cash flows from financing activities:
Proceeds from debt issuance	—	107,000	—	29,436	—	136,436
Payments of debt	—	(77,169)	(840)	(9,935)	—	(87,944)
Change in overdraft balances	—	89	(21,567)	(4,131)	—	(25,609)
Dividends paid	—	(7,293)	—	(25,085)	25,085	(7,293)
Net investments and advances/(distributions)	(1,402)	(78,691)	64,798	15,295	—	—

Net cash flows provided by (used in) financing activities	(1,402)	(56,064)	42,391	5,580	25,085	15,590

Effect of exchange rates on cash	—	—	—	(16)	—	(16)
Net change in cash and cash equivalents	—	(24,144)	(556)	(4,901)	—	(29,601)

Cash and cash equivalents, beginning of period	—	68,473	1,592	9,283	—	79,348

Cash and cash equivalents, end of period	$—	$44,329	$1,036	$4,382	$—	$49,747

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
     This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans, and strategies or anticipated events, and similar statements concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live cattle, hogs, raw materials and supplies, food safety, livestock disease, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, compliance with covenants of loan agreements, the cost of compliance with environmental and health standards, adverse results from on-going litigation and the actions of domestic and foreign governments. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 1. Business” of Swift Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 19, 2005 which should be read in conjunction with this report.
Where You Can Find More Information
     We maintain an internet web site at www.swiftbrands.com. The information on this site does not form a part of this Form 10-Q. Our Form 10-Q may be inspected, without charge, at the offices of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such materials may also be obtained by mail at prescribed rates from the Public Reference Room of the SEC at that address. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of such materials may also be obtained from the web site that the SEC maintains at www.sec.gov.
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
Critical Accounting Policies
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended May 29, 2005. We have made no changes to our policies during the thirty-nine weeks ended February 26, 2006.
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
     The pork business has similar seasonal cycles, but in different months. It takes an average of 11 months from conception for a hog to reach market weight. Generally, sows are less productive in summer months resulting in fewer hogs available in the spring and early summer, which causes prices of hogs and boxed pork to rise, but production to fall. The highest demand for pork occurs from October to March, as hog availability and holiday occasions increase the demand for hams, tenderloins and other higher value pork products. However, following the December 23, 2003 BSE (bovine spongiform encephalopathy) incident discussed below, consumer demand for pork remained consistently strong, driven in part, by international border closures to beef exports and an increase in the US consumers’ interest in high protein diets.
Recent Developments
     United States BSE Outbreak — On December 23, 2003, the USDA reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or “BSE”) in the United States after performing preliminary tests on a cow slaughtered in Washington. Additional testing of the samples performed in the United Kingdom confirmed the findings on December 25, 2003. Following the announcement, the USDA recalled approximately 10,000 pounds of beef that originated from the Washington slaughter facility, and a number of countries, including Japan, Mexico, South Korea, Australia, Singapore, Malaysia, Russia and China, temporarily banned the import of US beef. Japan, Mexico and South Korea historically are the top three importers of US beef by volume according to the USDA. During fiscal 2003 and the six months ended November 23, 2003, periods prior to the import bans, these three countries collectively accounted for approximately 85% and 87%, respectively, of Swift Operating’s US beef exports, representing 11% and 14% of total worldwide beef sales for these periods.
     Taiwan, Hong Kong, and Singapore opened their markets to US beef for import of boneless beef from cattle 30 months of age or younger. Mexico approved the imports of bone-in beef during the third quarter of fiscal 2006.
     On December 12, 2005, Japan reopened its market to US and Canadian beef for import of cattle 20 months of age or younger. On January 20, 2006, Japan reinstituted its ban on imports of all beef products produced in the United States following their discovery that a single packing plant had violated the terms of the agreement reached between the US and Japan governing product specifications. The ban on imports has resulted in certain products which had been bound for Japan to be revalued downward to reflect their net realizable value in alternate markets. As a result of that revaluation, we recorded a $0.5 million charge during the thirteen weeks ended February 26, 2006. This charge is reflected in cost of goods sold. South Korea is another historically significant market for US beef which continues its ban imposed since December 2003.
     We cannot anticipate the duration of remaining beef import bans or whether additional countries may impose similar restrictions. In addition, we cannot presently assess any further economic impact of this occurrence on the US beef industry or on our operations. Our revenues and net income may continue to be materially adversely affected in the event previously announced import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.
     In July 2005, the United States Court of Appeals for the Ninth Circuit overturned a preliminary injunction issued in March 2005 by the United States District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle, and resulted in the immediate reopening of the border to imports of live cattle under the age of 30 months. In October 2005, the Court denied the plaintiffs petition for a rehearing. Although the denial does not completely dispose of the proceedings in the District Court, it is expected that the lower court will dispose of the case consistent with the Appeals Court’s rulings, which will permit the continued importation from Canada of live cattle under 30 months of age.
     On October 9, 2005, the US Supreme Court issued an opinion which may have an impact on all meatpacking companies, including us, in future periods. The Court ruled that certain workers are entitled to compensation for the time spent walking from the point where they put on their specialized personal protective equipment until they arrive at their daily workstations on the production line and the time from their work stations to the point where they take off their equipment at the end of each work shift. We have not been notified of any demands for damages for time periods prior to October 9, 2005 or adjustments to payroll practices for periods after such date, although the United Food & Commercial Workers Union has indicated it wishes to include the impact of this court ruling in future labor discussions.
     In October 2005 we received a $2.3 million full and final settlement from a suit against linerboard manufacturers who were alleged to have violated anti-trust laws related to price fixing. Linerboard is the material from which corrugated boxes are made and in which we ship the majority of our finished goods. These proceeds were reflected as a reduction of cost of goods sold during the thirteen weeks ended November 27, 2005 since the amount represented a reimbursement of excess costs previously charged against cost of goods sold.

Supplemental Financial Data
     The following supplemental financial data is provided to assist in understanding our operating results. EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash from operations as defined by Accounting Principles Generally Accepted in the United States of America (“GAAP”) and should not be considered as an alternative to cash flow or operating income as measured by GAAP. We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, since EBITDA is not defined by GAAP it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry.
     The following table sets forth the reconciliation of EBITDA to total income (loss) from continuing operations before income taxes for the periods presented, including the last twelve months (“LTM”) ended February 26, 2006 (in thousands):

	Thirty-Nine Weeks		Thirty-nine Weeks
	Ended	Fiscal Year Ended	Ended	LTM Ended
	February 27, 2005	May 29, 2005	February 26, 2006	February 26, 2006 (a)
EBITDA
Swift Beef	$(62,125)	$(65,132)	$(78,186)	$(81,193)
Swift Pork	101,892	122,091	58,172	78,371
Swift Australia	79,562	106,044	21,370	47,852
Corporate and Other	(13)	(18)	—	(5)

Total	119,316	162,985	1,356	45,025
Interest expense, net	(51,507)	(80,229)	(63,794)	(92,516)
Depreciation and amortization	(61,125)	(83,533)	(60,349)	(82,757)

Total income (loss) from continuing operations before income taxes - GAAP	$6,684	$(777)	$(122,787)	$(130,248)

(a)	This column is derived by deducting the thirty-nine weeks ended February 27, 2005, from the fiscal year ended May 29, 2005, and adding the thirty-nine weeks ended February 26, 2006.
Results of Operations
   Thirty-nine weeks ended February 26, 2006 compared to thirty-nine weeks ended February 27, 2005
     Net Sales. Net sales for the thirty-nine weeks ended February 26, 2006 decreased $268.0 million, or 3.7%, as compared to the thirty-nine weeks ended February 27, 2005, primarily reflecting 10.1% lower sales prices for Swift Pork on 1.9% higher volumes, combined with lower Swift Beef sales as a result of 2.8% higher selling prices more than offset by a 4.6% reduction in sales volumes, and 6.8% higher prices on 9.1% lower volumes for Swift Australia. Included in the Australian increase in selling prices is the benefit of an increase in the Australian dollar to US dollar exchange rate of approximately 2.2% from the comparative thirty-nine weeks of the prior fiscal year.
     Cost of Goods Sold. Cost of goods sold decreased $172.5 million, or 2.4%, for the thirty-nine weeks ended February 26, 2006 as compared to the thirty-nine weeks ended February 27, 2005 primarily due to 4.1% lower overall raw material costs on slightly lower volumes. US beef industry cattle prices continued to struggle to reach equilibrium with the imbalance largely due to the continued difficulty identifying alternative markets for many products which had been exported prior to the December 2003 border closings as a result of BSE. The Australian dollar to US dollar exchange rate increase of approximately 2.2% unfavorably impacted cost of goods sold from the comparative thirty-nine weeks of the prior fiscal year.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 0.8% for the thirty-nine weeks ended February 26, 2006 as compared to 2.1% for the prior thirty-nine weeks. Gross margin percentage decreases occurred in Swift Pork and Swift Australia and were relatively flat between the two periods for Swift Beef. Swift Pork gross margin percentage declines were attributable to lower sales prices on slightly higher volumes which were not offset by lower livestock prices. Swift Australia gross margin percentage declines were attributable to higher sales prices on lower volumes more than offset by higher livestock prices.

     Selling, General and Administrative. Selling, general and administrative expenses were $113.6 million for the thirty-nine weeks ended February 26, 2006 as compared to $92.9 million for the thirty-nine weeks ended February 27, 2005. These expenses increased by $20.7 million, or 22.2%, primarily related to increases in wages and headcount as staffing levels in certain critical areas were increased, professional services attributable to the company’s efforts at achieving compliance with Sarbanes-Oxley section 404, and consulting costs related primarily to process improvement initiatives and customer facing programs.
     Interest Expense. Interest expense for the thirty-nine weeks ended February 26, 2006 was $63.8 million as compared to $51.5 million for the thirty-nine weeks ended February 27, 2005. The increase was primarily due to $8.9 million of interest expense relating to the senior notes due 2010 issued by Swift Holdings on March 11, 2005. Also impacting the interest expense was a $2.2 million loss in fair value of a fixed to variable rate interest rate swap recorded in the thirty-nine weeks ended February 26, 2006, while the thirty-nine weeks ended February 27, 2005 included a $1.4 million gain on the same item.
     Income Taxes. For the thirty-nine weeks ended February 26, 2006 our effective tax rate was approximately 34.6% as compared to the thirty-nine weeks ended February 27, 2005, for which our effective tax rate was 36.6%. The difference in the rate is primarily due to the recording of a valuation allowance in the current period on a deferred tax asset relating to certain foreign tax credit carryovers.
   Thirteen weeks ended February 26, 2006 compared to thirteen weeks ended February 27, 2005
     Net Sales. Net sales for the thirteen weeks ended February 26, 2006 decreased $8.4 million, or 0.4%, as compared to the thirteen weeks ended February 27, 2005, primarily reflecting a 4.6% increase in selling prices for Swift Beef on 1.6% lower volumes offset by 11.9% lower sales prices partially offset by 5.9% higher volumes for Swift Pork, as well as 2.9% lower prices on 0.4% lower volumes for Swift Australia. Included in the Australian decrease in selling prices is an unfavorable decrease in the Australian dollar to US dollar exchange rate of approximately 3.5% from the comparative thirteen weeks of the prior fiscal year.
     Cost of Goods Sold. Cost of goods sold increased $18.3 million, for the thirteen weeks ended February 26, 2006 as compared to the thirteen weeks ended February 27, 2005. The increase of 0.8% was primarily due to higher operating costs and relatively flat raw material costs on 3.4% higher volumes. The US beef industry continues to struggle with market instability due to uncertainties related to border closings as a result of BSE discoveries in North America. The current thirteen week results were also impacted by higher labor costs and higher freight and utility costs related to overall energy inflation.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were (0.5%) for the thirteen weeks ended February 26, 2006 as compared to 0.7% for the thirteen weeks ended February 27, 2005. Gross margin decreased for all segments primarily due to an overall sales price decrease and higher operating costs as discussed above.
     Selling, General and Administrative. Selling, general and administrative expenses were $38.4 million for the thirteen weeks ended February 26, 2006 as compared to $30.5 million for the thirteen weeks ended February 27, 2005. These expenses increased by $7.9 million, or 25.8%, primarily related to increases in wages and headcount as staffing levels in certain critical areas were increased, professional services attributable to the company’s efforts at achieving compliance with Sarbanes-Oxley section 404, and consulting costs related primarily to process improvement initiatives and customer facing programs.
     Interest Expense. Interest expense for the thirteen weeks ended February 26, 2006 was $22.3 million as compared to $18.0 million during the period ended February 27, 2005. The increase was primarily due to interest expense of $3.2 million on the senior notes due 2010 issued by Swift Holdings on March 11, 2005.
     Income Taxes. For the thirteen weeks ended February 26, 2006, our effective tax rate was approximately 31.7% as compared to the thirteen weeks ended February 27, 2005, for which our effective tax rate was approximately 35.7%. The difference in the rate is primarily due to the recording of a valuation allowance in the current period on a deferred tax asset relating to certain foreign tax credit carryovers.

Segment Results
     The following table presents segment results for the thirty-nine weeks ended February 27, 2005 and February 26, 2006 (in thousands):

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Sales	Volume	Average Sales Price
	February 27, 2005	February 26, 2006	Change	Change	Change
Net sales
Swift Beef	$4,209,068	$4,129,477	$(79,591)	(4.6)%	2.8%
Swift Pork	1,705,014	1,560,605	(144,409)	1.9%	(10.1)%
Swift Australia	1,388,211	1,345,381	(42,830)	(9.1)%	6.8%
Corporate and Other	(31,781)	(32,913)	(1,132)	N/A	N/A

Total	$7,270,512	$7,002,550	$(267,962)	(0.8)%	3.8%

Depreciation and amortization
Swift Beef	$35,447	$33,417
Swift Pork	14,208	14,719
Swift Australia	11,470	12,213
Corporate and Other	—	—

Total	$61,125	$60,349

EBITDA
Swift Beef	$(62,125)	$(78,186)
Swift Pork	101,892	58,172
Swift Australia	79,562	21,370
Corporate and Other	(13)	—

Total	119,316	1,356

Interest expense, net	(51,507)	(63,794)
Depreciation and amortization	(61,125)	(60,349)

Total income (loss) from continuing operations before income taxes	$6,684	$(122,787)

   Thirty-nine weeks ended February 26, 2006 compared to thirty-nine weeks ended February 27, 2005
   Swift Beef
     Net Sales. Net sales of Swift Beef were $4,129.5 million for the thirty-nine weeks ended February 26, 2006 as compared to $4,209.1 million for the thirty-nine weeks ended February 27, 2005. The sales decrease of $79.6 million, or 1.9%, reflects 2.8% higher selling prices on 4.6% lower volumes reflecting continued sales pressure on beef versus other lower priced proteins such as pork and poultry in the US markets. While we successfully transferred a portion of our non-fed business from our Nampa, Idaho facility to our Omaha, Nebraska facility, an additional driver of the sales decline is attributable to the closure of the Nampa facility (see note 1, “Description of Business and Basis of Presentation” to our consolidated financial statements included in Part 1- Item 1 of this Form 10-Q).
     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $33.4 million for the thirty-nine weeks ended February 26, 2006 as compared to $35.4 million for the thirty-nine weeks ended February 27, 2005. The decrease of $2.0 million, or 5.7%, resulted primarily from the impact of assets becoming fully depreciated as compared to assets placed in service.
     EBITDA. EBITDA of Swift Beef was $(78.2) million for the thirty-nine weeks ended February 26, 2006 as compared to $(62.1) million for the thirty-nine weeks ended February 27, 2005. The decrease in EBITDA was $16.1 million, which reflected a 1.9% decrease in beef net sales made up of 2.8% higher prices on a 4.6% reduction in volumes, with 1.7% higher raw material costs per unit partially offsetting the 2.8% increase in selling prices per unit. Significant cost increases in freight and utilities costs driven by higher year over year fuel prices and wages coupled with higher year over year selling, general and administrative costs principally in professional fees contributed to the lower EBITDA performance on a year to date basis. In addition, US live cattle prices continued at levels which did not reflect the reduction in sales value of the offal and variety meats items formerly sold into export markets.

     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were unchanged at (1.2%) for each of the thirty-nine weeks ended February 26, 2006 and February 27, 2005. The negative gross margins reflect the above mentioned loss of export markets and continued high prices for raw materials, more than offsetting the higher selling prices for finished boxed beef products.
   Swift Pork
     Net Sales. Net sales of Swift Pork were $1,560.6 million for the thirty-nine weeks ended February 26, 2006 as compared to $1,705.0 million for the thirty-nine weeks ended February 27, 2005. The decrease of $144.4 million, or 8.5%, reflected 10.1% lower average selling prices on 1.9% higher volumes. Decreases in selling prices were partially attributable to the competition from lower priced alternate proteins in the retail meat case, coupled with volatility in the pork markets caused by fluctuations in the cost of hogs.
     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $14.7 million for the thirty-nine weeks ended February 26, 2006 as compared to $14.2 million for the thirty-nine weeks ended February 27, 2005. The increase of $0.5 million, or 3.6%, resulted primarily from the depreciation recorded on assets placed in service, partially offset by the impact of assets fully depreciated during the period.
     EBITDA. EBITDA of Swift Pork was $58.2 million for the thirty-nine weeks ended February 26, 2006 as compared to $101.9 million for the thirty-nine weeks ended February 27, 2005. The decrease of $43.7 million, or 42.9%, reflected a decrease in selling prices per unit compounded by higher variable plant costs, including increases in freight, labor and utilities. Significant cost increases in freight and utilities costs driven by higher year over year fuel prices and wages driven by volume increases contributed to lower EBITDA performance on a year to date basis.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 5.0% for the thirty-nine weeks ended February 26, 2006 and 6.9% for the thirty-nine weeks ended February 27, 2005. The decrease in gross margin percentage reflected a slight increase in cost of goods sold as compared to net sales.
   Swift Australia
     Net Sales. Net sales of Swift Australia were $1,345.4 million for the thirty-nine weeks ended February 26, 2006 as compared to $1,388.2 million for the thirty-nine weeks ended February 27, 2005. The decrease in net sales of $42.8 million, or 3.1%, primarily reflected a 6.8% increase in sales prices on a 9.1% decrease in volume. Sales price increases benefited from a 2.2% increase in the Australian dollar to US dollar exchange rate between the two periods. The decrease in net sales was mainly the result of volume declines in the grass-fed business due to weather conditions.
     Depreciation & Amortization. Depreciation and amortization of Swift Australia was $12.2 million for the thirty-nine weeks ended February 26, 2006 as compared to $11.5 million for the thirty-nine weeks ended February 27, 2005. The increase of $0.7 million, or 6.5%, resulted primarily from additions to property, plant and equipment coupled with the effect of foreign exchange rate differences. The Australian dollar to US dollar exchange rate increased an average of 2.2% between the two periods.
     EBITDA. EBITDA of Swift Australia was $21.4 million for the thirty-nine weeks ended February 26, 2006 as compared to $79.6 million for the thirty-nine weeks ended February 27, 2005. The decrease of $58.2 million, or 73.1%, was a result of decreased gross margin principally in the grass-fed business due to higher livestock prices as a result of weather, coupled with lower volumes. In addition, 6.8% higher unit prices failed to offset 10.4% higher livestock prices between the two periods. Included in the increase in revenues and livestock prices is an average increase in the Australian dollar to US dollar exchange rate of 2.2% between the two periods.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) decreased to 2.1% in the thirty-nine weeks ended February 26, 2006 as compared to 6.1% for the thirty-nine weeks ended February 27, 2005 due to increases in livestock costs primarily in the grass-fed business which more than offset sales price increases between the two periods.

     The following table presents segment results for the thirteen weeks ended February 27, 2005 and February 26, 2006 (in thousands):

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended	Sales	Volume	Average Sales Price
	February 27, 2005	February 26, 2006	Change	Change	Change
Net sales
Swift Beef	$1,343,661	$1,383,301	$39,640	(1.6)%	4.6%
Swift Pork	532,441	496,639	(35,802)	5.9%	(11.9)%
Swift Australia	401,712	385,805	(15,907)	(0.4)%	(3.5)%
Corporate and Other	(12,943)	(9,253)	3,690	N/A	N/A

Total	$2,264,871	$2,256,492	$(8,379)	3.4%	(0.7)%

Depreciation and amortization
Swift Beef	$11,280	$11,169
Swift Pork	4,880	4,899
Swift Australia	4,071	4,082
Corporate and Other	—	—

Total	$20,231	$20,150

EBITDA
Swift Beef	$(39,540)	$(52,554)
Swift Pork	31,159	16,354
Swift Australia	12,730	6,418
Corporate and Other	1	—

Total	4,350	(29,782)

Interest expense, net	(18,006)	(22,319)
Depreciation and amortization	(20,231)	(20,150)

Total loss from continuing operations before income taxes	$(33,887)	$(72,251)

   Thirteen weeks ended February 26, 2006 compared to thirteen weeks ended February 27, 2005
   Swift Beef
     Net Sales. Net sales of Swift Beef were $1,383.3 million for the thirteen weeks ended February 26, 2006 as compared to $1,343.7 million for the thirteen weeks ended February 27, 2005. The sales increase of $39.6 million, or 3.0%, reflects 4.6% higher selling prices on lower volumes. Sales volumes were approximately 1.6% lower than year ago levels as a result of the sustained high prices for finished box beef products, which allowed retailers to look to alternate relatively lower priced proteins such as pork and poultry. Sales increases were also offset by declines resulting from the closure of the Nampa facility (see note 1, “Description of Business and Basis of Presentation” to our consolidated financial statements included in Part 1- Item 1 of this Form 10-Q).
     Depreciation & Amortization. Depreciation and amortization of Swift Beef was $11.2 million for the thirteen weeks ended February 26, 2006 as compared to $11.3 million for the thirteen weeks ended February 27, 2005. The decrease of $0.1 million, or 1.0%, resulted primarily from assets becoming fully depreciated as compared to the impact of assets placed in service.
     EBITDA. EBITDA of Swift Beef was $(52.6) million for the thirteen weeks ended February 26, 2006 as compared to $(39.5) million for the thirteen weeks ended February 27, 2005. EBITDA decreased $13.0 million or 32.9% primarily due to continued deterioration of industry conditions where livestock prices fail to reflect the reduction in value attributable to the loss of export markets. The EBITDA decrease also reflected a 3.0% increase in beef net sales which is the result of a 4.6% increase in sales prices offset by a 1.6% reduction in volumes and is more than offset by the 4.7% increase in livestock prices and increases in professional fees, freight and labor.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were (3.1)% for the thirteen weeks ended February 26, 2006 as compared to (2.6)% for the comparative thirteen weeks. The decrease in gross margin is a result of higher sales prices more than offset by higher raw material costs.

   Swift Pork
     Net Sales. Net sales of Swift Pork were $496.6 million for the thirteen weeks ended February 26, 2006 as compared to $532.4 million for the thirteen weeks ended February 27, 2005. The decrease of $35.8 million, or 6.7%, reflected an 11.9% decrease in average selling prices partially offset by a 5.9% increase in volumes. Decreases in selling prices are attributable to continued price pressure from alternate proteins in retail meat cases as well as price volatility in the underlying hog prices which tend to affect overall selling prices on a per unit basis.
     Depreciation & Amortization. Depreciation and amortization of Swift Pork was $4.9 million for the thirteen weeks ended February 26, 2006 was unchanged from the thirteen weeks ended February 27, 2005.
     EBITDA. EBITDA of Swift Pork was $16.4 million for the thirteen weeks ended February 26, 2006 as compared to $31.2 million for the thirteen weeks ended February 27, 2005. The decrease of $14.8 million, or 47.5%, reflected a 11.9% decrease in unit selling prices partially offset by a 5.9% increase in volume and higher variable operating costs including primarily freight and utilities driven by higher year over year fuel costs and labor.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 4.6% for the thirteen weeks ended February 26, 2006 and 6.7% for the thirteen weeks ended February 27, 2005. The decrease in gross margin percentage reflected lower selling prices and increased operating expenses offset by lower raw material costs due in part to a return to normal seasonal consumer buying patterns.
   Swift Australia
     Net Sales. Net sales of Swift Australia were $385.8 million for the thirteen weeks ended February 26, 2006 as compared to $401.7 million for the thirteen weeks ended February 27, 2005. The decrease in net sales of $15.9 million, or 4.0%, primarily reflected a 3.5% decrease in sales prices in US dollar terms and a nominal decrease in volumes. The decrease in net sales was also unfavorably impacted by a decline in the Australian dollar to US dollar exchange rate which decreased an average of 3.5% between the two periods.
     Depreciation & Amortization. Depreciation and amortization of Swift Australia was unchanged at $4.1 million for the thirteen weeks ended February 26, 2006 as compared to $4.1 million for the thirteen weeks ended February 27, 2005. The impact of a 3.5% reduction in the Australian dollar to US dollar exchange rate between the two periods was offset by increased depreciation attributable to an increase in assets placed in service compared to the prior thirteen week period.
     EBITDA. EBITDA of Swift Australia was $6.4 million for the thirteen weeks ended February 26, 2006 as compared to $12.7 million for the thirteen weeks ended February 27, 2005. The decrease of $6.3 million, or 49.6%, was a result of decreased gross margin in the grain-fed business, with lower per unit revenues outweighing a 3.5% reduction in livestock prices between the two periods. Swift Australia was also impacted by higher variable plant costs, and selling, general and administrative costs. Included in the decrease in revenues and livestock prices is an unfavorable decrease in the average Australian dollar to US dollar exchange rate of 3.5% between the two periods.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) decreased to 2.2% in the thirteen weeks ended February 26, 2006 as compared to 3.5% for the thirteen weeks ended February 27, 2005 due to a reduction in the spread between livestock prices and sales prices, primarily in the grain-fed business.
Liquidity and Capital Resources
   Internal Sources of Liquidity
     Our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our revolving credit facility. As of February 26, 2006, we had working capital of $459.7 million compared to $448.4 million at May 29, 2005. The increase in working capital is a result of reductions in accounts payable and accrued liabilities, coupled with a $50.0 million reclassification of revolver debt from short-term to long-term based on management’s analysis of cash flows. Decreased cash and customer receivable balances nearly offset this reduction in current liabilities.

     We believe that cash on hand, cash flows from operations and availability under our revolving credit facility will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt and fund capital expenditures. At February 26, 2006, we had capital projects in progress that will require approximately $21.5 million to complete. Capital spending for fiscal 2006 is expected to approximate $58.0 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities.
     Operating Activities. Net cash used in operating activities decreased $135.7 million for the thirty-nine weeks ended February 26, 2006, as compared to the thirty-nine weeks ended February 27, 2005. The decrease is attributable to continued pressure from high raw material costs and reduced value of certain cattle products due to loss of export markets coupled with increases in labor, utility costs and professional services. These resulted in a significant reduction in net income and therefore cash received from operations.
     Investing Activities. Cash used in investing activities totaled $34.3 million for the thirty-nine weeks ended February 26, 2006, as compared to $27.8 million for the thirty-nine weeks ended February 27, 2005. The increase is the result of higher capital expenditures.
     Financing Activities. For the thirty-nine weeks ended February 26, 2006, cash provided by financing activities was $15.6 million as compared to cash used in financing activities of $135.8 million for the thirty-nine weeks ended February 27, 2005. The decrease in cash used was partially the result of a dividend declared and paid in 2005 in the amount of $121.4 million. Proceeds from debt issuance, net of repayments, increased $35.8 million from the prior period, also contributing to the increase.
   External Sources of Liquidity
     Our primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue our business strategy. To finance our working capital needs, we utilize cash flow from operations and borrow from our existing revolving credit facility in addition to a combination of equity and long-term debt to finance non-current assets.
     We have in place a revolving credit facility (expiring in May 2010) of $550.0 million of which $270.3 million was available for borrowing as of February 26, 2006 with major domestic and international banks.
     At February 26, 2006, we had $795.5 million of total debt outstanding as compared to $745.0 million as of May 29, 2005.
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
     We have hog purchase contracts which require the purchase of a minimum of approximately 32.4 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices.
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
Recently Issued Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment — An Amendment of FASB Statement No. 123 and 95. The statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. On April 15, 2005, the Securities and Exchange Commission (“SEC”) issued a rule deferring the effective date for SFAS No. 123R to the first fiscal year beginning after June 15, 2005. We currently record expense for option vesting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies upon the adoption of SFAS No. 123R in our fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). The guidance provided by SAB 107 clarifies certain issues related to the adoption of SFAS No. 123R by public companies. The bulletin provides the SEC’s views on share-based payment transactions with non-employees, valuation methods, classification of compensation expense, non-GAAP financial measures, and disclosures for first-time adoption in an interim period. In October 2005, the FASB Staff Position (“FSP”) No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123 was issued, which provides guidance on the application of grant date as described in SFAS No. 123. Also, in November 2005, FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards was issued. This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Companies can decide to follow the transition guidance defined in the SFAS No. 123R or this alternate transition method described in the FSP. Further, in February 2006, FSP No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event was issued and amends SFAS No. 123R. Options and similar instruments issued as employee compensation that can be settled in cash upon the occurrence of a contingent event should be treated as a liability when it becomes probable that the event will occur. When it is determined that the event is probable, the option or similar instrument should be accounted for similar to a modification from an equity to a liability award. We are currently evaluating option valuation methodologies and assumptions and the transition alternatives permitted by SFAS No.123R. In addition, we will evaluate the guidance provided by the above FSPs, and SAB 107 in conjunction with the adoption of SFAS No. 123R in our fiscal 2007.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 has not had a material impact on our financial position, results of operations or cash flows.
     In March 2005, the FASB issued FASB Interpretation Number (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations and Interpretation of SFAS No. 143. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective for accounting for conditional asset retirement obligations no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required; early adoption is encouraged. We do not expect the adoption of FIN 47 to have a material impact on our financial position, results of operations or cash flows.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and SFAS Statement No.3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without change, the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We will apply the provisions of SFAS No. 154 as required upon adoption.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement nullifies the FASB’s Derivatives Implementation Group (“DIG”) Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the application of bifurcation requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits qualifying special-purpose entities to hold passive derivative financial instruments that pertain to beneficial interests that are, or contain, a derivative financial instrument. SFAS No. 155 further provides the following:
•	Allows a fair value measurement option for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation.

•	Narrows the requirements of SFAS No. 133 and clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133.

•	Creates a requirement to evaluate interests in securitized financial assets to determine that derivatives are free-standing or hybrid instruments that contain embedded derivatives requiring bifurcation.

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

     This statement should be applied to all instruments acquired, issued, or subject to a remeasurement event and is effective for the first fiscal year that begins after September 15, 2006, earlier adoption is permitted. This pronouncement will be effective for us for fiscal year 2008. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operations or cash flows.
Income Taxes
     The American Jobs Creation Act of 2004 (the “AJCA”) enacted on October 22, 2004 provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. To qualify for the deduction, the repatriated foreign earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by the board of directors. Certain other criteria in the AJCA must be satisfied as well. For us, the one-year period during which the qualifying distributions can be made is fiscal 2006.
     As noted in previous disclosures, due to our acquisition of previously taxed income in the Transaction, it is unlikely that we will repatriate earnings under AJCA. However, we are currently investigating the possibility of taking advantage of the favorable repatriation provisions under the AJCA with respect to certain foreign earnings for which we have already provided for deferred US income taxes.
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
     The following table provides the fair value of our open derivative instruments (in thousands):

	May 29, 2005	February 26, 2006
Fair Value:
Cattle and hogs	$6,838	$(3,448)
Energy	(527)	—
Foreign currency	(152)	(139)
Interest rate swap	(1,664)	(3,319)

Total	$4,495	$(6,906)

     Fair value for all derivatives was determined using quoted market prices.
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
   Cattle and Hogs
     We purchase cattle and hogs for use in our processing businesses. The commodity price risk associated with these activities can be hedged by selling or buying the underlying commodity, or by using an appropriate commodity derivative instrument. We typically utilize exchange-traded futures and options as well as non-exchange-traded derivatives, in which case we monitor the amount of associated counterparty credit risk. We also enter into live stock forward purchase contracts in order to establish margins on sales we have agreed to make, but have not yet delivered upon. These contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market values of these contracts are recognized immediately as unrealized income or expense in the statements of earnings each period as fluctuations in the fair value of the contracts change with the change in the underlying value of the commodity. As we deliver on our sales and the related live stock forward contracts are closed, the unrealized income or expense is reversed and the actual transaction is realized. Therefore, on any given day, our reported operating results can be impacted from the non-cash gain or loss due to the accounting for these contracts.
     As of February 26, 2006, we had firm contracts to purchase approximately 39% of our anticipated need for cattle and hogs, and we had derivative positions for approximately 1% of our anticipated need for cattle and hogs.
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

     Gains and losses from energy derivatives are recognized in the statement of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. Due to world oil market volatility during the last half of fiscal year 2005 and the first thirty-nine weeks of fiscal year 2006, our natural gas positions failed correlation under SFAS No. 133 and have been marked to market effective May 29, 2005 and February 26, 2006. Total amounts recognized in the statement of earnings for natural gas derivatives were approximately $0.5 million loss, $0.6 million loss, and $2.1 million gain in the fiscal year ended May 29, 2005 and the thirteen and thirty-nine weeks ended February 26, 2006, respectively. As of February 26, 2006, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we held no derivative positions related to our annual needs for natural gas.
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
     Gains and losses from foreign currency derivatives are recognized in the statement of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For the thirteen and thirty-nine weeks ended February 26, 2006 and February 27, 2005, our foreign currency positions qualify for hedge accounting in accordance with SFAS No. 133. The ineffective component, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.
Interest Rate Risk
     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks.
     In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. An amount of $2.2 million associated with the change in market value and cash interest expense for the thirty-nine weeks ended February 26, 2006 is recorded within interest expense on the statements of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.
     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed-rate and variable-rate debt and reviewing other business and financial risks. As of February 26, 2006, the fair value of our floating rate debt was $263.2 million. A 100 basis point change in short-term rates would result in increased or decreased interest expense of approximately $2.6 million on an annualized basis based on borrowings outstanding as of February 26, 2006.
Sensitivity Analysis
     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% decrease in the fair value of applicable commodity prices, foreign exchange rates and interest rates and excludes the underlying items that are being hedged.

	May 29, 2005	February 26, 2006
	(in thousands)	(in thousands)
Fair Value:
Cattle and hogs	$6,838	$(3,448)
Energy	(527)	—
Foreign currency	(152)	(139)
Interest rate swap	(1,664)	(3,319)

Total	$4,495	$(6,906)

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$(9,895)	$(14,946)
Energy	(1,020)	—
Foreign currency	(21,555)	(17,946)
Interest rate swap	(687)	(2,168)

Total	$(33,157)	$(35,060)

ITEM 4. CONTROLS AND PROCEDURES
     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. During the most recently completed fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Securities and Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (A) Exhibits
3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (1)

3.2	Bylaws of S&C Holdco 3, Inc. (2)

31.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1 Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2 Certification of the Chief Financial Officer of Swift & Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Furnished herewith

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S & C HOLDCO 3, INC.

By:	/s/ SAM B. ROVIT
Sam B Rovit.
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ WILLIAM G. TRUPKIEWICZ
William G. Trupkiewicz
Acting Chief Financial Officer, Senior Vice President -
Finance & Controls
(Principal Financial and Accounting Officer)
Date: April 7, 2006