Form 10-K/A
period 2005-05-29
S&C HOLDCO 3 INC
filed 2006-08-18
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)

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
None
(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐  No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes ☑  No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
     There is no market for the Registrant’s common stock. As of August 5, 2005, 1,000 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None

ANNUAL REPORT ON FORM 10-K
May 29, 2005

EXPLANATORY NOTE
This Amendment to Annual Report on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended May 29, 2005, as amended by an Amendment on Form 10-K/A filed January 6, 2006, to amend certain disclosures contained in Part III of the Annual Report on Form 10-K, as filed by S&C Holdco 3, Inc. and its consolidated subsidiaries (the “Registrant”) on August 19, 2005.
Except as otherwise expressly noted herein, this Amendment to Annual Report on Form 10-K/A does not reflect events occurring after the August 19, 2005 filing of our original Annual Report on Form 10-K, and our Form 10-K/A filed on January 6, 2006, in any way, except to reflect the changes discussed in the amendment. The Registrant does not undertake to update any item on that Annual Report other than those items set forth below. Accordingly, this amendment should be read in conjunction with the original filing.
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

						Long-Term
						Compensation
						Awards
	Annual Compensation					Securities
					Other Annual	Underlying	All Other
					Compensation	Options/SARs	Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	($)(2)	(#)	($)
John N. Simons (1)	2005	$592,580		—	$171,450	7,400,000 (7)	$2,559,667 (3)
Former President and Chief	2004	$652,163		$725,000	$44,628	—	—
Executive Officer	2003	$421,154	(4)	$1,140,000	$15,746	—	—

Dennis R. Henley	2005	$498,558		—	$76,427	2,250,000 (7)	—
Chief Operating Officer	2004	$449,038		$350,000	$9,904	—	—
and President, North	2003	$417,308	(4)	$755,000	$10,446	—	—
American Red Meats

Danny C. Herron	2005	$370,577		—	$29,958	1,650,000 (8)	—
Executive Vice President	2004	$309,807		$236,250	$9,958	—	—
and Chief Financial Officer	2003	$194,808	(4)	$380,000	$8,718	—	—

Matthew D. Wineinger (5)	2005	$106,250		$450,000	$3,375	750,000 (9)	$38,534 (6)
Vice President and General	2004	—		—	—	—	—
Manager, Retail Sales	2003	—		—	—	—	—

John R. Keir	2005	$258,112		$192,344	$34,050	500,000 (7)	—
Joint Chief Executive	2004	$229,402		$109,081	$30,941	—	—
Officer of S&C Australia	2003	$125,376	(4)	$383,308	$17,200	—	—
Holdco Pty. Ltd

(1)	Mr. Simons served as the President and Chief Executive Officer of Swift Holdings and Swift Operating through April 23, 2005.

(2)	Other Annual Compensation amounts are the value of the employer’s contribution to the 401(k) Savings Plan, stock compensation, and executive’s use of a company owned aircraft for US executives; and employer contributions to a Superannuation Plan, and company provided vehicle usage for Australian executives.

(3)	Amounts shown relate to Mr. Simons’ severance payments described under Employment and Severance Agreements below.

(4)	Amounts shown were paid during the 249 day period from September 19, 2002, the closing date of the Transaction, through May 25, 2003.

(5)	Mr. Wineinger became an employee and officer in January of 2005.

(6)	Amounts shown relate to relocation expenses.

(7)	These options were granted in fiscal year 2003 and repriced in May 2005.

(8)	These options were granted in fiscal years 2003 and 2005 and repriced in May 2005.

(9)	These options were granted in fiscal year 2005.
  Option Grants in Last Fiscal Year
     The following table sets forth information regarding options to purchase shares of common stock of Swift Foods granted to the Named Executive Officers during the fiscal year ended May 29, 2005.

Individual Grants (1)
	Number of			% of Total
	Securities			Options/			Potential Realizable Value at
	Underlying			SARs	Exercise		Assumed Annual Rates of
	Options/			Granted to	or Base		Stock Price Appreciation for
	SARs Granted			Employees	Price	Expiration	Option Term (2)
Name	(#)			in Fiscal Year	($/Sh)	Date	5%	10%
John N. Simons Jr.	6,400,000	(3)(6	)(7)	29%	$0.14	9/19/2012	$8,244,703	$11,944,340
	1,000,000	(4	)(6)	5%	$1.14	10/3/2012	$290,947	$873,753

Dennis R. Henley	2,250,000	(3	)(6)	10%	$0.14	9/19/2012	$2,898,528	$4,199,182
Danny C. Herron	1,250,000	(3	)(6)	6%	$0.14	9/19/2012	$1,610,293	$2,332,879
	400,000	(5	)(6)	2%	$1.25	1/25/2015	$140,700	$503,990

Matthew D. Wineinger	750,000		(6)	3%	$1.25	1/25/2015	$263,812	$944,981
John R. Keir	500,000	(3	)(6)	2%	$0.14	9/19/2012	$644,117	$933,152

(1)	All options are granted at the common stock’s estimated fair value on the grant date, and each grant has an expiration date as specified in the table. All options vest in the event of a change in control. The option price may be paid in cash, by surrendering shares owned for more than six months, or through irrevocable instructions to a broker to deduct the option price from the proceeds of the sale.

(2)	These amounts represent certain assumed rates of appreciation only and are based on independent third party valuations of Swift Foods common stock. Actual gains, if any, on stock option exercises will depend on the future market for Swift Foods stock and the price at which it can be sold.

(3)	These options were granted in fiscal year 2003 or fiscal year 2004 and were repriced from $1.00 to $0.14 in May 2005.

(4)	These options were granted in fiscal year 2003 and were repriced from $2.00 to $1.14 in May 2005.

(5)	These options were granted in fiscal year 2005 and were repriced from $2.11 to $1.25 in May 2005.

(6)	Options granted vest 25 percent upon grant and 1/36th per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares will be fully vested.

(7)	Mr. Simons served as the President and Chief Executive Officer of Swift Holdings and Swift Operating through April 23, 2005. As described under Employment and Severance Agreements, these options were repurchased in connection with Mr. Simons’ departure.
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

	Shares
	Acquired		Number of Securities Underlying		Value of Unexercised In-the-
	on	Value	Unexercised Options/SARS at		Money Options/SARS at 5/29/05
	Exercise	Realized	5/29/05 (#) (2)		($) (3)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John N. Simons, Jr. (1)	—	—	1,000,000	—	$—	$—
Dennis R. Henley	—	—	1,078,125	1,171,875	$937,969	$1,019,531
Danny C. Herron	—	—	698,951	951,049	$521,087	$566,413
Matthew D. Wineinger	—	—	—	750,000	$—	$—
John R. Keir	—	—	239,576	260,424	$208,431	$226,569

(1)	Mr. Simons served as the President and Chief Executive Officer of Swift Holdings and Swift Operating through April 23, 2005. This table excludes options to purchase 6,400,000 shares of Swift Foods’ common stock that remained outstanding at May 29, 2005 and were held by Mr. Simons. See Employment and Severance Agreements below for information regarding the repurchase of these stock options.

(2)	Exercisable share amounts do not represent vested amounts. Options vest 25% upon grant and 1/36 per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares are fully vested. However, vested options are only exercisable on the first anniversary of the grant date and at the end of each twelve month period thereafter.

(3)	There is no established trading market for Swift Foods’ securities. The values in the table are based on management’s estimate of the fair value of the options. The estimate is based on certain assumptions which Swift Foods believes reasonable.
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

	Number of	Percentage
	Shares	of Shares

5% Stockholders:
HMTF Rawhide, L.P.(1)	216,666,666	98.5%
200 Crescent Avenue Suite 1600 Dallas, Texas 75201
Named Executive Officers and Directors:
Sam B. Rovit(2)	500,000	*
John N. Simons, Jr.(3)	1,000,000	*
Dennis R. Henley(4)	2,212,323	*
Danny C. Herron(5)	1,170,973	*
Matthew D. Wineinger(6)	187,500	*
John R. Keir(7)	354,152	*
Joe Colonnetta, Jr.	—	—
George N. Gillett, Jr.	—	—
Gregg L. Engles(8)	550,000	*
Edward Herring	—	—
Michael D. Kelly(8)	250,000	*
Kate S. Lavelle(9)	31,250	*
John R. Muse	—	—

All executive officers and directors as a group (18 persons)	8,479,977	3.8%

*	Holds less than 1% of the outstanding shares of Swift Foods common stock.

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

(2)	Mr. Rovit became the Chief Executive Officer and President of Swift Holdings and Swift Operating effective July 1, 2005.

(3)	Includes 1,000,000 shares of common stock issuable pursuant to options that are currently exercisable. Mr. Simons served as President and Chief Executive Officer of Swift Holdings and Swift Operating through April 23, 2005.

(4)	Includes 1,593,750 shares of common stock issuable pursuant to options that are currently exercisable.

(5)	Includes 985,402 shares of common stock issuable pursuant to options that are currently exercisable.

(6)	Includes 187,500 shares of common stock issuable pursuant to options that are currently exercisable.

(7)	Includes 354,152 shares of common stock issuable pursuant to options that are currently exercisable.

(8)	Includes 50,000 shares of common stock issuable pursuant to options that are currently exercisable.

(9)	Includes 6,250 shares of common stock issuable pursuant to options that are currently exercisable.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

Date: August 18, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

By:	/s/ Sam B. Rovit Sam B. Rovit	Chief Executive Officer, President and Director (Principal Executive Officer)	August 18, 2006

By:	/s/ William G. Trupkiewicz William G. Trupkiewicz	Senior Vice President, Corporate Controller, Chief Accounting Officer, and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 18, 2006