Form 10-K
period 2006-05-28
S&C HOLDCO 3 INC
filed 2006-08-18
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2006
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

Registrant’s telephone number, Including Area Code: (970) 506-8000

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act: NONE

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

There is no market for the Registrant’s common stock. As of August 10, 2006, 1,000 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ANNUAL REPORT ON FORM 10-K
May 28, 2006

FORWARD-LOOKING INFORMATION

Our disclosure and analysis in this report, including Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Wherever possible, we have identified these “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) by words and phrases such as “anticipate”, “believe”, “continue”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, and similar expressions.

Although we believe that these forward-looking statements reasonably reflect our plans, intentions, and expectations, we can give no assurance that we will achieve these plans, intentions, and expectations. Any or all forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we currently believe may affect our financial condition, results of operations, business strategy, and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and assumptions, including the risks, uncertainties, and assumptions described under the headings in Item 1. Business and Item 1A. Risk Factors as well as the availability and prices of live hogs and cattle, raw materials and supplies, food safety, livestock disease, product pricing, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rates and foreign currency exchange rates, access to capital, the cost of compliance with environmental and health standards, adverse results from on-going litigation, action of domestic and foreign governments, the ability to make effective acquisitions, and successfully integrate newly acquired businesses into existing operations.

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

General

S&C Holdco 3, Inc. is referred to as “Swift Holdings” and, together with its subsidiary Swift & Company (“Swift Operating”) and its subsidiaries, is one of the leading beef and pork processing companies in the world. We process, prepare, package, and deliver fresh, further processed, and value-added beef and pork products for sale to customers in the United States and international markets. Our fresh meat products include refrigerated beef and pork processed to standard industry specifications and sold primarily in boxed form. Our further processed offerings include beef and pork products that are cut, ground, and packaged in a customized manner for specific orders. Our value-added products include moisture enhanced, seasoned, marinated, and consumer-ready products. We also provide services to our customers designed to help them develop more comprehensive and profitable sales programs. We sell our meat products to customers in the foodservice, international, further processor, and retail distribution channels. We also produce and sell by-products that are derived from our meat processing operations such as hides and variety meats to customers in the clothing, pet food, and automotive industries, among others.

In the United States, we operate four beef processing facilities, three pork processing facilities, one lamb slaughter facility, and one value-added facility. In Australia, we operate four beef processing facilities, including the largest and what we believe to be the most technologically advanced facility in that country, and four feedlots. Our facilities are strategically located to access raw materials in a cost effective manner and to service our global customer base. We have the ability to process 15,850 cattle and 44,400 hogs daily in the United States and 5,765 cattle daily in Australia based on our facilities’ existing configurations.

Our business is divided into three segments: Swift Beef, through which we conduct our domestic beef processing business; Swift Pork, through which we conduct our domestic pork processing business; and Swift Australia, through which we conduct our Australian beef business. For the fiscal year ended May 28, 2006, these businesses represented approximately 59%, 22%, and 19% of our net sales, respectively. Swift Beef includes a lamb business, which contributed less than 1% of total net sales for the fiscal year ended May 28, 2006.

Swift Holdings was incorporated in May 2002 along with other subsidiaries and holding companies, including our former ultimate parent Swift Foods Company (“Former Swift Foods”), for the purpose of acquiring the United States beef, pork, and lamb processing businesses and the Australian beef business of ConAgra Foods, Inc. On September 19, 2002, HMTF Rawhide L.P. (“Rawhide”), the limited partnership formed by our equity sponsors, HM Capital Partners LLC (formerly known as Hicks, Muse, Tate & Furst, Incorporated) (“Hicks Muse”), and Booth Creek Management Corporation, controlled by Hicks Muse, acquired a 54% interest in these businesses, not including ConAgra Foods’ domestic cattle feeding operations and other related assets and insignificant businesses (the “Transaction”). In a related transaction, Rawhide also acquired a 54% interest in the domestic cattle feeding operations. These entities that were historically operated by ConAgra Foods as integrated businesses, which included the domestic cattle feeding operations and other related assets and insignificant businesses that we did not acquire and liabilities that we did not assume in the Transaction, are referred to as the “ConAgra Red Meat Business” or “Predecessor”. Those entities and operations within the ConAgra Red Meat Business that we actually acquired in the Transaction and which are being operated by Swift Operating are referred to as the “Acquired Business” or “Successor”.

In July 2004, Rawhide formed Rawhide Subsidiary 1 and Rawhide Subsidiary 3 along with other holding companies for the purpose of purchasing all of the remaining common stock of Former Swift Foods held by ConAgra Foods and its affiliates. Rawhide Subsidiary 1 was later renamed Swift Foods Company (“Swift Foods”) and Rawhide Subsidiary 3 was later renamed SFC Subsidiary Holdings, Inc. (“SFC”). Former Swift Foods was merged into SFC in November 2004 and all outstanding shares of and options for Former Swift Foods common stock were exchanged for shares and options of Swift Foods on a 1 for 1 basis. Swift Foods owns 100% of the issued and outstanding capital stock of SFC, which in turn owns 100% of the issued and outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the issued and outstanding capital stock of Swift Holdings. Swift Holdings owns 100% of the issued and outstanding capital stock of Swift Operating. Swift Foods, SFC, and S&C Holdco 2, Inc. are collectively referred to as the “Parent Company Entities”.

The Transaction was within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which resulted in a new basis of accounting in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 88-16, Basis in Leveraged Buyout Transactions. In accordance with that guidance, the retained minority interest of the predecessor owner (i.e., ConAgra Foods’ approximately 45.3% interest) was carried over at the predecessor basis. The remainder of the investment in the assets acquired (i.e., the 54.7% acquired by our equity sponsors and management) was based upon fair value. The excess of the purchase price over predecessor basis (book value) of net assets acquired from the predecessor owner was recognized as an offset in stockholders’ equity. Following the Transaction, Rawhide owned approximately 54% and ConAgra Foods owned approximately 45% of the equity in Former Swift Foods which held, indirectly, 100% of the equity of Swift Operating. Additionally, certain members of our management owned approximately 1% of the equity in Former Swift Foods.

On July 30, 2004, an affiliate of Rawhide gave notice of its exercise of the right to purchase all of the common stock of Former Swift Foods held by ConAgra Foods and its affiliates (the “Call Option”). Rawhide contributed its right to Swift Foods in September 2004 and on September 23, 2004 the purchase was completed. The purchase price for the shares was approximately $200.0 million including fees and direct costs of the transaction and was funded by a credit facility obtained by SFC. Accounting principles generally accepted in the United States of America (“GAAP”) generally provide for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying consolidated financial statements of Swift Holdings do not reflect a new basis of accounting pursuant to Staff Accounting Bulletin (“SAB”) No. 54 (“SAB 54”). The guidance in SAB 54 allows the post-Call Option financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Call Option.

On September 24, 2004, the common stock of Monfort Finance Company, Inc. (“Monfort”), the entity owning the domestic cattle feeding operations, was tendered to ConAgra Foods in full settlement of, and release from, all outstanding liabilities under Monfort’s term loan and revolving credit agreements, and the common stock of Monfort ceased to be an investment of Swift Foods. The settlement included an agreement to continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots was finished and delivered to Swift Beef’s processing facilities, and provided for the continuation of certain administrative and information technology services by Swift Foods through December 31, 2004 to enable the domestic cattle feeding operations (which occupied a portion of Swift Operating’s Greeley, Colorado corporate headquarters) to transition itself to ConAgra Foods’ computer and other support systems.

Business Strategy

The key elements of our business strategy are to:

Continue Industry Leadership in Food and Employee Safety

Food and employee safety are key prerequisites for our long-term success as a fresh meat processor. We continue to monitor and improve upon our existing end-to-end sanitation, manufacturing, and handling processes to ensure adherence to existing food safety standards. Our ongoing focus on employee safety has produced declining injury and lost workday rates that are competitive across a broad set of manufacturing industries, not just food processors. We benchmark our safety performance against competitor meatpacking plants as a group and against all other manufacturers as a group using information compiled by the United States Department of Labor. Over the last five years, our safety trend line has improved significantly and we continue to outperform the meatpacking industry as a group and are at parity with all manufacturers as a group. We believe our safety performance has contributed to increased employee retention and is associated with higher levels of product quality and operational efficiency. Our Greeley, Colorado beef plant recently completed 5.4 million worker-hours without a lost-time injury; a major achievement for a large-scale protein manufacturing facility.

Optimize Processes to Become a Low Cost Producer

We will continue to focus on increasing our profit margins by improving our operating efficiencies. Our product optimization program at Swift Beef has enabled us to better coordinate our planning, forecasting, scheduling, procurement and manufacturing disciplines to improve our overall supply chain performance. We expect to realize additional benefits from this program in the future. In addition, over the past year we have implemented various beef and pork plant operational enhancements to expand our processing capabilities and increase our production efficiencies.

Grow Share with Select Customers in Select Markets

In calendar year 2005, we realigned our organizational structure to better adapt to the unique needs of our various customer channels — retail, food service, further processor, and international. We are particularly focused on growing sales in the food service and international channels, which we believe will be more profitable and faster growing channels over the long-term. Historically, these channels, on average, have paid premiums over United States Department of Agriculture (“USDA”) reported prices in exchange for customized production and packaging, consistent quality, timely delivery, and other services. Within each channel we have prioritized our accounts in order to focus on those customers who value quality, service, and innovation. This partnership strategy produced key account volume increases during our fiscal year 2006 and these accounts now represent a greater proportion of our total sales as compared to the previous fiscal year.

Build a High Performance Team and Culture

We continue to focus on attracting high caliber employees and developing our existing talent while setting high internal standards for integrity, competence, and passion to excel. Our efforts to infuse talent and optimize organizational placements have resulted in a substantial number of executives that are new to us or to their current positions within the past year. We have also created an enhanced performance evaluation and talent management program that is designed to reinforce our core values, reward business performance, and support career development.

Promote Innovation Across the Value Chain

We believe that we can increase our profitability by developing and implementing innovative process and product improvements across the value chain. Historically, we have realized greater margin by offering value-added products and services to our customers, offerings that reduce their costs and help to stimulate consumer demand. Recent innovations include the re-launch of the Swift Premium Ready-to-Cook line of preseasoned products and the development of the G.F. Swift 1855 brand line of premium beef and pork products. As a result of our emphasis on product innovation and investment in value-added technology in our facilities, our fiscal year 2006 value-added product volumes increased significantly over the prior fiscal year. Finally, our Summit Customer and Innovation Center in Greeley continues to be a key research and development resource for us and our customers. When used in conjunction with our plant value-added production capacity, the Summit provides enhanced capabilities to develop and implement innovative product and packaging solutions for our customers.

Ensure Financial Fitness

Complementing our operational strategy is a financial strategy that relies on prudent capital investment for current and future business needs, core asset productivity, aggressive working capital management, and balance sheet flexibility. In fiscal year 2006, we invested $58 million in capital projects, primarily for major asset renewals and the development of new processing capabilities. We will continue to invest in our business in a disciplined way by focusing on projects that deliver appropriate returns and maintain the quality of our assets. Related to core asset productivity, on May 26, 2006, we completed the sale of our non-fed cattle business, including our operating plant assets in Omaha, Nebraska and the idled Nampa, Idaho assets to XL Foods, Inc. This transaction afforded us the opportunity to enhance our strategic focus in our core fed cattle business. Our current credit facility gives us significant flexibility to maintain adequate liquidity while pursuing our operational objectives.

Description of Business Segments

The contribution of Swift Beef, Swift Pork, and Swift Australia to net sales and EBITDA (Earnings Before Income Taxes, Depreciation, and Amortization), and the identifiable assets attributable to each business segment are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included herein.

Swift Beef

Products, Sales and Marketing

The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we sell beef by-products to the variety meat, feed processing, fertilizer, and pet food industries. Cattle hides are sold for both domestic and international use, primarily to the clothing and automotive industries. We market products under several brand names including G.F. Swift 1855, Swift Angus Select, Swift Premium Black Angus, and Miller Blue Ribbon Beef. Our lamb business is operated under Swift Beef, contributing less than 1% of total net sales for the fiscal year ended May 28, 2006.

We market our beef products through several channels including:

•	national and regional retailers including supermarket chains, independent grocers, club stores and wholesale distributors;

•	further processors who use our beef products as a food ingredient for prepared meals, raw materials for hamburger, and by-products for pharmaceutical and leather production;

•	international markets which included Japan, Mexico, South Korea, Canada, and China among others, prior to the December 23, 2003 BSE (bovine spongiform encephalopathy) discovery; Mexico which is open to the imports of boxed beef; and other smaller foreign markets which are limited to boxed beef products from cattle younger than 30 months of age; and

•	the foodservice industry including foodservice distributors, restaurant and hotel chains, and other institutional customers.

Our largest distribution channel is retail. During the three-year period preceding the December 23, 2003 BSE discovery, we increased sales to the international channels by approximately 44%; although sales to this channel subsequently continue to be negatively impacted by the international border closures. Our three-year average sales to the foodservice channel have grown by approximately 22% for the fiscal year ended May 28, 2006. One of the key elements to our business strategy is to continue to shift our sales mix to the more profitable foodservice and international channels. Total net sales contribution by channel is:

	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 25, 2003	May 30, 2004	May 29, 2005	May 28, 2006

Retail	46%	45%	48%	48%
Further processors	23%	25%	25%	23%
Foodservice	15%	17%	19%	22%
International	16%	13%	8%	7%

Total	100%	100%	100%	100%

Raw Materials and Procurement

Our primary raw material for our processing facilities is live cattle. Our cattle procurement process is centralized at our headquarters in Greeley, Colorado. We require all of our cattle suppliers to document the quality of their feedlot operation, verify that the use of antibiotics and agricultural chemicals follow the manufacturer’s intended standards, and confirm feed containing animal based protein products, which have been associated with outbreaks of BSE, has not been used. Currently, we have approximately 3,600 suppliers who provide us with cattle.

We secure 35% to 40% of our annual cattle needs under forward purchase arrangements and purchase our remaining needs on the spot market.

Processing Facilities and Operations

Our beef operations in the United States consist of four fed cattle facilities. We also operate a lamb slaughter facility. Steers and heifers raised on concentrated rations are typically referred to in the cattle industry as “fed cattle” and cattle not fed such concentrated rations are usually referred to as “non-fed cattle.”

In August 2005, we closed our Nampa, Idaho non-fed cattle processing facility. The closure was due to continued difficulty of sourcing older non-fed cattle for slaughter in the Northwestern US and the uncertainty surrounding the opening of the US border with Canada to the importation of livestock older than 30 months of age. On May 26, 2006, the idled Nampa, Idaho facility as well as the operating Omaha, Nebraska non-fed cattle processing facility were sold to XL Foods, Inc. constituting the divestiture of our non-fed cattle business which was considered a non-strategic asset.

Our facilities utilize modern, highly-automated equipment to process and package beef products, which are typically marketed in the form of boxed beef. We also customize production and packaging of beef products for several large domestic and international customers. The design of our facilities emphasizes worker safety to ensure regulatory compliance and to reduce worker injuries. Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards. We have equipped our Santa Fe Springs, California facility to process value-added products, including, for example, the G.F. Swift 1855 brand line of premium beef products. Our Greeley, Colorado, Cactus, Texas, and Grand Island, Nebraska facilities have been equipped to produce value-added operations including slicing, grinding, and cubing of beef products for retail and foodservice customers. The design of our facilities emphasizes worker safety to ensure regulatory compliance and to reduce employee injuries. Our Greeley plant recently achieved 5.4 million worker-hours without a lost-time injury — a major accomplishment for a large-scale protein manufacturing plant.

Our food safety efforts incorporate a comprehensive network of leading technologies, such as MultiCheck, that minimize the risks involved in beef processing. Two of the elements of MultiCheck are double pasteurization of carcasses prior to chilling and a chilled carcass treatment using organic acid immediately prior to carcass disassembly. SwiftTracetm is another element we implemented as part of our on-going commitment to animal and human safety. SwiftTracetm is a process whereby live animals and finished beef products can be traced backward or forward in the supply chain. This process builds confidence from suppliers, customers and consumers in the food supply chain.

Swift Pork

Products, Sales and Marketing

A significant portion of Swift Pork’s revenues are generated from the sale of fresh pork products, including trimmed cuts such as loins, roasts, chops, butts, picnics, and ribs. Other pork products, including hams, bellies, and trimmings are sold predominantly to further processors who, in turn, manufacture bacon, sausage, and deli and luncheon meats. The remaining sales are derived from by-products. Due to the higher margins attributable to value-added products, we intend to place greater emphasis on the sale of moisture enhanced, seasoned, marinated, and consumer-ready pork products to the retail channel and boneless ham and skinless bellies to the further processor channel.

We market our pork products through several channels, including:

•	national and regional retailers including supermarket chains, independent grocers, club stores, and wholesale distributors;

•	further processors who use our pork products as a food ingredient for prepared meals, raw material for sausage manufacturing, and by-products for pharmaceutical production;

•	international markets including Japan, Mexico, and China among others; and

•	the foodservice industry including foodservice distributors, fast food, restaurant and hotel chains, and other institutional customers.

Pork products sold to the domestic retail and further processor channels comprised approximately 85% of total Swift Pork net sales for the fiscal year ended May 28, 2006. Pork exports contributed approximately 11% of net sales. We consider the overseas markets an opportunity for future growth. Total net sales contribution by channel is:

	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 25, 2003	May 30, 2004	May 29, 2005	May 28, 2006

Retail	48%	46%	43%	44%
Further processors	41%	40%	41%	41%
International	7%	9%	11%	11%
Foodservice	4%	5%	5%	4%

Total	100%	100%	100%	100%

Raw Materials and Procurement

Our primary raw material for our processing facilities is live hogs. We employ a network of hog buyers at our processing plants and buying stations to secure our hog supply. Approximately 60% of our hog purchases are made through various forms of supply contracts that provide us with a stable supply of high-quality hogs. These supply contracts are typically five to seven years in duration and stipulate minimum and maximum purchase commitments based in part on the market price of hogs with adjustments based on quality, weight, lean composition, and meat quality. We purchase the remaining 40% of our hogs on the spot market at a daily market price with the same general quality and yield grade as we require under our contracts. We require an extensive supplier certification program and conduct comprehensive cutting tests of our potential suppliers’ animals to determine carcass composition and leanness.

Processing Facilities and Operations

Our pork operations in the United States consist of three processing facilities located in close proximity to major hog growing regions of the country and a value-added facility that produces consumer-ready pork for certain customers.

Our facilities utilize modern, highly-automated equipment to process and package pork products, which are typically marketed in the form of boxed pork. We have equipped our Santa Fe Springs, California facility to process value-added products and consumer-ready products. Our Louisville, Kentucky and Marshalltown, Iowa facilities produce additional value-added products including seasoned and marinated pork items. The design of our facilities emphasizes worker safety to ensure regulatory compliance and to reduce worker injuries. Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards. Our Worthington, Minnesota and Marshalltown, Iowa pork plants currently have International Standards Organization (ISO) 9001 certified quality management systems and Worthington is a European Union certified facility which enables us to ship primal cuts from the United States to Europe.

Our food safety task force is made up of experts in the field of meat processing, food microbiology, and quality assurance, all working together to assure compliance at all stages of the production chain and distribution channels. Our internal programs, policies, and standards are designed to exceed both regulatory requirements and customer specifications. Our food safety efforts incorporate a comprehensive network of leading technologies, such as MultiCheck, that minimize the risks involved in pork processing. Two of the elements of MultiCheck are pasteurization of carcasses prior to chilling and a hot carcass treatment using organic acid immediately prior to carcass chilling. SwiftTracetm is another element we implemented as part of our on-going commitment to animal and human safety. SwiftTracetm is a process whereby live animals and finished pork products can be traced backward or forward in the supply chain. This process builds confidence from suppliers, customers, and consumers in the food supply chain.

Swift Australia

Products, Sales and Marketing

The majority of Swift Australia’s revenues are generated from the sale of fresh meat which includes chuck cuts, rib cuts, Join cuts, round cuts, thin meats, and other products. Approximately 77% of the beef products sold by Swift Australia are derived from grass-fed animals. The remainder of Swift Australia’s beef products are derived from grain-fed animals that are sold primarily to Japan. Grain-fed cattle provide higher quality meat which commands a premium price. Beef products sold by the meat division accounted for approximately 82% of Swift Australia’s net sales for the fiscal year ended May 28, 2006. The foods division produces value-added meat products including toppings for pizzas. The wholesale trading division trades in boxed meat products to brokers and retailers who resell those products to end customers and provides the remaining contribution to net sales. Swift Australia’s net sales are viewed by division rather than by channel as in our domestic segments. Total net sales contribution by division is:

	249 Days Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 25, 2003	May 30, 2004	May 29, 2005	May 28, 2006

Meat Processing	80%	84%	83%	82%
Wholesale trading	19%	15%	16%	17%
Foods division	1%	1%	1%	1%

Total	100%	100%	100%	100%

We currently generate approximately 74% of total net sales as exports to foreign countries, including Japan, our largest export market, and the United States. The remaining 26% of our net sales is generated in Australia. Australia’s sales to export markets have continued to benefit from the 2003 North American BSE incident which has closed key Asian markets to the import of US beef. These border closings increased the marketability of our Australian beef into those markets as Australia had no similar import restrictions on its production.

Raw Materials, Procurement and Feedlot Operations

Our primary raw material for our processing facilities is live cattle. Our cattle procurement function is focused on efficiently sourcing both grass-fed cattle and feeder cattle for our grain-fed business. Grass-fed cattle are primarily sourced from third-party suppliers with specific weight and grade characteristics. This process helps ensure that the cattle we source meet our future order requirements. The majority of grain-fed cattle are sourced from company owned feedlot operations.

We operate four feedlots and utilize two outside feedlots that provide grain-fed cattle for our processing operations and also custom feed for other producers on an opportunistic basis. We source feeder cattle from livestock producers. On average, cattle remain in our feedlots for approximately five months before they are transferred to our processing operations. Our feedlots produce approximately 198,000 cattle per year for processing.

Processing Facilities and Operations

Our processing facilities are strategically located for efficient livestock acquisition, availability of labor, and access to shipping and distribution. Our facilities utilize modern, highly-automated equipment to process and package beef products. The Dinmore facility, which is European Union certified, is the largest plant in Australia. The Beef City plant processes grain-fed cattle.

All products are subject to stringent animal husbandry and food safety procedures. Our processing facilities are operating under the strictest food safety and quality assurance regime to comply with international customer requirements. Our Dinmore and Beef City facilities are European Union certified facilities which enable us to ship primal cuts from Australia to Europe. Our feedlots are managed with cattle friendly policies providing a clean and scientific feeding regimen to ensure safe grain-fed product is delivered to our customers.

Industry Overview

United States Beef

Beef products are the second largest source of meat protein in the United States (behind chicken). The United States has the largest fed cattle industry in the world and is the world’s largest producer of beef, primarily high-quality grain-fed beef for domestic and export use. In calendar year 2005, according to the USDA, commercial beef production in the United States approximated 24.7 billion pounds.

The domestic beef industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for beef and other proteins in the United States and abroad. In general, domestic and worldwide consumer demand for beef products determines beef processors’ long-term demand for cattle, which is filled by feedlot operators. In order to operate profitably, beef processors seek to acquire cattle at the lowest possible costs, minimize processing costs by maximizing plant operating rates, and sell at a competitive price. Cattle prices vary over time and are impacted by inventory levels, the production cycle, weather, feed prices, and other factors.

In recent periods, consumer demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand. According to the USDA, beef consumption is forecasted to be 28.6 billion pounds in calendar year 2006. The domestic beef industry has faced several unique challenges in the last few years, notably 1) the closure in May 2003 of US borders to the importation of Canadian feeder and fattened (ready for slaughter) animals following the discovery of BSE in Alberta that same month, 2) the opening of the US border to Canadian produced boxed beef in September 2003 while the ban on importation of Canadian livestock was maintained, putting the entire US beef industry at a continued price disadvantage, and 3) the closure of most foreign markets to US beef following the initial discovery on December 23, 2003 of a single dairy cow in Washington state infected with the BSE disease. These challenges resulted in tremendous volatility in the US derivative markets and underlying cash livestock market prices, which are largely the basis for the buy/sell economics of the industry. In addition, the international border closings and lack of alternative US markets for many products which previously were exported negatively impacted the revenue realized by the US packing industry. Many of these typically exported products realized significantly lower prices when sold in the domestic market.

In calendar year 2003 and prior years, 133 countries imported US beef. Following the initial discovery in December 2003 of a single dairy cow infected with BSE in the US, 72 countries instituted bans on US beef. According to the United States Meat Export Federation (“USMEF”), as of May 28, 2006, 21 markets were still closed to US beef and of those that have reopened, access is limited. Two key markets that accounted for 49% of calendar year 2003 exports remain closed as of May 28, 2006. The government of the United States is in negotiations for the reopening of Japan, Korea, and China, although it cannot be predicted when, or under what conditions, such markets may be reopened. On July 27, 2006, Japan announced it would resume importing some US beef, restricted to cattle 20 months or younger from approved US processing plants. The USMEF is optimistic that export markets will improve and is currently predicting a 45% increase in the quantity of beef and beef variety meats exported in 2006 versus 2005, although actual economic impact is not expected to be significant as 2005 was not a high export value year.

In July 2005, the United States Court of Appeals for the Ninth Circuit overturned a preliminary injunction issued in March 2005 by the United States District Court in Billings, Montana, which had continued the closure of the border to imports of live cattle from Canada, and resulted in the immediate reopening of the US border to imports of live cattle under the age of 30 months. In October 2005, the Court denied the plaintiff’s petition for a rehearing. On April 5, 2006, the District Court granted the defendant United States Department of Agriculture’s motion for summary judgment, consistent with the Appellate Court ruling, permitting the continued importation from Canada of live cattle under 30 months of age. The plaintiff has appealed that ruling to the Ninth Circuit Court of Appeals.

United States Pork

Pork products are the third largest source of meat protein in the United States (behind chicken and beef) and pork is the most widely eaten meat in the world. In calendar year 2005, commercial pork production approximated 20.7 billion pounds in the United States. Today, the United States is one of the world’s leading pork-producing countries and is widely regarded as a world leader in food safety standards. The United States is the third largest producer worldwide, behind China and the European Union, and one of the largest exporters, along with Canada. US pork exports have benefited from incidents which disrupted the normal competitive world markets, including the discovery of Avian flu in US poultry and the discovery of three cases of BSE in the US. These incidents effectively closed the export markets to US beef and many countries put import restrictions on US chicken making pork the protein of choice in many export markets.

The domestic pork industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for pork and other meats in the United States and abroad. In general, domestic and worldwide consumer demand for pork products drive pork processors’ long-term demand for hogs, which is filled by hog producers. In order to operate profitably, hog processors seek to acquire hogs at the lowest possible costs and to minimize processing costs by maximizing plant operating rates. Hog prices vary over time and are impacted by inventory levels, the production cycle, weather, feed prices, and other factors.

In recent periods, demand for pork products in the United States has been increasing with population growth and exports as the primary drivers for increased aggregate demand. According to the USDA, pork consumption in the US is forecasted to be 19.5 billion pounds in calendar year 2006. While pork has historically enjoyed its highest consumption patterns and, therefore, its highest average price per pound in the winter months (for hams and loins) and summer months (for ribs), demand for pork has remained consistently strong, driven by a combination of the closure of international markets to US beef and US poultry, coupled with worldwide population growth.

Demand for US pork has also risen in the export market. Meeting the growing global demand, US pork exports have increased by more than 150% in the past decade. US pork exports as a percentage of US production now stand at 12% and in calendar year 2005 pork export volumes were up 13%. The top three leading markets for US pork and pork variety meats are Japan, Mexico, and Canada.

Australia Beef

Australia produced approximately 4.5 billion pounds of beef in calendar year 2005. It has traditionally been a supplier of grass-fed beef. Grass is a much cheaper feed source than grain and given the vast amount of land in Australia that can be used for cattle raising and feeding, it is the predominant method used in that country for the growing and finishing of cattle. Australia also has a grain-fed beef cattle segment which primarily supplies cattle processed for export to Japan and Korea as well as the domestic market. Grain-fed cattle accounted for a third of the adult cattle slaughter in calendar year 2005, representing 40% of total beef production in Australia, and this sector continues to expand.

Australia has been one of the leading beef export countries for more than a decade. Exports are forecasted at 2.0 billion pounds for calendar year 2006. Approximately 83% or more of exports have historically been made to the United States and Japan, but Australian beef was also exported to Korea, Taiwan, Canada, and Mexico, among other countries. Australian meat packers, including Swift Australia, have benefited from recent world events including the BSE detections in cattle in North America. These incidents closed the principal Asian export markets of Japan and Korea to North American beef and these markets have remained closed to US beef throughout 2005 and into mid-2006.

The Australian beef processing industry experienced difficult trading conditions in calendar year 2005 and early calendar year 2006. Although the closure of many markets to North American beef provided opportunities in Japan and Korea, competition among Australian processors has been intense for available animals resulting in higher raw material prices. Industry-wide processing capacities continue to exceed the availability of slaughter ready animals.

Herd rebuilding continues, with Meat and Livestock Australia (“MLA”) forecasting modest herd growth and production levels over the next five years. Increasing areas of land are being allocated to cattle production from other forms of primary production, most notable a swing from wool growing sheep to cattle. Weather patterns impact the herd growth, timing of retention of animals in the grass pastures, and timing of migration of the herd to areas of high quality pastures which are better served by packing plants and port facilities on the eastern seaboard. In recent years, alternating patterns of drought conditions and periods of excessive rainfall have resulted in inconsistency and relative difficulty in predicting the availability of animals for slaughter and related livestock prices.

Intellectual Property

We hold a number of trademarks, patents, and domain names that we believe are material to our business and which are registered with the United States Patent and Trademark Office including “Swift” and “Monfort” derivative tradenames and “Miller Blue Ribbon Beef”. We have also registered “Swift” and “Monfort” derivative trademarks in most of the foreign countries to which we sell our products. Currently, we have a number of patent applications and trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, we attempt to protect our unregistered trademarks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements, and other laws and methods of protection.

Competition

The beef and pork processing industries are highly competitive. Competition exists both in the purchase of live cattle and hogs, as well as in the sale of beef and pork products. Our products compete with a large number of other protein sources, including chicken, turkey, and seafood, but our principal competition comes from other beef and pork processors, including Tyson Foods, Inc., Smithfield Foods, Inc., and Cargill, Inc. Management believes that the principal competitive factors in the beef and pork processing industries are price, quality, food safety, product distribution, and brand loyalty.

Regulation and Environmental Matters

Our operations are subject to extensive regulation by the United States Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the United States Environmental Protection Agency (“EPA”), and other state, local, and foreign authorities regarding the processing, packaging, storage, distribution, advertising, and labeling of our products, including food safety standards. We have historically and will continue to work closely with the USDA and any regulatory agencies to ensure that our operations comply with all applicable food safety laws and regulations.

Wastewater, storm water, and air discharges from our operations are subject to extensive regulation by the EPA and other state and local authorities. Our Australian operations also are subject to extensive regulation by the Australian Quarantine Inspection Service and other Australian state and local authorities. We believe that we currently are in substantial compliance with all governmental laws and regulations and maintain all material permits and licenses relating to our operations. We are not aware of any significant violations of such laws and regulations that are likely to result in material penalties or pending changes in such laws or regulations that are likely to result in material increases in operating costs. In addition, the EPA has adopted revisions to the effluent limitations guidelines and standards for the meat processing industry. These regulatory changes affecting the red meat processing industry wastewater discharges are expected to require us to incur approximately $24 million in capital and operating expenses during the next five years, including $5 million and $6 million for the fiscal years ending in 2007 and 2008, respectively.

Our domestic operations are subject to the Packers and Stockyards Act of 1921. This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires us to make payment for our livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, unless otherwise agreed to by our livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the Packers and Stockyards Act, we must hold our cash livestock purchases in trust for our livestock suppliers until they have received full payment of the cash purchase price. We maintain bonds in the aggregate amount of approximately $48 million to secure our payment obligations to our livestock suppliers.

Between June 30, 2002 and July 19, 2002, we voluntarily recalled approximately 19 million pounds of beef trim and fresh and frozen ground beef products produced between April 12, 2002 and July 11, 2002 at our Greeley, Colorado facility that may have been contaminated with E. coli O157:H7 (“E.coli”). This was the first pathogen-related recall that we had experienced since 1996. The Centers for Disease Control and Prevention (“CDC”) associated cases of E. coli illnesses with the consumption of these beef products. According to the USDA, between 1997 and 2003, our industry experienced 234 pathogen-related recalls and 91 E. coli related recalls. The total recall costs associated with the return, destruction, and replacement of affected products and any advertising or announcements necessary to effect the recall were approximately $5.0 million. Through September 18, 2002, we expensed approximately $3.4 million of costs directly related to the product recall. Amounts related to the recall costs incurred prior to the Transaction, together with an accrual for estimated recall costs expected to be incurred after the Transaction, were reflected as expenses that reduced the adjusted net book value of the Acquired Business, thereby reducing the purchase price paid for the Acquired Business. ConAgra Foods agreed to reimburse us to the extent the recall costs incurred after the Transaction exceeded the accrual. As of May 28, 2006 we have a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represent additional claims from customers seeking reimbursement for recall related costs. As our costs have not exceeded our deductible under our product recall insurance policy, we have not recorded any insurance receivable and we expect no reimbursement under our policy. ConAgra Foods has further agreed to indemnify us for liabilities, costs, and expenses that we may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall.

Immediately following the recall, we began working in coordination with our customers to quickly and efficiently effect the recall. In addition, we continue to work cooperatively with the USDA. Subsequent to the recall, order cancellations were immaterial. Further, Swift Beef’s largest customers of grinds and muscle cuts have continued to order product from us at levels consistent with their historical patterns. As a proactive measure, Swift Operating’s management team expanded its testing procedures in all of Swift Beef’s processing plants and, immediately following the recall, began 100% lot testing of all trimmings destined for raw products. Following our implementation of voluntary trimming testing in November 2002, the USDA issued a directive requiring all producers of raw beef products to reassess their Hazard Analysis Critical Control Points (“HACCP”) plans in light of the USDA’s determination that E. coli contamination is a food safety hazard reasonably likely to occur in the production process.

We occasionally receive notices from regulatory authorities and others asserting that we are not in compliance with specified laws and regulations. In some instances, litigation ensues, including the matters discussed in Note 9, “Legal Proceedings” of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Employees

As of May 28, 2006, we had approximately 20,200 employees, including 9,600 employees in Swift Beef, 5,600 in Swift Pork and 5,000 in Swift Australia. We consider relations with our employees to be good. Approximately 9,500 employees at our United States facilities are represented by labor organizations and work under collective bargaining agreements expiring between 2006 and 2010. Approximately 4,500 employees at our Australia plants are parties to Awards of Enterprise or Certified Agreements between various labor organizations and Swift Australia.

Where You Can Find More Information

We maintain an internet web site at www.swiftbrands.com. The information on this site does not form a part of this Form 10-K. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”). These reports may be inspected, without charge, at the offices of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such materials may also be obtained by mail at prescribed rates from the Public Reference Room of the SEC at that address. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of such materials may also be obtained from the web site that the SEC maintains at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations, and cash flows.

If our products become contaminated, we may be subject to product liability claims and product recalls that would adversely affect our business.

Our beef and pork products have in the past been, and may in the future be, exposed to contamination by organisms that may produce foodborne illnesses. These organisms are generally found in the environment and, as a result, there is a risk that they could be present in our products. For example, E. coli is one of many foodborne bacteria commonly associated with beef products. Once contaminated products have been shipped for distribution, illness or death may result if the products are not properly prepared prior to consumption or if the pathogens are not eliminated in further processing. We may be subject to significant liability if the consumption of any of our products causes injury, illness, or death and have in the past recalled, and may in the future recall, products in the event of contamination or damage. For example, between June 30 and July 19, 2002, we voluntarily recalled approximately 19 million pounds of fresh and frozen ground beef products that may have been contaminated with E. coli. The Centers for Disease Control and Prevention has associated cases of E. coli illnesses with the consumption of these beef products. We may encounter the same risks if a third party tampers with our products. Contamination of our products also may create adverse publicity that could negatively affect our business, reputation, prospects, financial condition, results of operations, and cash flows.

Outbreaks of disease affecting livestock can adversely affect our business.

An outbreak of disease affecting livestock, such as bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or “BSE”) or foot-and-mouth, could result in restrictions on sales of products to our customers or purchases of livestock from our suppliers. Also, outbreaks of these diseases or concerns of such disease, whether or not resulting in regulatory action, can lead to cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on consumer demand and, as a result, on our results of operations. In December 2003, the USDA reported the first confirmed case of BSE in the United States. Following the announcement, substantially all international export markets banned the import of US beef. Canada also confirmed its first case of BSE in 2003 which the USDA responded to by closing the US border to imports of live cattle from Canada. As a result, cattle supplies declined and negatively impacted the processing at our facilities. The US currently imports cattle 30 months of age or younger from Canada, and Mexico reopened its borders to US beef in April 2004. As of May 28, 2006, 21 countries were still closed to US beef. However, the late June 2005 announcement by the USDA of a second confirmed case of BSE in the US followed by a third confirmed case in March 2006 has led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close. We recorded a charge to earnings totaling $43.0 million in the third quarter of fiscal year 2004 due to the direct and indirect market impacts of the closure of the international borders as a result of the first BSE incident.

Our substantial debt could adversely affect our business.

We have a significant amount of debt. As of May 28, 2006, we had total outstanding debt of $826.8 million (inclusive of the debt discount applicable to our $259.8 million of 10 1/8% senior notes), including capital lease obligations of $18.1 million, $276.3 million of secured debt, $150.0 million of debt that is subordinate to our 10 1/8% senior notes, and $111.1 million of 11% senior notes. In addition, we had $22.6 million of outstanding letters of credit and $251.1 million of senior debt available for borrowing under our revolving credit facility. The indenture governing our senior notes restricts, but does not prohibit, us from refinancing the $150.0 million of senior subordinated notes with debt that is pari passu with the senior notes.

Our substantial debt could:

•	make it difficult for us to satisfy our obligations including making interest payments on our debt obligations;

•	limit our ability to obtain additional financing to operate our business;

•	require us to dedicate a substantial portion of our cash flow to payments on our debt reducing our ability to use our cash flow to fund working capital, capital expenditures, and other general corporate requirements;

•	limit our flexibility to plan for and react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage relative to some of our competitors that have less debt; and

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates, changes in cattle and hog prices, or a downturn in our business or the economy.

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

The senior credit facilities and the indentures governing our senior notes and senior subordinated notes contain, among other things, covenants that may restrict our and our subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The indentures and the senior credit facilities restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur additional indebtedness or issue guarantees;

•	create liens on our assets;

•	pay dividends on or redeem capital stock;

•	make certain investments;

•	make restricted payments;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	issue or distribute capital stock of our subsidiaries;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions;

•	engage in certain business activities; and

•	engage in mergers, consolidations, and certain dispositions of assets.

Our ability to meet our obligations under our indebtedness depends on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to pay dividends or advance or repay funds to us.

We are a holding company with no operations of our own. Consequently, our ability to service our debt and pay dividends is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no legal obligation to pay any amounts to us, whether by dividends, loans, advances, or other payments. The ability of our subsidiaries to pay dividends and make other payments to us depends on their earnings, capital requirements, and general financial conditions and is restricted by, among other things, applicable corporate and other laws and regulations, the provisions of the senior credit facilities, the indentures, and, in the future, other agreements to which our subsidiaries may be a party.

Our margins may be negatively impacted by fluctuating raw material costs and selling prices and other factors that are outside of our control.

Our margins are dependent on the price at which our beef and pork products can be sold and the price we pay for our raw materials, among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for beef and pork and the market for other protein products such as poultry and fish. For example, following the discovery of Avian Flu in the Asian poultry production regions and the US poultry flocks during our fiscal 2004 and the closure of markets to US beef exports since the initial December 2003 BSE discovery, we have experienced improved selling prices and margins for our Australian beef and US pork production into these export markets. As of May 28, 2006, 21 countries were still closed to US beef. However, the late June 2005 announcement and the March 2006 announcement by the USDA of the second and third confirmed cases of BSE in the US have led to further uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close. On July 27, 2006, Japan announced it would resume importing some US beef, restricted to cattle 20 months or younger from approved US processing plants. When Korea reopens, there will likely be significant restrictions on the age of the animal and nature of the product which will qualify for export. Such restrictions likely will negatively impact regaining significant market share or margins in the near term. Also, this disruption of historical competition has resulted in tremendous volatility in the US livestock markets.

The supply and market price of the livestock that constitute our principal raw material and represent the substantial majority of our cost of goods sold are dependent upon a variety of factors over which we have little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed, weather, and livestock diseases.

We generally do not have long-term sales arrangements with our customers and, as a result, the prices at which we sell products to them are determined in large part by market forces. A significant decrease in beef or pork product prices for a sustained period of time could have a material adverse effect on our revenues and, unless our input costs and other costs correspondingly decrease, on our operating margins. For example, our margins for fiscal year 2006 were adversely impacted by continued high livestock prices and periods where such livestock costs exceeded the revenues which could be generated by the finished goods.

Severe price swings in raw materials, and the resultant impact on the prices we charge for our products have at times had, and may in the future have, material adverse effects on our financial condition, results of operations, and cash flows. If we experience increased costs, we may not be able to pass them along to our customers. We employ a number of strategies to attempt to reduce this risk, including forward purchase and sale agreements, futures, and options but these strategies cannot and do not eliminate these risks. US beef margins were negatively affected by the loss of export markets as approximately 15% of the historical revenue derived from the cattle was generated from sales of beef by-products, many of which have a substantially lower value in the domestic market. US livestock raw material prices have not declined sufficiently to absorb this revenue loss. For further discussion of the risks associated with commodity prices and hedging, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Market Risk Disclosures.

We are subject to extensive governmental regulations and our noncompliance with or changes in these regulations could adversely affect our business, financial condition, results of operations and cash flows.

Our operations are subject to extensive regulation and oversight by the FDA, the USDA, the EPA, and other state, local, and foreign authorities regarding the processing, packaging, labeling, storage, distribution, and advertising of our products. Food safety standards, processes, and procedures are subject to the USDA Hazard Analysis Critical Control Point (HACCP) program which includes compliance with the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Wastewater, storm water, and air discharges from our operations are subject to extensive regulations by the EPA and other state and local authorities. Our facilities for processing beef, pork, and lamb are subject to a variety of federal, state and local laws relating to the health and safety of our employees through the Occupational Health and Safety Administration (OSHA). Our Australian operations also are subject to extensive regulation by the Australian Quarantine Inspection Service (AQIS) and other state, local, and foreign authorities. Additionally, we are routinely affected by new or amended laws, regulations, and accounting standards. Our failure to comply with applicable laws and regulations or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand or acquiring new businesses, as well as possibly subjecting us to administrative penalties, damages, injunctive relief, fines, injunctions, recalls of our products, or seizure of our properties as well as potential criminal sanctions, any of which could significantly adversely effect our financial results.

Our international operations expose us to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.

For the fiscal year ended May 28, 2006, exports accounted for approximately 22% of our total net sales, primarily to Japan, Mexico, Korea, Canada, Taiwan, and China. Our international activities expose us to risks not faced by companies that limit themselves to United States and Australian markets. One significant risk is that the international operations may be affected by tariffs, other trade protection measures, and import or export licensing requirements. For example, in May 2004, the Mexican government initiated an industry-wide anti-dumping investigation against imports of certain pork products from the United States during calendar year 2003 which was subsequently dismissed. However, results of such an investigation could negatively impact the tariffs we are required to pay on our exports of products to foreign countries.

Other risks associated with our international activities include:

•	changes in foreign currency exchange rates and hyperinflation in the foreign countries in which we operate;

•	exchange controls;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets; and

•	potentially negative consequences from changes in regulatory requirements.

An occurrence of any of these events could negatively impact our results of operations and our ability to transact business in existing or developing markets.

For example, in December 2003, the USDA reported the first confirmed case of BSE in the United States. Following the announcement, substantially all international export markets banned the import of US beef. Mexico reopened its borders on a limited basis to US beef from cattle younger than 30 months of age in April 2004. As of May 28, 2006, 21 countries were still closed to US beef, including Japan, Korea and other countries which had represented 53% of our export sales for our fiscal year 2004 until December 2003. We recorded a charge to earnings totaling $43.0 million in fiscal year 2004 due to the direct and indirect market impacts of the closure of international borders as a result of the first BSE incident. The late June 2005 and March 2006 announcement by the USDA of the second and third confirmed cases of BSE in the US has led to further uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

On July 27, 2006, Japan announced it would resume importing some US beef, restricted to cattle 20 months or younger from approved US processing plants. When Korea reopens, there could be significant restrictions on the age of the animal and nature of the products which will qualify for export. Such restrictions could negatively impact regaining significant market share or margins in the near term.

Failure to successfully implement our business strategy may impede our plans to increase revenues and cash flow.

Our revenues, margins, and cash flows will not increase as planned if we fail to implement the key elements of our strategy. For example, if we are not successful in increasing our operational efficiencies, we risk losing market share to more able competitors. Also, if we are unable to grow our key account base across our sales channels and fail to deliver innovative products and solutions to our customers, we may limit our sales opportunities and increase our exposure to market forces over which we have little or no control.

Compliance with environmental regulations may result in significant costs and failure to comply with environmental regulations may result in civil as well as criminal penalties, liability for damages and negative publicity.

Our operations are subject to extensive and increasingly stringent regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences for us including criminal as well as civil and administrative penalties and negative publicity. We have incurred, and will continue to incur, significant capital and operating expenditures to maintain compliance with these laws and regulations. Additional environmental requirements imposed in the future could require currently unanticipated investigations, assessments, or expenditures and may require us to incur significant additional costs. As the nature of these potential future charges is unknown, management is not able to estimate the magnitude of any future costs and we have not accrued any reserve for any potential future costs.

Some of our facilities have been in operation for many years. During that time, we and previous owners of these facilities have generated and disposed of wastes that are or may be considered hazardous or may have polluted the soil or groundwater at our facilities including adjacent properties. Discovery of previously unknown contamination of property underlying or in the vicinity of our present or former properties or manufacturing facilities and/or waste disposal sites could require us to incur material unforeseen expenses. Occurrences of any of these events may have a material adverse affect on our business, financial condition, results of operations, and cash flows.

Changes in consumer preferences could adversely affect our business.

The food industry in general is subject to changing consumer trends, demands, and preferences. Our products compete with other protein sources, such as chicken, and other foods. Trends within the food industry change often and our failure to anticipate, identify, or react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products and could have a material adverse effect on our business, financial condition, results of operations, and cash flows. For example, the closure of international borders to the import of US beef and US poultry during our fiscal 2004 resulted in sustained increased demand for US pork exports and beef from our Australian business. In addition, US consumers’ interest in pork remained consistently strong throughout the year. However, in fiscal 2006, pork demand returned to more historical patterns based on seasonality. At this time, we are not able to assess whether or when foreign borders may reopen and when existing open markets may close.

The sales of our beef and pork products are subject to seasonal variations and, as a result, our quarterly operating results may fluctuate.

Both the beef and pork industries are characterized by prices that change based on seasonal consumption patterns. The highest periods of demand for our products are usually the summer barbecue season for beef and the winter months for pork. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. During recent years, however, the disruption of US beef exports has contributed to an increase in the international demand for US pork to a more “year-round”, rather than seasonal pattern. However, in our fiscal 2006 pork demand has returned to more historical patterns based on seasonality. We are not able to determine with certainty the drivers of changes in consumption.

Our performance depends on continued access to a stable workforce and on favorable labor relations with our employees. Any deterioration of those relations or increase in labor costs could adversely affect our business.

We have approximately 20,200 employees worldwide. Approximately 9,500 employees at our United States facilities are represented by labor organizations and collective bargaining agreements. Approximately 4,500 employees at our Australian facilities are parties to Awards of Enterprise or Certified Agreements between various labor organizations and Swift Australia. Any significant increase in labor costs, deterioration of employee relations, slowdowns, or work stoppages at any of our locations, whether due to union activities, employee turnover, changes in availability of qualified production workers or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

For example, on October 9, 2005, the US Supreme Court issued an opinion which may have an impact on all meatpacking companies, including us, in future periods. The Court ruled that certain workers are entitled to compensation for the time spent walking from the point where they put on their specialized personal protective equipment until they arrive at their daily workstations on the production line and the time from their work stations to the point where they take off their equipment at the end of each work shift. We have not been notified of any demands for damages for time periods prior to October 9, 2005 or adjustments to payroll practices for periods after such date although the United Food & Commercial Workers Union has indicated it wishes to include the impact of this court ruling in future labor discussions.

Our business could be materially adversely affected as a result of war or acts of terrorism.

Acts of war or acts of terrorism may cause damage or disruption to our employees, facilities, customers, partners, suppliers, and distributors which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Such acts may also cause damage or disruption to transportation and communication systems and our ability to manage logistics effectively.

ITEM 2.	PROPERTIES

In addition to our owned beef and pork processing and lamb slaughter facilities described below, we lease our corporate headquarters building in Greeley, Colorado; our five distribution facilities located in Florida, Nebraska, Arizona, Colorado, and Texas; our sales offices in the US, Korea, Japan, Mexico, Hong Kong, China, and Taiwan; and our distribution centers and warehouses in Australia. We also own our distribution facilities in Hawaii and Delaware. The processing facility locations and capacity (based on current operating configurations and USDA limitations) are shown in the tables below:

Swift Beef

		Daily
		Processing
Location	Type	Capacity

Grand Island, Nebraska	Fed Cattle Processing	5,600
Cactus, Texas	Fed Cattle Processing	5,300
Greeley, Colorado	Fed Cattle Processing	2,750
Hyrum, Utah	Fed Cattle Processing	2,200
Greeley, Colorado	Lamb Slaughtering	4,000

Swift Pork

		Daily
		Processing
Location	Type	Capacity

Marshalltown, Iowa	Pork Processing	17,200
Worthington, Minnesota	Pork Processing	17,200
Louisville, Kentucky	Pork Processing	10,000
Santa Fe Springs, California	Value-Added Processing	N/A

Swift Australia

		Daily
		Processing
Location	Type	Capacity
Dinmore	Grass-fed Cattle Processing	3,350
Townsville	Grass-fed Cattle Processing	900
Rockhampton	Grass-fed Cattle Processing	650
Beef City	Grain-fed Cattle Processing	865
Beef City	Feedlot	N/A
Prime City	Feedlot	N/A
Caroona	Feedlot	N/A
Mungindi	Feedlot	N/A

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 9, “Legal Proceedings” to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of Swift Holdings or Swift Operating. As of May 28, 2006, S&C Holdco 2, Inc. was the only stockholder of Swift Holdings and Swift Holdings was the only stockholder of Swift Operating.

In September 2004, Swift Operating paid a cash dividend of $121.4 million to Swift Holdings and Swift Holdings paid a cash dividend in this amount to S&C Holdco 2, Inc. This dividend was subsequently distributed to our former ultimate parent, Former Swift Foods, to fund a portion of the purchase price for the Call Option described in Item 1. Business.

In March 2005, Swift Operating paid a cash dividend of $93.7 million to Swift Holdings out of the net proceeds contributed to it from the $105.0 million of senior notes issued by Swift Holdings in March 2005 as described under Item 7. Management’s Discussion of Financial Condition and Results of Operations — Liquidity and Capital Resources and Swift Holdings declared and paid a cash dividend of this amount to S&C Holdco 2, Inc. The March 2005 dividend was subsequently distributed to the holders of Swift Foods common stock. Due to financial covenant restrictions contained in the indentures governing the senior notes and senior subordinated notes previously issued by Swift Operating, Swift Operating was restricted from paying a dividend of the full net proceeds it received from the Swift Holdings’ senior notes offering.

The Board of Directors of Swift Operating authorized the payment of a dividend of $6.8 million during the thirteen weeks ended May 29, 2005 to be paid in the thirteen weeks ended August 28, 2005, in connection with the departure of its former chief executive officer and president. The authorization resulted in a reduction of retained earnings of $6.8 million in fiscal 2005. The dividend was subsequently distributed to Swift Foods to fund Swift Foods’ repurchase of Swift Foods’ common stock and certain options held by the former chief executive officer and president.

During the thirteen weeks ended November 27, 2005, a dividend of $0.4 million was declared and paid by Swift Operating to Swift Foods to fund debt interest payments on Swift Foods’ convertible senior subordinated notes.

Any payment of additional future dividends and the amounts thereof will be dependent upon our earnings, fiscal requirements, financial covenants in our debt instruments, and other factors deemed relevant by our board of directors. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Senior Credit Facilities.

Neither Swift Holdings nor Swift Operating issued any of its equity securities in connection with an equity compensation plan. For information regarding securities authorized for issuance under Swift Foods’ equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.	SELECTED FINANCIAL DATA

GAAP requires our operating results prior to the Transaction (the periods prior to September 19, 2002) to be reported as the results of the ConAgra Red Meat Business (the “Predecessor”) in the selected financial data. Our operating results subsequent to the Transaction are presented as the “Successor’s” results in the selected financial data and include the 249 days from September 19, 2002 through May 25, 2003 and the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006.

The following table sets forth selected financial data of the ConAgra Red Meat Business on a combined basis at the dates and for the periods indicated. The combined statement of earnings data for the 115 days ended September 18, 2002, fiscal year ended May 26, 2002, and the combined balance sheet data as of May 26, 2002 were derived from the ConAgra Red Meat Business audited combined financial statements which are not included in this Form 10-K.

The financial statements of the ConAgra Red Meat Business include the results of ConAgra Foods’ domestic beef and pork businesses, Australia Meat Holding Pty. Ltd. and other entities that were historically operated by ConAgra Foods as an integrated business, which included a domestic cattle feeding operation and other assets, and insignificant businesses that we did not acquire and liabilities that we did not assume in the Transaction. The financial data for the Successor set forth below represents the results of only those entities and operations within the ConAgra Red Meat Business that we actually acquired in the Transaction.

The selected statement of earnings data for the 249 days ended May 25, 2003 and the balance sheet data at May 25, 2003 and May 30, 2004 were derived from our audited consolidated financial statements and accompanying notes which are not included in this Form 10-K. The selected statement of earnings data for fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006 and the balance sheet data at May 29, 2005 and May 28, 2006 were derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. The results of operations for any partial fiscal year period or for the periods presented for the Predecessor or Successor are not necessarily indicative of the results of operations to be expected for other periods or for the full fiscal year.

The amounts for all periods presented exclude the operating results related to the Australian meat patty manufacturing business as well as the food and related products distribution business, known collectively as FJ Walker Foods (“FJ Walker”). The sale of FJ Walker was completed in April 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the operating results of FJ Walker have been treated as discontinued operations in our consolidated statements of earnings for all periods presented. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12, “Divestiture of Non-Strategic Assets” of the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K for further discussion of the FJ Walker disposition.

On May 26, 2006, we completed the sale of our non-fed cattle business, including our operating plant assets in Omaha, Nebraska and idled Nampa, Idaho assets, to XL Foods, Inc. Due to our significant continuing involvement with the non-fed processing facilities through a raw material supply agreement, the operating results related to these plants for all periods presented have been reflected in continuing operations.

You should read the selected financial data set forth below in conjunction with, and the data is qualified by reference to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

	Fiscal Year Ended(a)		Fiscal Year Ended(a)
		115 Days Ended	249 Days Ended
	May 26,	September 18,	May 25,	May 30,	May 29,	May 28,
	2002	2002	2003	2004	2005	2006
	Predecessor	Predecessor	Successor	Successor	Successor	Successor
	(In thousands)		(In thousands)
Statement of Earnings Data:
Net sales	$8,195,922	$2,597,315	$5,526,062	$9,436,160	$9,669,102	$9,350,027
Cost of goods sold	7,896,961	2,515,729	5,362,412	9,165,466	9,452,637	9,267,419

Gross profit	298,961	81,586	163,650	270,694	216,465	82,608
Income (loss) from continuing operations before income taxes	115,299	26,591	57,658	62,408	(777)	(182,946)
Cash Flow Data:
Cash flows related to:
Operating activities	$270,870	$2,328	$102,900	$79,171	$90,054	$(70,291)
Investing activities	(22,222)	(7,494)	(839,377)	(59,658)	20,808	(20,331)
Financing activities	(250,612)	9,203	765,514	15,241	(132,455)	61,964
Other Financial Data:
EBITDA(b)(c)	$181,657	$47,582	$156,742	$220,121	$162,985	$5,719
Capital expenditures	56,527	8,842	43,917	62,058	51,398	54,053

	May 26,	May 25,	May 30,	May 29,	May 28,
	2002	2003	2004	2005	2006
	Predecessor	Successor	Successor	Successor	Successor
	(In thousands)	(In thousands)
Balance Sheet Data
Total assets	$1,649,793	$1,592,014	$1,697,687	$1,640,774	$1,530,241
Long-term debt	12,912	619,946	632,269	693,524	824,984
Total debt	13,123	624,253	636,508	745,006	826,786

(a)	The ConAgra Red Meat Business’ fiscal year ends on the last Sunday in May. The 2002 fiscal year ended May 26, 2002. Our fiscal year ends on the last Sunday in May. The 2003 fiscal year ended May 25, 2003; the 2004 fiscal year ended May 30, 2004; the 2005 fiscal year ended May 29, 2005 and the 2006 fiscal year ended May 28, 2006. Fiscal years 2002, 2003, 2005, and 2006 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

(b)	EBITDA represents earnings before interest, income taxes, depreciation, and amortization. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an alternative to cash flow or operating income (as measured by GAAP). We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage, and liquidity. Since EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry.

(c)	The following table sets forth a reconciliation of income from continuing operations before income taxes to EBITDA (in thousands):

	Fiscal Year	115 Days	249 Days	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended	Ended
	May 26,	September 18,	May 25,	May 30,	May 29,	May 28,
	2002	2002	2003	2004	2005	2006
	Predecessor	Predecessor	Successor	Successor	Successor	Successor
Income (loss) from continuing operations before income taxes	$115,299	$26,591	$57,658	$62,408	$(777)	$(182,946)
Interest expense, net(i)	—	—	48,465	73,446	80,229	87,538
Depreciation, amortization and goodwill impairment charges (ii)	66,358	20,991	50,619	84,267	83,533	101,127

EBITDA	$181,657	$47,582	$156,742	$220,121	$162,985	$5,719

(i)	Includes amortization of deferred financing costs and accretion of bond discount of $4,072 and $1,703, respectively, for the 249 days ended May 25, 2003, $6,594 and $2,537, respectively, for the fiscal year ended May 30, 2004, $14,448 and $2,500, respectively, for the fiscal year ended May 29, 2005, and $5,933 and $2,542, respectively, for the fiscal year ended May 28, 2006.

(ii)	The years ended May 29, 2005 and May 28, 2006 include goodwill impairment charges of $1.0 million and $21.1 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. Selected Financial Data and the financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. Those statements in this Item 7 that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Forward-Looking Information”.

Overview

The ConAgra Red Meat Business, Swift Food Company’s predecessor, was developed through a series of acquisitions made by ConAgra Foods in the late 1980s and early 1990s. E.A. Miller Enterprises Inc. and Monfort Inc. were both acquired in 1987 to form the foundation of the current domestic beef company. ConAgra Foods acquired Swift Independent Packing Co. during the late 1980s in two separate transactions that formed the foundation of the current domestic pork business. Finally, the Australian operations were acquired in three separate transactions during the 1990s. Since the time of the first acquisition, the ConAgra Red Meat Business was operated as a division of ConAgra Foods until September 18, 2002.

Historically, the domestic cattle feeding operations were wholly owned by the ConAgra Red Meat Business. Substantially all of the sales from those operations were made to our domestic beef processing facilities. In connection with the Transaction, a subsidiary of Swift Foods Company acquired the domestic cattle feeding operations that were historically included in the domestic beef business. As part of the Transaction, we entered into an agreement with the entity that acquired the domestic cattle feeding operations under which it continued to supply cattle to Swift Beef consistent with past practices. This agreement terminated on September 19, 2004 and on September 24, 2004, the entity that acquired the domestic cattle feeding operations tendered the common stock of that entity back to ConAgra Foods in full settlement of all outstanding obligations. Swift Beef believes that sufficient supplies of cattle exist to meet its current and future needs.

In April 2005, our Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”), was sold in two related transactions to OSI International Foods (Australia) Pty. Ltd., a wholly owned subsidiary of US-based OSI Group, LLC, and McKey Distribution Pty. Ltd., a wholly owned subsidiary of US-based Keystone Foods, Inc. FJ Walker was reflected as a component of our Swift Australia segment and the consolidated operating results in prior filings. In accordance with GAAP, the operating results related to FJ Walker have been treated as discontinued operations for all periods presented.

On May 26, 2006, we completed the sale of our non-fed cattle business, including our operating plant assets in Omaha, Nebraska and idled Nampa, Idaho assets, to XL Foods, Inc. Due to our significant continuing involvement with the non-fed processing facilities through a raw material supply agreement, the operating results related to these plants for all periods presented have been reflected in continuing operations.

Supplemental Financial Data

The following supplemental financial data is provided to assist in understanding our operating results. EBITDA represents earnings before interest, income taxes, depreciation, and amortization. EBITDA is not intended to represent cash from operations as defined by GAAP and should not be considered as an alternative to cash flow or operating income as measured by GAAP. We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage, and liquidity. However, since EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry.

The following table sets forth the reconciliation of EBITDA to total income (loss) from continuing operations before income taxes for the periods presented (in thousands):

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 29, 2005	May 28, 2006

EBITDA
Swift Beef	$(3,007)	$(18,896)
Swift Pork	20,199	15,164
Swift Australia	26,482	8,095
Corporate and Other	(5)	—

Total	43,669	4,363
Interest expense, net	(28,722)	(23,744)
Depreciation and amortization	(21,380)	(19,641)
Goodwill impairment charges	(1,028)	(21,137)

Total loss from continuing operations before income taxes — GAAP	$(7,461)	$(60,159)

Results of Continuing Operations

Our fiscal year is the 52 or 53-week period ending on the last Sunday in May. Our financial statements include activity from the fiscal year ended May 28, 2006 (52 weeks), May 29, 2005 (52 weeks), and May 30, 2004 (53 weeks).

Comparative amounts discussed below exclude the results of the FJ Walker division disposed of in April 2005 which has been reflected as discontinued operations for all periods presented. See Note 12, “Divestiture of Non-Strategic Assets,” found in Item 8. Financial Statements and Supplementary Data of our consolidated financial statements for further discussion of discontinued operations.

On May 26, 2006, we completed the sale of our non-fed cattle business, including our operating plant assets in Omaha, Nebraska and idled Nampa, Idaho assets, to XL Foods, Inc. Due to our significant continuing involvement with the non-fed processing facilities through a raw material supply agreement, the operating results related to these plants for all periods presented have been reflected in continuing operations. See Note 12, “Divestiture of Non-Strategic Assets”, found in Item 8. Financial Statements and Supplementary Data of our consolidated financial statements for further discussion.

Fiscal Year Ended May 28, 2006 Compared to Fiscal Year Ended May 29, 2005

Net Sales.  Net sales for the fiscal year ended May 28, 2006 decreased $319.1 million, or 3.3%, as compared to the fiscal year ended May 29, 2005, primarily reflecting 10.1% lower selling prices for Swift Pork on 2.7% higher volumes, combined with lower Swift Beef sales as a result of 1.0% higher selling prices more than offset by a 1.4% reduction in sales volumes, and 1.1% higher prices on 7.6% lower volumes for Swift Australia, largely in the grass-fed operations. Included in the Australian increase in selling prices is the benefit of an increase in the Australian dollar to US dollar exchange rate of approximately 0.5% as compared to the prior fiscal year.

Cost of Goods Sold.  Cost of goods sold decreased $185.2 million, or 2.0%, for the fiscal year ended May 28, 2006 as compared to the fiscal year ended May 29, 2005 primarily due to 3.5% lower overall raw material costs partially offset by nominally higher company-wide volumes. US beef industry cattle prices continued at levels which did not reflect the sales value of the offal, variety meats, and other products formerly sold into export markets. The Australian dollar to US dollar exchange rate increase of approximately 0.5% unfavorably impacted cost of goods sold in the current fiscal year as compared to the prior fiscal year.

Gross Margin Percentages.  Gross margin percentages (gross profit as a percent of net sales) were 0.9% for the fiscal year ended May 28, 2006 as compared to 2.2% for the prior fiscal year. Gross margin percentage decreases occurred in Swift Pork and Swift Australia and were relatively flat between the two years for Swift Beef. Swift Pork gross margin percentage declines were attributable to lower sales prices on nominally higher volumes which were not offset by lower livestock prices. Swift Australia gross margin percentage declines were attributable to higher sales prices on lower volumes more than offset by higher livestock prices concentrated largely in the grass fed operations.

Selling, General, and Administrative.  Selling, general, and administrative expenses were $156.9 million for the fiscal year ended May 28, 2006 as compared to $136.4 million for the fiscal year ended May 29, 2005. These expenses increased by $20.5 million, or 15.0%, primarily related to increases in wages and headcount as staffing levels in certain critical areas were increased, professional services attributable to our efforts at achieving compliance with Sarbanes-Oxley section 404, and consulting costs related primarily to process improvement initiatives and customer facing programs.

Goodwill Impairment Charges.  Our results were impacted by a goodwill impairment charge of $21.1 million in the fiscal year ended May 28, 2006 as our annual goodwill recoverability test indicated that the goodwill of the Swift Australia segment was impaired. Our fiscal year 2005 results were impacted by a goodwill impairment charge of $1.0 million as our annual goodwill recoverability test indicated that the goodwill of the Swift Beef segment was impaired.

Interest Expense.  Interest expense for the fiscal year ended May 28, 2006 was $87.5 million as compared to $80.2 million for the fiscal year ended May 29, 2005. Interest expense relating to the senior notes due 2010 issued by Swift Holdings on March 11, 2005 increased $9.6 million as the result of a full year versus a partial year of interest for the fiscal years ended May 28, 2006 and May 29, 2005, respectively. There was also an increase in interest expense of $2.1 million in the current year related to increased borrowings under our credit agreement driven by operational declines. Also impacting interest expense was a $2.7 million loss in fair value of a fixed to variable rate interest rate swap recorded in the fiscal year ended May 28, 2006, while the fiscal year ended May 29, 2005 included a $1.6 million gain on the same item. In May 2005, as a result of debt refinancing, we recorded a charge to expense of $7.1 million related to previously recorded debt issuance costs.

Income Taxes.  For the fiscal year ended May 28, 2006, our effective tax rate was approximately 29.2% as compared to the unusual tax rate for the fiscal year ended May 29, 2005. The difference is due to the 2005 tax benefit of $13.8 million resulting from an election under applicable Australian tax law that permitted a one-time step-up in the tax basis of certain assets. In addition, the 2006 tax expense included increases in our valuation allowance and the deferred tax liability on unremitted earnings.

Fiscal Year Ended May 29, 2005 Compared to Fiscal Year Ended May 30, 2004

Net Sales.  Net sales for the fiscal year ended May 29, 2005 increased $232.9 million, or 2%, as compared to the net sales for the fiscal year ended May 30, 2004 due to higher selling prices partially offset by a 6% decrease in sales volumes. A portion of this volume decline is attributed to the inclusion of 53 operating weeks’ production in fiscal 2004, while fiscal 2005 included 52 operating weeks. In addition, Australia’s results benefited from a 5% increase in average Australian dollar to US dollar currency translation rates as compared to the prior fiscal year.

Cost of Goods Sold.  Cost of goods sold increased $287.2 million, or 3%, for the fiscal year ended May 29, 2005 as compared to the fiscal year ended May 30, 2004. The increase resulted from higher livestock costs partially driven by a 5% increase in average Australian dollar to US dollar currency translation rates as compared to the prior fiscal year, partially offset by a 6% decrease in volumes between the two periods. A portion of this volume decline is attributed to the inclusion of 53 operating weeks’ production in fiscal 2004, while fiscal 2005 included 52 operating weeks. In addition, in the comparative prior year we recorded a $43.0 million charge related to the direct and indirect costs incurred following the December 23, 2003 identification of the first-ever US case of BSE in a single dairy cow and resultant closure of foreign borders to US beef exports.

Gross Margin Percentages.  Gross margin percentages (gross profit as a percent of net sales) declined from 2.9% to 2.2% for the fiscal year ended May 29, 2005. The decline in gross margin as a percentage of sales was primarily due to the higher livestock costs which could not be supported by sales price increases primarily in the US segments as discussed in “Cost of Goods Sold” above. The imbalance between sales prices and livestock costs was primarily due to the continued closure of many export markets to US beef as well as the US border closure to imports of live Canadian cattle while allowing imports of Canadian boxed beef.

Selling, General, and Administrative.  Selling, general, and administrative expenses were $136.4 million for the fiscal year ended May 29, 2005 as compared to $134.0 million for the fiscal year ended May 30, 2004. These expenses increased by $2.4 million, or 2%, due to increases in employee related costs including costs related to the departure of our former CEO during the year, unrelated employee relocation and recruiting costs, professional service fees including accounting fees related to Sarbanes-Oxley compliance partially offset by lower depreciation expenses on fixed asset additions, lower management incentive accruals due to the performance of the US beef segment in fiscal year 2005, and the inclusion of one additional operating week in the prior year comparative period.

Interest Expense.  Interest expense for the fiscal year ended May 29, 2005 was $80.2 million as compared to $73.4 million for the fiscal year ended May 30, 2004 driven by the write-off of $7.1 million of existing debt issuance costs in connection with the refinancing of our senior credit facilities. For more information on interest expense see Note 5, “Long-term Debt and Loan Agreements” to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Translation (Gains) Losses.  Our results were impacted by a translation gain of $0.4 million and a loss of $0.8 million during the fiscal years ended May 29, 2005 and May 30, 2004, respectively. These gains and losses related to US dollar denominated intercompany borrowings by Swift Australia. During the second quarter ended November 23, 2003, we began a policy of entering into forward contracts to hedge our exposure on intercompany borrowings with our Australian subsidiary. Changes in fair value of these contracts have been recorded in the statement of earnings as an offset to translation gains or losses on intercompany borrowings.

Income Taxes.  The unusual tax rate for fiscal year 2005 as compared to the prior year was due to a 2005 tax benefit of $13.8 million resulting from a remeasurement of deferred tax liabilities due to an election under applicable Australian tax law that permitted a one-time step-up in the tax basis of certain assets.

Segment Information

Swift Operating is organized into three operating segments which are also Swift Operating’s reportable segments: Swift Beef, Swift Pork, and Swift Australia. Segment operating performance is evaluated by the Chief

Operating Decision Maker (“CODM”), as defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, based on EBITDA.

Swift Beef.  The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, Swift Beef also sells beef by-products to the variety meat, feed processing, fertilizer, and pet food industries. Cattle hides are sold for both domestic and international use, primarily to the clothing and automotive industries. US beef margins were negatively affected by the loss of export markets on December 23, 2003 as a result of the initial discovery of BSE in a single dairy cow in Washington state and resultant border closures as approximately 15% of the historical revenue derived from the animal were generated from export sales of beef and beef by-products, many of which have no domestic market. US livestock raw material prices have not declined sufficiently to absorb this revenue loss.

In August 2005, we closed our Nampa, Idaho non-fed cattle processing facility. The closure was due to continued difficulty of sourcing older non-fed cattle for slaughter in the Northwestern US and the uncertainty surrounding the opening of the US border to the importation of livestock older than 30 months of age from Canada. On May 26, 2006, we completed the sale of the idled Nampa, Idaho facility as well as the operating Omaha, Nebraska non-fed cattle processing facility. For further information regarding this transaction, see Note 12, “Divestiture of Non-Strategic Assets”, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Swift Pork.  A significant portion of Swift Pork’s revenues are generated from the sale of fresh pork products including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings are predominantly sold to further processors who, in turn, manufacture bacon, sausage and deli and luncheon meat. The remaining sales are derived from by-products and further-processed, higher-margin products. Swift Pork margins and volumes from exports have increased as a result of the Avian flu and BSE issues affecting US poultry and beef exports, respectively, over the past several years as pork has become a replacement source of protein for those consumers.

Swift Australia.  The majority of Swift Australia’s revenues are generated from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. Approximately 77% of the beef product sold by Swift Australia is derived from grass-fed animals. The remainder of Swift Australia’s beef products are derived from grain-fed animals that are sold primarily to Japan. Other sales are derived from our foods division, which produces value-added meat products including pizza toppings for pizzas. FJ Walker, the portion of the foods division that supplied meat patties to McDonalds, was sold in April 2005, and is reported as discontinued operations. See Note 12, “Divestiture of Non-Strategic Assets” to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K for further discussion of this transaction. Accordingly, the segment amounts for Swift Australia presented below have been adjusted to exclude the results of FJ Walker for all periods presented. The remaining sales of Swift Australia are derived from our wholesale business which sells and distributes boxed meat products to brokers and retailers who resell those products to end customers. Swift Australia’s margins and volumes for exports have increased as a result of the Avian flu and BSE issues affecting US poultry and beef exports, respectively, in the last year as Australian beef has become a replacement source of protein for those consumers.

Corporate and Other.  This line item includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process.

The following table presents segment results for the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006 (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005	May 28, 2006

Net Sales
Swift Beef	$5,998,913	$5,604,005	$5,579,021
Swift Pork	1,981,319	2,242,846	2,069,518
Swift Australia	1,490,791	1,870,890	1,744,919
Corporate and Other	(34,863)	(48,639)	(43,431)

Total	$9,436,160	$9,669,102	$9,350,027

Depreciation, Amortization, and Goodwill Impairment Charges(i)
Swift Beef	$51,028	$47,695	$43,903
Swift Pork	18,377	19,219	19,427
Swift Australia	14,862	16,619	37,797
Corporate and Other	—	—	—

Total	$84,267	$83,533	$101,127

EBITDA
Swift Beef	$44,656	$(65,132)	$(97,082)
Swift Pork	132,619	122,091	73,336
Swift Australia	42,891	106,044	29,465
Corporate and Other	(45)	(18)	—

Total	220,121	162,985	5,719

Depreciation, amortization, and goodwill impairment charges(i)	(84,267)	(83,533)	(101,127)
Interest expense, net	(73,446)	(80,229)	(87,538)

Total income (loss) from continuing operations before income taxes	$62,408	$(777)	$(182,946)

(i)	The years ended May 29, 2005 and May 28, 2006 include goodwill impairment charges of $1.0 million and $21.1 million related to the Swift Beef and Australia segments, respectively.

See Note 10, “Business Segments”, of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K for total assets by segment information.

Fiscal Year Ended May 28, 2006 Compared to Fiscal Year Ended May 29, 2005

Swift Beef

Net Sales.  Net sales of Swift Beef were $5,579.0 million for the fiscal year ended May 28, 2006 as compared to $5,604.0 million for the fiscal year ended May 29, 2005. The sales decrease of $25.0 million, or 0.4%, reflects 1.0% higher selling prices on 1.4% lower volumes reflecting continued sales pressure on beef versus other lower priced proteins such as pork and poultry in the US markets. While we successfully transferred a portion of our non-fed business from our Nampa, Idaho facility to our Omaha, Nebraska facility, an additional driver of the sales decline is attributable to the closure of the Nampa facility in August 2005.

Depreciation & Amortization.  Depreciation and amortization of Swift Beef was $43.9 million for the fiscal year ended May 28, 2006 as compared to $47.7 million for the fiscal year ended May 29, 2005. The decrease of $3.8 million, or 8.0%, resulted from a goodwill impairment of $1.0 million recorded in the prior fiscal year, lower depreciation in the current fiscal year of approximately $1.2 million related to the disposition of the Omaha and Nampa facilities (See Note 12, “Divestiture of Non-Strategic Assets”), combined with the impact of assets becoming fully depreciated as compared to assets placed in service.

EBITDA.  EBITDA of Swift Beef was $(97.1) million for the fiscal year ended May 28, 2006 as compared to $(65.1) million for the fiscal year ended May 29, 2005. The decrease in EBITDA was $32.0 million, which reflected a 0.4% decrease in net sales made up of 1.0% higher prices on a 1.4% reduction in volumes, with nominally higher raw material costs per unit partially offsetting the 1.0% increase in selling prices per unit. Significant increases in freight and utilities driven by higher year over year fuel prices and wages coupled with higher year over year selling, general, and administrative costs, principally in professional fees, contributed to the lower EBITDA performance in the current fiscal year. In addition, US live cattle prices continued at levels which did not reflect the reduction in sales value of the offal and variety meats items formerly sold into export markets.

Gross Margin Percentages.  Gross margin percentages (gross profit as a percent of net sales) were flat as compared to the prior year at (1%) for the fiscal years end May 29, 2006 and May 28, 2005. The negative gross margins reflect the above mentioned loss of export markets and continued high prices for raw materials, more than offsetting the higher selling prices for finished boxed beef products.

Swift Pork

Net Sales.  Net sales of Swift Pork were $2,069.5 million for the fiscal year ended May 28, 2006 as compared to $2,242.8 million for the fiscal year ended May 29, 2005. The decrease of $173.3 million, or 7.7%, reflected 10.1% lower average selling prices on 2.7% higher volumes. Decreases in selling prices were partially attributable to the competition from lower priced alternate proteins (principally chicken) in the retail meat case, coupled with volatility in the pork markets caused by fluctuations in the livestock markets.

Depreciation & Amortization.  Depreciation and amortization of Swift Pork was $19.4 million for the fiscal year ended May 28, 2006 as compared to $19.2 million for the fiscal year ended May 29, 2005. The increase of $0.2 million, or 1.1%, resulted primarily from the depreciation recorded on assets placed in service, partially offset by the impact of assets fully depreciated during the period.

EBITDA.  EBITDA of Swift Pork was $73.3 million for the fiscal year ended May 28, 2006 as compared to $122.1 million for the fiscal year ended May 29, 2005. The decrease of $48.8 million, or 39.9%, resulted from a 2.7% increase in sales volume more than offset by substantially higher transportation and utility costs and a decrease in meat margin.

Gross Margin Percentages.  Gross margin percentages (gross profit as a percent of net sales) were 5% for the fiscal year ended May 28, 2006 and 7% for the fiscal year ended May 29, 2005. The decrease in gross margin percentage reflected a slight increase in cost of goods sold as compared to net sales. The decline in gross margin was due principally to a reduction in pricing benefits derived from our hog supply contracts compared to the prior year.

Swift Australia

Net Sales.  Net sales of Swift Australia were $1,744.9 million for the fiscal year ended May 28, 2006 as compared to $1,870.9 million for the fiscal year ended May 29, 2005. The decrease in net sales of $126.0 million, or 6.7%, primarily reflected a 1.1% increase in sales prices on a 7.6% decrease in volume. Sales price increases benefited from a 0.5% increase in the Australian dollar to US dollar exchange rate between the two periods. The decrease in net sales was mainly the result of volume declines in the grass-fed business due to weather conditions. The breeding area for herds is generally an area north of the Tropic of Capricorn, and this area has received average to above average rainfall which enables the livestock to remain on range feeding at relatively low cost. The slaughter facilities and feeding ranges are generally in areas south of the Tropic of Capricorn which has received below average rainfall leading to producers keeping the herd on pasture in the north and not migrating the herd to the south as usually occurs seasonally for final range feeding prior to slaughter.

Depreciation & Amortization.  Depreciation and amortization of Swift Australia was $37.8 million for the fiscal year ended May 28, 2006 as compared to $16.6 million for the fiscal year ended May 29, 2005. The increase of $21.2 million, resulted primarily from the recording of a goodwill impairment of $21.1 million in the current fiscal year. The remaining increase resulted from additions to property, plant, and equipment coupled with the effect of foreign exchange rate differences. The Australian dollar to US dollar exchange rate increased an average of 0.5% between the two periods.

EBITDA.  EBITDA of Swift Australia was $29.5 million for the fiscal year ended May 28, 2006 as compared to $106.0 million for the fiscal year ended May 29, 2005. The decrease of $76.5 million, or 72.2%, was a result of decreased gross margin principally in the grass-fed business due to higher livestock prices as a result of weather, coupled with lower volumes. In addition, 1.1% higher unit prices failed to offset 3.7% higher livestock prices between the two periods. Included in the increase in revenues and livestock prices is an average increase in the Australian dollar to US dollar exchange rate of 0.5% between the two periods.

Gross Margin Percentages.  Gross margin percentages (gross profit as a percent of net sales) decreased to 2% in the fiscal year ended May 28, 2006 as compared to 6% for the fiscal year ended May 29, 2005 due to increases in livestock costs primarily in the grass-fed business which more than offset sales price increases between the two periods.

Fiscal Year Ended May 29, 2005 Compared to Fiscal Year Ended May 30, 2004

Swift Beef

Net Sales.  Net sales of Swift Beef were $5,604.0 million for the 52-week fiscal year ended May 29, 2005 compared to $5,998.9 million for the 53-week fiscal year ended May 30, 2004. Net sales decreased $394.9 million, or 7%, due to continued depressed prices for beef by-products caused by the closure of foreign borders to US exports, and the decrease in total sales volume of approximately 13%, partially offset by substantially higher selling prices for boxed beef. Reduction in sales volume compared to prior year, which is partially due to one additional week in the fiscal 2004 results, was further compounded by the disruption in the industry caused by the market volatility following the December 23, 2003 BSE discovery. The sudden and total loss of export markets for beef and beef by-products eliminated approximately 15% of the sources of revenue, and livestock costs have not declined sufficiently to absorb this revenue loss. As a result, meatpackers with plants in the United States, including our Swift Beef segment, reduced production.

Depreciation & Amortization.  Depreciation and amortization of Swift Beef was $47.7 million for the fiscal year ended May 29, 2005 compared to $51.0 million for the fiscal year ended May 30, 2004. The decrease of $3.3 million, or 6%, resulted from assets becoming fully depreciated compared to depreciation on assets recently placed in service.

EBITDA.  EBITDA of Swift Beef was ($65.1) million for the fiscal year ended May 29, 2005 compared to $44.7 million for the fiscal year ended May 30, 2004. The decrease of $109.8 million resulted primarily from the impacts of the initial discovery of BSE in a single dairy cow in Washington State in December 2003. Compounding the decline is the spread between selling price and live cattle price and further negatively impacting segment performance were substantially higher transportation costs, increased diesel costs for company-owned tractor-trailers, and increased natural gas utility costs due to record high commodity markets, increased professional fees and selling expenses, as well as certain one-time employee exit costs related to the departure of our former CEO.

Gross Margin Percentages.  Gross margin percentages (gross profit as a percent of net sales) declined to (1%) as compared to 1% for the prior year. The decline was largely attributable to the increased operational costs associated with higher transportation costs, increased diesel costs for company owned tractor-trailers, and increased natural gas utility costs due to record high commodity markets coupled with a decline in the selling price versus cost of raw material margin during fiscal year 2005, as domestic cattle prices remained at high levels relative to the selling prices of the finished goods.

Swift Pork

Net Sales.  Net sales of Swift Pork were $2,242.8 million for the fiscal year ended May 29, 2005 compared to $1,981.3 million for the fiscal year ended May 30, 2004. The increase of $261.5 million, or 13%, resulted from a 10% increase in average selling price per pound partially offset by a 4% decrease in sales volume. Approximately half of this volume decline is attributed to the inclusion of 53 operating weeks’ production in fiscal 2004, compared to 52 operating weeks in fiscal 2005. Higher average selling prices were driven largely by competing prices for alternate proteins; however, these higher prices also slightly tempered the US consumer demand. In addition, while historically demand for pork had been seasonal, demand remained consistently strong during the entire fiscal year ended May 29, 2005.

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

Depreciation & Amortization.  Depreciation and amortization of Swift Australia was $16.6 million for the fiscal year ended May 29, 2005 compared to $14.9 million for the fiscal year ended May 30, 2004. The increase of $1.8 million, or 12%, was related to the effect of higher average Australian dollar to US dollar currency exchange rates on the fiscal year 2005 amounts as well as depreciation on assets recently placed in service. The Australian dollar to US dollar exchange rate increased an average 5% between the two periods.

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

Gross Margin Percentages.  Gross margin percentages (gross profit as a percent of net sales) increased to 6% for fiscal year 2005 versus 3% for the prior year largely due to increased selling prices which were only partially offset by increased raw material costs.

Liquidity and Capital Resources

Internal Sources of Liquidity

Our ongoing operations require the availability of funds to service debt, fund working capital needs, invest in our business, and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our revolving credit facility. As of May 28, 2006, we had working capital of $490.3 million compared to $448.4 million at May 29, 2005. The increase from 2005 is primarily due to a $50.0 million reclassification of revolver debt from short-term to long-term based on management’s analysis of expected cash flows through the fiscal year ending May 27, 2007.

We believe that cash on hand, cash flows from operations and availability under our revolving credit facility will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt, and fund capital expenditures. At May 28, 2006, we had capital projects in progress that will require approximately $16 million to complete. Capital spending for fiscal 2007 is expected to approximate $51 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities. During the fiscal year ended May 28, 2006 we made long-term debt repayments of $1.4 million.

Operating Activities.  Net cash used in operating activities totaled $70.3 million for the fiscal year ended May 28, 2006, as compared to cash provided of $90.1 million for the fiscal year ended May 29, 2005. The increase in cash used is due primarily to declining margins as a result of continued pressure from high raw material costs, increased costs for labor, utilities, transportation, professional fees, and selling expenses, as well as continued reduced value of certain US beef and US beef by-products due to loss of export markets. These resulted in a significant reduction in net income and therefore cash generated by operations.

Net cash provided by operating activities increased $10.9 million in 2005 compared to 2004. The increase was primarily due to cash changes in working capital and was partially offset by decreased income from operations.

Investing activities.  Cash used in investing activities totaled $20.3 million for the fiscal year ended May 28, 2006 as compared to cash provided of $20.8 million for the fiscal year ended May 29, 2005. The increase in cash used was primarily due to the difference in proceeds received from the disposition of the FJ Walker division of Swift Australia in fiscal 2005 and the proceeds received from the disposition of the Nampa, Idaho and Omaha, Nebraska non-fed cattle assets in fiscal 2006. The proceeds from the asset sale were slightly offset by a minimal increase in capital expenditures from fiscal 2005.

Cash provided by investing activities totaled $20.8 million in 2005 as compared to cash used of $59.7 million in 2004. The increase was primarily due to the cash payment received upon the disposition of the FJ Walker division of Swift Australia and was offset by reduced capital expenditures. Excluding FJ Walker disposition proceeds, cash used in investing activities was $48.3 million, which was used to construct or purchase property, plant, and equipment including the addition of a new boning line at our Worthington, Minnesota pork facility. These expenditures were partially offset by proceeds from sales of retired equipment.

Financing activities.  For the fiscal year ended May 28, 2006, cash provided by financing activities was $62.0 million as compared to cash used of $132.5 million for the fiscal year ended May 29, 2005. The increase in cash provided is partially a result of additional borrowing due to the 2006 fiscal year operating performance and a requirement to finance cash obligations for items such as capital investments and interest payments as well as the payment of a dividend of $6.8 million during the thirteen weeks ended August 28, 2005 in connection with the departure of our former chief executive officer and president.

For the fiscal year ended May 29, 2005, cash used in financing activities increased $147.7 million as compared to the fiscal year ended May 30, 2004. The increase is a result of the payment of dividends totaling $215.2 million, approximately $93.7 million of which was funded with the proceeds of our 11% senior notes issued in March 2005. Excluding these items, cash used in financing activities was $22.0 million for the fiscal year ended May 29, 2005 which is the result of changes in overdraft balances used to fund working capital requirements and the incurrence of $6.7 million of debt issuance costs in connection with the refinancing of the Senior Credit Facilities discussed below.

External Sources of Liquidity

Our primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue our business strategy. To finance our working capital needs, we utilize cash flow from operations and borrow from our existing revolving credit facility in addition to a combination of equity and long-term debt to finance non-current assets.

We have in place a revolving credit facility (expiring in May 2010) of $550.0 million of which $251.1 million was available for borrowing as of May 28, 2006 with major domestic and international banks. The interest rates for the revolving credit facility vary based on currency denominations, types of loans made under the facility, and borrowing availability. See “Senior Credit Facilities” below.

At May 28, 2006, we had $826.8 million of total debt outstanding as compared to $745.0 million as of May 29, 2005. The increase of $81.8 million is primarily related to additional borrowing on the revolving credit facility and $6.3 million of interest capitalized on the $105.0 million senior notes.

Our current revolving credit facility is secured by substantially all of our current assets, including cash, inventory, accounts receivable and all of our property, plant, and equipment. As a result, our future liquidity is dependent on maintaining adequate cash flows from operations as well as maintaining the credit quality of our underlying accounts receivable balances. Although not anticipated by our management, deterioration of the credit quality of accounts receivable could reduce the availability under our revolving credit facility.

We believe that available borrowings under our revolving credit facility, available cash, and internally generated funds will be sufficient to support our working capital, capital expenditures, and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory, and other factors beyond our control.

We project capital expenditures of approximately $51 million in the next fiscal year primarily related to plant expansion and production efficiency projects. Approximately half of our capital spending for the next fiscal year relates to growth and process improvement projects and the remaining half relates to major renewals and improvements of our facilities. We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility.

Senior Credit Facilities

On May 26, 2005, Swift Operating entered into an amended and restated $550.0 million five-year revolving credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates Swift Operating’s prior credit agreement dated as of September 19, 2002 as amended. The Amended Credit Agreement provides for a $550.0 million five-year revolving credit facility with a $125.0 million sublimit for the issuance of letters of credit and a $65.0 million sublimit for borrowings in Australian dollars by Swift Operating’s Australian subsidiaries, S&C Australia Holdco Pty. Ltd., and Australia Meat Holdings Pty. Ltd.

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

Availability.  Availability under the Amended Credit Agreement with respect to any borrower is subject to a borrowing base. The borrowing base for Swift Operating is determined on its and certain of its domestic wholly owned subsidiaries’ assets as described below. The borrowing base for the Australian borrowers is based on the borrowing base for Swift Operating plus a borrowing base based on the Australian borrowers’ and certain of their wholly owned subsidiaries’ assets. The borrowing base consists of percentages of a given company’s eligible accounts receivable, cash, inventory and supplies, and the lesser of a sublimit and percentages of their respective eligible equipment and real property, in each case, less certain eligibility, and availability reserves. At May 28, 2006, availability under the agreement was $251.1 million. Collateral availability supported by the borrowing base components was $613.9 million, which exceeded the facility commitments by $63.9 million.

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

Covenants.  The Amended Credit Agreement contains customary representations and warranties and a financial covenant that requires a minimum ratio of consolidated EBITDA to fixed charges (as such terms are defined in the Amended Credit Agreement) of 1.15 to 1.00 which is only tested if borrowing availability under the Amended Credit Agreement is less than $75.0 million. The Amended Credit Agreement also contains negative covenants that limit the ability of Swift Operating and its subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on property, revenue, or assets;

•	make certain loans or investments;

•	sell or dispose of assets;

•	pay certain dividends and other restricted payments;

•	prepay or cancel certain indebtedness;

•	dissolve, consolidate, merge, or acquire the business or assets of other entities;

•	enter into joint ventures other than certain permitted joint ventures or create certain other subsidiaries;

•	enter into new lines of business;

•	enter into certain transactions with affiliates and certain permitted joint ventures;

•	agree to restrictions on the ability of the subsidiaries to make dividends;

•	agree to enter into negative pledges in favor of any other creditor; and

•	enter into certain sale/leaseback transactions and operating leases.

The restrictions on the ability of Swift Operating and its subsidiaries to enter into capital lease obligations and sale and leaseback transactions, to make loans or investments, and to pay dividends and other restricted payments applies only when borrowing availability under the Amended Credit Agreement is less than $75.0 million.

The Amended Credit Agreement also contains customary events of default, including failure to perform or observe terms, covenants or agreements included in the Amended Credit Agreement, payment of defaults on other indebtedness, defaults on other indebtedness if the effect is to permit acceleration, entry of unsatisfied judgments or orders against a loan party or its subsidiaries, failure of any collateral document to create or maintain a priority lien, change of control and certain sales of the Australian borrowers, and certain events related to bankruptcy and insolvency or environmental matters. If an event of default occurs the lenders may, among other things, terminate their commitments, declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees, and exercise remedies under the collateral documents relating to the agreement.

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

Senior Notes due 2010

On March 11, 2005, Swift Holdings issued $105.0 million of 11.0% senior notes due 2010. The notes were issued with original issue discount and generated gross proceeds to Swift Holdings of $104.7 million. The senior notes will mature on March 11, 2010. Interest is payable semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2005 at the rate of 11.0% per annum if paid in cash. During the period ending on the earlier of November 1, 2006 or a qualified initial public offering by Swift Foods, Swift Holdings must pay cash interest on the senior notes to the extent Swift Operating has cash on hand and is permitted to dividend cash to Swift Holdings under Swift Operating’s debt instruments, with any unpaid interest to be paid in kind and capitalized. After this restricted period, interest may be paid in cash, capitalized, or a combination thereof at the option of Swift Holdings. If interest is paid in kind and capitalized and not paid in cash on the semi-annual due dates, the interest rate increases to 12.0%. The senior notes may be redeemed at the option of Swift Holdings at any time at the redemption price set forth in the indenture. Upon completion of a change in control, including an initial public offering by Swift Holdings’ indirect parent Swift Foods, the senior notes are mandatorily redeemable at the option of the holders at the redemption price set forth in the indenture. The senior notes are guaranteed by Swift Foods.

Senior Subordinated Notes

On September 19, 2002, Swift Operating issued $150.0 million aggregate principal amount of 12.5% senior subordinated notes due 2010 to ConAgra Foods. ConAgra Foods subsequently sold all $150.0 million aggregate principal amount of the senior subordinated notes in transactions exempt from the registration requirements of the Securities Act. The senior subordinated notes will mature on January 1, 2010. Interest on the senior subordinated notes is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2003. On January 14, 2004, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act for the senior subordinated notes. The senior subordinated notes may be redeemed at the option of Swift Operating at any time at the redemption price set forth in the indenture. The senior subordinated notes are guaranteed by Swift Holdings and all of Swift Operating’s domestic subsidiaries.

Swift Foods Convertible Senior Subordinated Notes due 2010

On March 11, 2005, Swift Foods issued $75.0 million of 10.25% convertible senior subordinated notes. The convertible notes will mature on March 11, 2010. Interest is payable semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2005 at the rate of 10.25% per annum, if paid in cash, or 11.25% per annum, if paid in kind and capitalized. The interest rate decreases to 6.00% following a qualified initial public offering by Swift Foods. During the period ending on the earlier of November 1, 2006 or a qualified initial public offering by Swift Foods, Swift Foods must pay cash interest to the extent Swift Operating has cash on hand and is permitted to dividend cash to Swift Holdings, and ultimately to Swift Foods, under Swift Operating’s debt instruments, with any unpaid interest to be paid in kind and capitalized. After a qualified initial public offering by

Swift Foods, interest must be paid in cash. The convertible notes are guaranteed by Swift Holdings. The notes are convertible into shares of Swift Foods common stock following an initial public offering by Swift Foods at the conversion rate set forth in the convertible notes indenture. The notes may be redeemed by Swift Foods in year five at the redemption price set forth in the indenture.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts, such as lease or debt agreements. The following is a summary of these obligations as of May 28, 2006 (in millions):

	Payments Due In Fiscal Year
							After
Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 5

Revolver	$276.3	$—	$—	$—	$276.3	$—	$—
Senior subordinated notes	150.0	—	—	—	150.0	—	—
Senior notes due 2009	268.0	—	—	—	268.0	—	—
Senior notes due 2010	111.3	—	—	—	111.3	—	—
Interest(1)	217.2	61.4	60.1	60.0	31.2	1.5	3.0
Operating leases	26.9	6.8	6.4	5.4	1.8	1.2	5.3
Capital lease obligations	18.1	1.6	1.4	1.6	1.7	1.7	10.1
Installment notes payable	11.5	0.2	0.2	0.7	0.8	0.8	8.8
Purchase obligations:
Livestock procurement(2)	3,536.8	692.2	650.4	580.6	531.1	419.9	662.6
Livestock feed procurement(3)	8.4	8.4	—	—	—	—	—
Other(4)	12.6	10.6	1.6	0.4	—	—	—
Monitoring and Oversight Agreement(5)	12.6	2.0	2.0	2.0	2.0	2.0	2.6

Total cash obligations	$4,649.7	$783.2	$722.1	$650.7	$1,374.2	$427.1	$692.4

(1)	Interest payments include only interest payments on fixed-rate and fixed-term debt, based on the expected payment dates. Our revolver borrowings bear interest at variable interest rates. Our revolving credit facility is variable-rate debt with a balance of $276.3 million and a weighted average interest rate of 7.24% at May 28, 2006.

(2)	Represents hog and cattle purchase agreements with certain hog and cattle producers. The number of animals that we will be obligated to purchase is based on minimum quantity commitments if existing, or management estimates based on past history for hog and cattle quantities. Due to the uncertainty of market prices at the time of purchase we have estimated market prices based on futures contracts for year one, and on historical averages for succeeding years.

(3)	Represents feed procurement agreements. Our Swift Australia segment has grain and commodity purchase contracts of up to twelve months in duration with which to supply its feedlot operations.

(4)	Includes certain obligations for capital expenditures and other insignificant purchase obligations.

(5)	Represents estimated payments due under the Monitoring and Oversight Agreement. See Note 7, “Related Party Transactions” of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

We have excluded from the above table amounts associated with operating leases having remaining noncancelable lease terms of one year or less.

Off Balance Sheet Arrangements

As of May 28, 2006, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Seasonality and Fluctuations in Quarterly Operating Results

Our quarterly operating results are influenced by seasonal factors in both the beef and pork industries. These factors impact the price that we pay for livestock as well as the ultimate price at which we sell our products.

In beef, the seasonal demand for beef products is highest in the summer and fall months as weather patterns permit more outdoor activities and there is typically an increased demand for higher value items that are grilled such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions, and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

The pork business has similar seasonal cycles but in different months. It takes an average 11 months from conception for a hog to reach market weight. Generally, sows are less productive in summer months resulting in fewer hogs available in the spring and early summer, which causes prices of hogs and boxed pork to rise, but production to fall. Historically, the highest demand for pork occurs from October to March, as hog availability and holiday occasions increase the demand for hams, tenderloins, and other higher value pork products. Following the December 23, 2003 BSE incident, exports of US pork increased as a result of international border closures to US beef exports. US consumer demand for pork also remained consistently strong. However, in fiscal 2006 pork demand returned to more historical patterns based on seasonality.

Critical Accounting Policies and Estimates

“Critical accounting policies” are defined as those that are both most important to the portrayal of a company’s financial condition and results and that require our most difficult, subjective, or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for the application of our judgment. In certain circumstances, however, the preparation of our consolidated financial statements in conformity with GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 2, “Basis of Presentation and Accounting Policies” of Item 8. Financial Statements and Supplementary Data for a detailed discussion of these and other accounting policies.

  Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable balance based on a general analysis of past due receivables, and a specific analysis on certain customers we believe will be unable to meet their financial obligations due to economic conditions, industry-specific conditions, historical or anticipated performance, and other relevant circumstances. We continuously perform credit evaluations and reviews over our customer base. We believe this process effectively addresses our exposure to bad debt write-offs, however, if circumstances related to changes in the economy, industry, or customer conditions change we may need to subsequently adjust our allowance for doubtful accounts.

  Inventory Valuation

Inventories consist primarily of product, livestock, and supplies. Product inventories are considered commodities and carrying values are based on quoted commodity prices which approximate net realizable value less cost to complete. Livestock and supply inventories are valued on the basis of the lower of first-in, first-out cost or market. Costs capitalized into livestock inventory include cost of livestock, direct materials, supplies, and feed. Management reviews inventory balances and purchase commitments to determine if inventories can be sold at amounts equal to or greater than their carrying amounts. If actual results differ from management expectations with respect to the selling of inventories at amounts equal to or greater than their carrying amounts, we would be required to adjust our inventory balances accordingly.

  Depreciation

Property, plant, and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets ranging from 5-40 years.

  Revenue Recognition

Our revenue recognition policies are based on the guidance in SAB No. 104, Revenue Recognition in Financial Statements. Revenue on product sales is recognized when title and risk of loss are transferred to customers (upon delivery based on the terms of sale), when the price is fixed or determinable, and when collectibility is reasonably assured.

  Accounting for Income Taxes

We operate in multiple tax jurisdictions, both within and outside the United States. In order to determine our tax provision, we allocate income to each of these jurisdictions based on applicable tax laws. Because tax laws vary by jurisdiction and are subject to interpretation, we must make various judgments and estimates in determining the allocations. Tax audits associated with the allocation of this income and other complex tax issues may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. While we believe that we have appropriately provided for income taxes for all years, the resolution of tax audits may result in significant adjustments to our tax provision and the associated financial results.

As of May 28, 2006, we have considered accumulated earnings of certain foreign subsidiaries of approximately $46 million, to be indefinitely reinvested. Such earnings would be subject to US taxation if repatriated to the US. The amount of unrecognized tax liability associated with the permanently reinvested cumulative undistributed earnings is approximately $13.6 million. Should we decide to repatriate such earnings or change our assumption about indefinite reinvestment in the future, the related taxes would be charged to earnings at that time. Furthermore, we have not accrued deferred taxes on the currency translation adjustment component of equity relating to investments in foreign subsidiaries existing at the time of the Transaction.

At the date of the Transaction, we inherited a carryover tax basis from our predecessor. The predecessor is under examination by taxing authorities which may result in changes to our tax basis. Adjustments to tax basis would require us to adjust our purchase accounting for the Transaction pursuant to EITF No. 93 -7, Uncertainties Related to Income Taxes in a Purchase Business Combination (“EITF No. 93-7”) and may have an impact on our financial position and results of operations.

At the date of the Transaction, we acquired approximately $93.0 million of previously taxed income related to certain foreign subsidiaries. We have the ability to make certain tax elections to repatriate these earnings tax free. Therefore, we have accrued a deferred tax liability of $13.5 million related to foreign currency translation gains on the previously taxed income since the date of the Transaction.

Our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are subject to tax. Future changes in US or international tax laws could affect the continued realization of the tax benefit we are currently receiving. In addition, a change in the mix of our income among tax jurisdictions could change our overall effective tax rate.

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

  Stock-Based Compensation

We account for our employee stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We recognize compensation expense for stock options granted over their vesting period at their fair value determined using the Black-Scholes-Merton option pricing model. We use certain assumptions such as the risk-free interest rate, and expected remaining life of options granted, in calculating the compensation expense to be recorded.

  Foreign Currency

The acquisition of the Australian subsidiaries was financed, in part, with borrowings from our US-based lenders, including use of our revolving line of credit. The funds invested in Australia are denominated in US dollars and as such are subject to market price volatility related to the periodic translation of assets and liabilities into our reporting currency. Such translation gains and losses are reflected in the other comprehensive income component of equity when related to long-term investments and intercompany borrowings which were the source of the original investment. Periodic borrowings in excess of the amount used to finance the acquisition are subject to revaluation with the resultant translation gains or losses reflected in the statements of earnings contained in our financial statements herein. We evaluate foreign currency exposure on an ongoing basis and may determine the need to utilize derivatives to mitigate our exposure to foreign currency movement in future periods. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Self Insurance

We are self-insured and purchase insurance policies with deductibles for certain losses relating to worker’s compensation, general liability, and employee medical and dental benefits. We purchase stop-loss coverage in order to reduce our exposure to any significant levels of certain claims. Self-insured losses are accrued based upon management’s estimates and periodic third party actuarial reports of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and our historical experiences. We have recorded a prepaid asset with an offsetting liability to reflect the amounts estimated as due for claims incurred and accrued but not yet paid to the claimant by the third party insurance company.

  Goodwill and Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We obtain independent evaluations of our goodwill and other indefinite-lived assets annually to test for impairment. For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s net book value to determine if any impairment exists. We evaluate goodwill and other intangible assets using a fair-value based approach annually at fiscal year end unless a triggering event occurs. If this testing indicates an impairment of a reporting unit, the goodwill or intangible asset of that reporting unit is written down to its estimated fair value. At the end of fiscal year 2005, the results of our annual goodwill recoverability test indicated that the goodwill of the Swift Beef segment was impaired and goodwill totaling $1.0 million was expensed. In addition, $3.7 million of goodwill was expensed in fiscal 2005 as a result of the sale of FJ Walker. At fiscal year ended 2006, the results of our annual goodwill recoverability test indicated that the goodwill of the Swift Australia segment was impaired and goodwill totaling $21.1 million was expensed.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123(R) requires all companies to measure compensation for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of earnings. Generally, SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method of transition. Private companies, as defined in

SFAS No. 123(R), who used the minimum value method, are required to use the “prospective” method, wherein compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date. We have determined that we will use the “prospective” method to recognize compensation expense. We currently use the Black-Scholes-Merton option pricing model to measure the fair value of stock options granted to our employees. We previously adopted the fair value recognition provisions of SFAS No. 123, prospectively for all stock options issued to employees on or after May 31, 2004. We adopted SFAS No. 123(R) on May 29, 2006, the beginning of our 2007 fiscal year. The adoption of SFAS No. 123(R) did not have a material impact on our financial position, results of operations, or cash flows.

In November 2005, the FASB issued Staff Position, or FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP No. 123R-3”). We have elected to adopt the alternative transition method provided in FSP No. 123R-3, effective May 29, 2006, for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). There was no impact on the APIC pool upon the May 29, 2006 adoption of SFAS No. 123(R) as there has been no exercise of stock options.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 did not have a material impact on our financial position, results of operations, or cash flows.

In March 2005, the FASB issued FASB Interpretation Number 47, Accounting for Conditional Asset Retirement Obligations and Interpretation of SFAS No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Our asset retirement obligations relate to clean-up, removal, or replacement activities and related costs for “in-place” exposures only when those exposures are moved or modified, such as during renovations of our facilities. These in-place exposures include asbestos, refrigerants, wastewater, oil, lubricants, and other contaminants common in manufacturing environments. Under existing regulations, we are not required to remove these exposures and there are no plans or expectations of plans to undertake a renovation that would require removal of the asbestos nor remediation of the other in place exposures at this time. The facilities are expected to be maintained and repaired by activities that will not result in the removal or disruption of these in place exposures. As a result, there is an indeterminate settlement date for these asset retirement obligations because the range of time over which we may incur these liabilities is unknown and cannot be estimated. Therefore, we cannot reasonably estimate the fair value of this liability. The provisions of FIN 47 are effective for accounting for conditional asset retirement obligations no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required; early adoption is encouraged. We adopted FIN 47 on May 28, 2006, the end of our fiscal year. The adoption of FIN 47 did not have a material impact on our financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a Replacement of APB Opinion No. 20 and SFAS Statement No. 3 (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without change, the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. We adopted SFAS No. 154 on May 29, 2006. The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

In June 2005, FASB’s Derivatives Implementation Group (“DIG”) issued Statement 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“DIG B38”). We adopted DIG B38 effective February 27, 2006 (the first day of the first fiscal quarter beginning after December 15, 2005). In accordance with DIG B38, the call and put options within the senior notes due 2010, the senior notes due 2009, and the senior subordinated notes were deemed to be derivatives.

In June 2005, DIG issued Statement 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“DIG B39”). We adopted DIG B39 effective February 27, 2006 (the first day of the first fiscal quarter beginning after December 15, 2005). In accordance with DIG B39, since we have the unilateral ability to exercise the call options related to the senior notes due 2010, the senior notes due 2009, and the senior subordinated notes, the derivative is not subject to paragraph 13(b) of SFAS No. 133 and therefore does not require bifurcation of the embedded derivative from the host debt agreement. Furthermore, we have evaluated the put options embedded in the senior notes due 2010 and 2009, and the senior subordinated notes and have concluded they do not require bifurcation from the host debt agreement.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). This statement nullifies the FASB’s Derivatives Implementation Group Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the application of bifurcation requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits qualifying special-purpose entities to hold passive derivative financial instruments that pertain to beneficial interests that are, or contain, a derivative financial instrument. SFAS No. 155 further provides the following:

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

This statement should be applied to all instruments acquired, issued, or subject to a remeasurement event and is effective for the first fiscal year that begins after September 15, 2006, but earlier adoption is permitted. This pronouncement will be effective for us for fiscal year 2008. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operations, or cash flows.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 also requires expanded disclosure with respect to the uncertainty incumbent in calculating income taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, of FIN 48 on our financial position, results of operations, and cash flows.

  Income Taxes

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes three provisions that may impact our effective tax rate. The first provision provides a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA, at an effective tax cost of 5.25% on any such repatriated foreign earnings. Due to our acquisition of previously taxed income, we did not repatriate earnings under AJCA. The second provision allows manufacturing concerns to take a new deduction; subject to limitation, equal to a portion of their manufacturing gross receipts. This deduction is currently not available to us due to the existence of our net operating loss carryforward position.

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

Market Risk Disclosures

The principal market risks affecting our business are exposures related to changes in commodity prices, foreign exchange rates, and interest rates. We attempt to mitigate these exposures by entering into various hedging transactions which are intended to decrease the volatility of earnings and cash flows associated with the changes in the applicable rates and prices.

The following table provides the fair value of our open derivative instruments (in thousands):

	May 29, 2005	May 28, 2006

Fair Value:
Cattle and hogs	$6,838	$1,782
Energy	(527)	—
Foreign currency	(152)	192
Interest rate swap	(1,664)	(2,638)

Total	$4,495	$(664)

Fair value for all derivatives was determined using quoted market prices. The decrease in fair value of cattle and hog derivative positions from fiscal year 2005 to fiscal 2006 was due to market volatility in the livestock futures markets.

Commodity Risk

We require various raw materials in our operations, including cattle, hogs, and energy such as natural gas, electricity, and diesel fuel, which are all considered commodities. We consider these raw materials generally available from a number of different sources and believe we can obtain them to meet our requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control such as economic and political conditions, supply and demand, weather, governmental regulation, and other circumstances. We generally hedge these commodities when and to the extent management determines conditions are appropriate. While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.

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

  Cattle and Hogs

We purchase cattle and hogs for use in our processing businesses. The commodity price risk associated with these activities can be hedged by selling or buying the underlying commodity or by using an appropriate commodity derivative instrument. We typically utilize exchange-traded futures and options as well as non-exchange-traded derivatives, in which case we monitor the amount of associated counterparty credit risk. We also enter into livestock forward purchase contracts in order to establish margins on sales we have agreed to make, but have not yet delivered upon. These contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Accordingly, changes in the market values of these contracts are recognized immediately as unrealized income or expense in the statements of earnings each period as fluctuations in the fair value of the contracts change with the change in the underlying value of the commodity. As we deliver on our sales and the related livestock forward contracts are closed, the unrealized income or expense is reversed and the actual transaction is realized. Therefore, on any given day, our reported operating results can be impacted from the non-cash gain or loss due to the accounting for these contracts.

As of May 28, 2006, we had firm contracts to purchase approximately 42% of our anticipated need for cattle and hogs and we had derivative positions for less than 1% of our anticipated need for cattle and hogs.

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

Gains and losses from energy derivatives are recognized in the statements of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. Due to world oil market volatility during the last half of fiscal year 2005 and fiscal year 2006, our natural gas positions failed correlation under SFAS No. 133 and have been marked to market during the fiscal years ending May 29, 2005 and May 28, 2006. Total amounts recognized in the statements of earnings for natural gas derivatives were approximately a $0.5 million loss and a $2.1 million gain in the fiscal year ended May 29, 2005 and the fiscal year ended May 28, 2006, respectively. As of May 28, 2006, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel, and we held no derivative positions related to our annual needs for either commodity.

Subsequent to May 28, 2006 we entered into a series of fixed price gas supply contracts for up to 30% of our anticipated monthly needs at prices ranging from $5.52 to $8.33 per MMBTU in order to provide a degree of certainty with respect to our utility costs for the upcoming year.

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

Gains and losses from foreign currency derivatives are recognized in the statements of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For fiscal years ended May 29, 2005 and May 28, 2006, our foreign currency positions qualify for hedge accounting in accordance with SFAS No. 133. The ineffective component, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.

Interest Rate Risk

We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks.

In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior notes in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. An amount of $2.7 million associated with the change in market value and cash interest expense for the fiscal year ended May 28, 2006 is recorded within interest expense on the statement of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.

We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed-rate and variable-rate debt and reviewing other business and financial risks. As of May 28, 2006, the fair value of our floating rate debt was $287.9 million. A 100 basis point change in short-term rates would result in increased or decreased interest expense of approximately $2.9 million.

Sensitivity Analysis

The following sensitivity analysis reflects the estimated impact of a hypothetical 10% decrease in the fair value of applicable commodity prices, foreign exchange rates and interest rates and excludes the underlying items that are being hedged (in thousands):

	May 29, 2005	May 28, 2006

Fair Value:
Cattle and hogs	$6,838	$1,782
Energy	(527)	—
Foreign currency	(152)	192
Interest rate swap	(1,664)	(2,638)

Total	$4,495	$(664)

Estimated Fair Value Volatility (−10%)
Cattle and hogs	$(9,895)	$(14,562)
Energy	(1,020)	—
Foreign currency	(21,555)	(18,183)
Interest rate swap	(687)	(2,041)

Total	$(33,157)	$(34,786)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in this report.

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

The following table sets forth certain information concerning the directors and executive officers of Swift Holdings and Swift Operating as of the date of this Form 10-K.

Name	Age	Position(s)

Sam B. Rovit	48	President, Chief Executive Officer, and Director
Dennis R. Henley	60	Chief Operating Officer
John R. Keir	60	Chief Executive Officer of S&C Australia Holdco Pty. Ltd.
Martin J. Dooley	45	Executive Vice President, Margin Management
Ted A. Miller	48	Executive Vice President, Operations
Kevin C. Yost	40	Executive Vice President, Customers & Supply Chain
Dan V. Halstrom	44	Senior Vice President and General Manager, International Sales
William R. McClellan	48	Senior Vice President and General Manager, Foodservice Sales
Jayaraman (Rajan) Nagarajan	50	Senior Vice President, Chief Information Officer
Michael E. Rempe	50	Senior Vice President and General Manager, Processor Sales
John W. Shandley	49	Senior Vice President, Human Resources
William G. Trupkiewicz	42	Senior Vice President, Chief Accounting Officer, Corporate Controller, and Acting Chief Financial Officer
Matthew D. Wineinger	40	Senior Vice President and General Manager, Retail Sales & Marketing
Donald F. Wiseman	60	Senior Vice President, General Counsel, and Secretary
George N. Gillett, Jr.	68	Chairman of the Board and Director
Joe Colonnetta, Jr.	44	Director
Edward Herring	36	Director
Michael D. Kelly	59	Director
Kate S. Lavelle	41	Director
John R. Muse	55	Director

A brief biography of each director and executive officer follows:

Sam B. Rovit became the President and Chief Executive Officer of Swift Holdings, Swift Operating, and the Parent Company Entities in July 2005. Prior to joining Swift, he was a partner at Bain & Company, a management consulting firm. He joined Bain in 1988 and was elected to partnership in 1995. Mr. Rovit’s experience includes mergers and acquisitions, corporate strategy, value improvement programs, and turnarounds. Mr. Rovit is also the author of numerous articles and books. His most recent works have been published by the Wall Street Journal, MIT/Sloan Review, and Harvard Business School Press. He currently serves as a director of the McJunkin Corporation, a privately held corporation.

Dennis R. Henley became the Chief Operating Officer of Swift Holdings, Swift Operating, and the Parent Company Entities in May 2005. He has been President, North American Red Meats of Swift Operating since October 2002. From 1993 to September 2002, Mr. Henley was employed in various capacities at Swift & Company, the former pork processing operations of ConAgra Foods. From February 1999 to September 2002, Mr. Henley was employed as President and Chief Operating Officer of Swift & Company. From 1996 to 1998, Mr. Henley was employed as Executive Vice President of Operations and Product Management with Swift & Company. From 1994 to 1996, Mr. Henley was Senior Vice President of Product Management and from 1993 to 1994, acted as Vice President of Product Management of Swift & Company.

John R. Keir became the Chief Executive Officer of S&C Australia Holdco Pty. Ltd. and its subsidiaries in July 2006. Prior to that time, he served as Joint Chief Executive Officer of S&C Australia Holdco Pty. Ltd. since June 2001. From December 1990 to June 2001, Mr. Keir was the General Manager of Livestock for Australia Meat Holdings Pty. Ltd.

Martin J. Dooley became the Executive Vice President, Margin Management of Swift Holdings, Swift Operating, and the Parent Company Entities in May 2006. From November 2004 to May 2006, Mr. Dooley was employed as Vice President, Margin Management and was responsible for cattle and hog procurement, beef and pork pricing, and risk management. From September 2002 to November 2004, Mr. Dooley was employed as Vice President, Processor Sales, Beef and Pork. From 1983 to 2002, Mr. Dooley was employed in various capacities at Swift & Company, the former pork processing operations of ConAgra Foods. From 1998 to 2002, he was Vice President Processor Sales and Risk Management, Pork. From 1993 to 1998, Mr. Dooley was Vice President Processor Sales, Pork. Prior to 1993, he was employed in various positions in product management and sales for Swift Pork.

Ted A. Miller became the Executive Vice President, Operations of Swift Holdings, Swift Operating, and the Parent Company Entities in May 2006. In August of 2005, Mr. Miller was appointed Vice President of Beef Business Operations (Swift Operating, North American Red Meats Division). Mr. Miller has been President of EA Miller (a business unit of Swift Operating, North American Red Meats) since November 2002. From 1988 to September 2002, Mr. Miller was employed as President of EA Miller, a subsidiary of ConAgra Beef Company. Prior to his appointment as President, he served as Controller of EA Miller. He has served as Treasurer, Vice President, and President and is currently serving as Chairman of the Board of the National Meat Association.

Kevin C. Yost became Executive Vice President, Customers & Supply Chain for Swift Holdings, Swift Operating, and the Parent Company Entities in May 2006. Mr. Yost is responsible for domestic and international sales channels, supply chain, marketing, and research & development groups. Mr. Yost joined Swift Holdings and Swift Operating as Vice President, Marketing and Business Development in September 2002. In September 2003, he was promoted to Vice President, North American Food Processing. In April 2005, he was promoted to Vice President/General Manager, Customer and Business Solutions. From April 2000 to September 2002, Mr. Yost was employed as VP, Marketing for ConAgra Foods. Previously, he served from 1994 through 2000 in various executive positions with the National Cattlemen’s Beef Association. Prior to 1994, he was a consultant in business development and research for ABG Consulting, Inc.

Dan V. Halstrom became the Senior Vice President and General Manager, International Sales of Swift Holdings, Swift Operating, and the Parent Company Entities in May 2006. Mr. Halstrom held the position of Vice President and General Manager, International Sales of Swift Operating from September 2002 until May 2006. From August 1998 to September 2002, Mr. Halstrom was employed as Vice President of ConAgra Refrigerated Foods International, responsible for international sales. From 1987 to 1998, Mr. Halstrom was Export Manager for Monfort, Inc. Since joining Swift & Company, the former pork processing operations of ConAgra Foods, in 1983 and until 1987, Mr. Halstrom served Swift & Company in various capacities. Mr. Halstrom has also served on the Executive Committee of the United States Meat Export Federation since 2000 and is scheduled to become Chairman in 2008.

William R. McClellan became the Senior Vice President and General Manager of Foodservice Sales for Swift Holdings, Swift Operating, and the Parent Company Entities in May 2006. Mr. McClellan served as Vice President and General Manager of Foodservice Sales from April 2005 until May 2006. From the period of July 2004 to April 2005, he was the Vice President of Customer Development & Foodservice Sales for Swift Operating. Prior to joining Swift Operating, Mr. McClellan was the Vice President/General Manager of Louis Kemp Seafood Co., a subsidiary of ConAgra Refrigerated Foods from July 2000 to July 2004. Mr. McClellan was with Tyson Seafood Group, an operating company of Tyson Foods, as Vice President of Sales & Marketing from October 1997 to July of 1999, prior to joining ConAgra Foods. From 1987 to 1997, Mr. McClellan was a General Manager at Heinz.

Jayaraman (Rajan) Nagarajan joined Swift Holdings, Swift Operating, and the Parent Company Entities as Senior Vice President and Chief Information Officer in March 2006. Prior to joining Swift, Mr. Nagarajan was Chief Executive Officer and Managing Partner of Kria Consulting Company between 2003 and 2006. Between 2000 and 2003, he was the Senior Vice President and Chief Information Officer at Philips Medical Systems and Vice President and Chief Information Officer at Kellogg Company. He spent over 14 years at Ford Motor Company in various capacities.

Michael E. Rempe became the Senior Vice President and General Manager, Processor Sales for Swift Holdings, Swift Operating, and the Parent Company Entities in May 2006. Mr. Rempe served as Vice President and General Manager, Processor Sales from March 2005 until May 2006. From September 2002 to March 2005 he was the Vice President of Manufactured Products for Swift Operating. From 2000 to September 2002, Mr. Rempe was the Vice President of Manufactured Products for the ConAgra Red Meat Company. Prior to joining ConAgra, Mr. Rempe was with Cargill Meat Solutions for 10 years in various executive positions.

John W. Shandley became the Senior Vice President, Human Resources for Swift Holdings, Swift Operating, and the Parent Company Entities in May 2006. Mr. Shandley served as Vice President, Human Resources from September 2002 until May 2006. From April 2000 to September 2002, Mr. Shandley was employed as Vice President of Human Resources of ConAgra Beef Company. From 1986 to April 2000, Mr. Shandley was employed at Nestle, U.S.A where he was a Director of Human Resources.

William G. Trupkiewicz became Acting Chief Financial Officer of Swift Holdings, Swift Operating, and the Parent Company Entities effective February 20, 2006. Mr. Trupkiewicz became the Senior Vice President, Corporate Controller and Chief Accounting Officer in May 2006. Mr. Trupkiewicz has served as Swift Holdings’ and Swift Operating’s Vice President, Corporate Controller and Chief Accounting Officer from September 2002 until May 2006. He has been employed by Swift and its predecessor companies in various senior finance and accounting positions since October 1994. From June 1993 until October 1994, Mr. Trupkiewicz was employed as Vice President, Controller of Vessels Oil & Gas Company, a Denver based oil and gas production company. Prior to his employment at Vessels, Mr. Trupkiewicz served as Vice President Financial Reporting & Tax for SafeCard Services, Inc., a NYSE traded consumer products company. From July 1985 until June 1992, Mr. Trupkiewicz was employed by Price Waterhouse LLC serving in various capacities in its audit practice. He is a Certified Public Accountant.

Matthew D. Wineinger became the Senior Vice President and General Manager, Retail Sales & Marketing of Swift Holdings, Swift Operating, and the Parent Company Entities in May 2006. Mr. Wineinger served as Vice President and General Manager, Retail Sales from January 2005 until May 2006. From 2000 to 2005, Mr. Wineinger was employed as President of Sales, Marketing, and R&D at Cargill Meat Solutions. Prior to his employment with Cargill, from 1997 to 2000, he was employed as Vice President Sales & Marketing for Novartis Seeds (Sygenta). From 1994 to 1997, Mr. Wineinger was employed as Vice President Sales & Marketing for Gargiulo Farms, a subsidiary of Monsanto. Prior to his employment with Monsanto, from 1989 to 1994, Mr. Wineinger was employed as Vice President Retail Channel Development at the National Livestock & Meat Board. From 1988 to 1989, Mr. Wineinger was employed as Sales Rep/Unit Manager for Procter & Gamble.

Donald F. Wiseman became the Senior Vice President, General Counsel, and Secretary of Swift Holdings, Swift Operating, and the Parent Company Entities in May 2006. Mr. Wiseman served as Vice President, General Counsel, and Secretary from March 2003 until May 2006. From December 1991 to March 2003, Mr. Wiseman was employed as Vice President, General Counsel, and Secretary of The Restaurant Company, the operator of the Perkins Restaurant and Bakery chain. Prior to his employment with The Restaurant Company, Mr. Wiseman was in private law practice from November 1979 to December 1991.

George N. Gillett, Jr. became Chairman of the Board and a director of Swift Operating in September 2002 and is also Chairman of the Board and a director of Swift Holdings and the Parent Company Entities. Mr. Gillett has served as the Chairman of the Board and President of Booth Creek Management Corp., a company with investments in a wide variety of businesses, since founding the company in 1996. Mr. Gillett has also served as Chairman of Booth Creek Ski Holdings, Inc. since its formation in October 1996 and Chief Executive Officer since February 1997. From August 1994 to July 2001, he served as Chairman of Packerland Packing Company, Inc., a meat packing company based in Green Bay, Wisconsin. From January 1997 to February 2000, Mr. Gillett served as Chairman of Corporate Brand Foods America, Inc., a processor and marketer of meat and poultry products based in Houston, Texas, which was acquired by IBP, Inc. in February 2000 (subsequently acquired by Tyson Foods). Mr. Gillett also serves as a director of Vail Banks, Inc., Gillett Family Partners, and Northland Holdings, Inc.

Joe Colonnetta, Jr. became a director of Swift Operating in September 2002 and is also a director of Swift Holdings and the Parent Company Entities. Mr. Colonnetta has been a partner at Hicks Muse since December 2002 and was previously a Principal at Hicks Muse from January 1998 to December 2002. From September 1994 to January 1998, Mr. Colonnetta was a partner with Resource Management Partners (“RMP”), a management partner to institutional and private equity firms investing in food and consumer related portfolio companies, where he served as interim Vice Chairman, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer at various times during his employment. Prior to his employment with RMP, from January 1992 to September 1994, he was the Chief Financial Officer of The Restaurant Company, the operator of the Perkins Restaurant and Bakery chain. Mr. Colonnetta also serves as a director of Cooperative Computing, Inc., Safeguard Systems, Minsa Mexico (an agri-business), Veltri Metal Products, and Zilog, Inc.

Edward Herring became a director of Swift Holdings, Swift Operating, and the Parent Company Entities in May 2005. Mr. Herring has been a partner of Hicks Muse since March 2006 and was previously a Principal of Hicks Muse. Mr. Herring joined Hicks Muse in 1998 and has been involved in a variety of investment transactions spanning multiple industry sectors. Mr. Herring is also a director of Regency Gas Services LLC and BlackBrush Oil & Gas, Inc. Prior to joining Hicks Muse, Mr. Herring was an investment banker with Goldman, Sachs & Co.

Michael D. Kelly became a director of Swift Operating in April 2003 and is also a director of Swift Holdings and the Parent Company Entities. Mr. Kelly served as the Executive Vice President, Marketing of The Restaurant Company, the operator of the Perkins Restaurant and Bakery chain from February 1993 until February 2003.

Kate S. Lavelle became a director of Swift Operating in December 2004 and is also a director of Swift Holdings and the Parent Company Entities. Mrs. Lavelle is the Chief Financial Officer of Dunkin Brands, Inc. Prior to her current position, she was Global Senior Vice President and Chief Accounting Officer of LSG Sky Chefs. From 1987 to 1998, Mrs. Lavelle was employed at Arthur Andersen LLP.

John R. Muse became a director of Swift Operating in September 2002 and is also a director of Swift Holdings and the Parent Company Entities. Mr. Muse has been a partner and member of the management committee of Hicks Muse since co-founding the firm in 1989. Prior to forming Hicks Muse in 1989, Mr. Muse headed the merchant/investment banking operations of Prudential Securities in the Southwestern region of the United States. Mr. Muse also serves as a director of Dean Foods Company, Arena Brands Holding Corp., Burtons Foods, Eurotax/Glass’s, Media Capital, Pinnacle Foods, Premier International Foods Plc., and Yell.

Audit Committee

The board of directors of Swift Operating has an audit committee consisting of Messrs. Colonnetta and Kelly and Mrs. Lavelle. Mrs. Lavelle is an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission.

Code of Ethics

Swift Operating has adopted a code of conduct applicable to all employees. Effective August 17, 2006, it has adopted a code of ethics specifically applying to its principal executive officer, principal financial officer, principal accounting officer and controller. The code of ethics for such officers reinforces our commitment to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The financial code of ethics is available in the investor information section of our website at www.swiftbrands.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by the Chief Executive Officer of Swift Holdings and Swift Operating and the four other most highly compensated executive officers (based upon salary plus bonus) who were serving as such for the fiscal year ended May 28, 2006, and up to two additional individuals who would have been included but they were not serving in such capacity at year end. We refer to these individuals as our “Named Executive Officers.”

					Long-Term
					Compensation
					Awards
		Annual Compensation			Securities
				Other Annual	Underlying		All Other
		Salary	Bonus	Compensation	Options/SARs		Compensation
Name and Principal Position	Year	($)	($)	($)(1)	(#)		($)

Sam B. Rovit(2)	2006	$676,341	—	—	2,500,000	(11)	$13,163	(7)
President and Chief	2005	—	—	—	—		—
Executive Officer	2004	—	—	—	—		—
Dennis R. Henley	2006	$597,115	—	$11,404	—		—
Chief Operating Officer	2005	$498,558	—	$76,427	2,250,000	(8)	—
	2004	$449,038	$350,000	$9,904	—		—
Matthew D. Wineinger(3)	2006	$325,000	—	$12,750	—		$31,887	(7)
Senior Vice President/	2005	$106,250	$450,000	$3,375	750,000	(10)	$38,534	(7)
General Manager, Retail	2004	—	—	—	—		—
Sales & Marketing
Ted A. Miller	2006	$318,489	$200,000	$13,225	500,000	(11)	—
Executive Vice President,	2005	$217,292	—	$9,996	—		—
North American Red Meat	2004	$217,115	$100,200	$10,635	—		—
Operations
Donald F. Wiseman	2006	$313,446	—	$10,764	—		—
Senior Vice President,	2005	$294,615	—	$27,001	625,000	(8)	$3,568	(7)
General Counsel, and	2004	$275,000	$125,000	$12,131	—		$29,980	(7)
Secretary
Danny C. Herron(4)	2006	$300,385	—	$6,038	—		$113,077	(5)
Former Executive Vice	2005	$370,577	—	$29,958	1,650,000	(9)	—
President and Chief	2004	$309,807	$236,250	$9,958	—		—
Financial Officer
Marshall R. Ernst(6)	2006	$384,615	—	$8,125	—		—
Former Vice President,	2005	$351,923	—	$35,044	1,000,000	(8)	—
Beef Operations	2004	$380,769	$175,000	$9,336	—		—

(1)	Other Annual Compensation amounts are the value of the employer’s contribution to the 401(k) Savings Plan, stock compensation, and executive’s use of a company owned aircraft.

(2)	Mr. Rovit became an employee and officer in July 2005.

(3)	Mr. Wineinger became an employee and officer in January 2005.

(4)	Mr. Herron served as Executive Vice President and Chief Financial Officer of Swift Holdings, Swift Operating, and the Parent Company Entities through February 20, 2006.

(5)	Amounts shown reflect Mr. Herron’s severance payments described under “Employment and Severance Agreements” below.

(6)	Mr. Ernst served as Vice President, Beef Operations of Swift Holdings, Swift Operating, and the Parent Company Entities through May 25, 2006.

(7)	Amounts shown relate to relocation expenses.

(8)	These options were granted in fiscal year 2003 and repriced in May 2005.

(9)	These options were granted in fiscal years 2003 and 2005 and repriced in May 2005.

(10)	These options were granted in fiscal year 2005.

(11)	These options were granted in fiscal year 2006.

Option Grants in Last Fiscal Year

The following table sets forth information regarding options to purchase shares of common stock of Swift Foods granted to the Named Executive Officers during the fiscal year ended May 28, 2006.

Individual Grants(1)
	Number of
	Securities		% of Total			Potential Realizable Value at
	Underlying		Options/SARs	Exercise		Assumed Annual Rates of
	Options/SARs		Granted to	or Base		Stock Price Appreciation for
	Granted		Employees in	Price	Expiration	Option Term(2)
Name	(#)		Fiscal Year	($/Sh)	Date	5%	10%

Sam B. Rovit	2,500,000	(3)	56%	$1.01	7/1/2015	$1,370,705	$3,421,597
Ted A. Miller	500,000	(4)	11%	$1.01	8/12/2015	$278,482	$697,300

(1)	All options are granted at the common stock’s estimated fair value on the grant date, and each grant has an expiration date as specified in the table. All options vest in the event of a change in control. The option price may be paid in cash, by surrendering shares owned for more than six months, or through irrevocable instructions to a broker to deduct the option price from the proceeds of the sale.

(2)	These amounts represent certain assumed rates of appreciation only and are based on independent third party valuations of Swift Foods common stock. Actual gains, if any, on stock option exercises will depend on the future market for Swift Foods stock and the price at which it can be sold.

(3)	Options granted vest 1/36th per month beginning on the last day of the month following the month of grant so that upon the third anniversary of the grant date, all shares will be fully vested.

(4)	Options granted vest 25% upon grant and 1/36th per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares will be fully vested.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table sets forth certain information with respect to (i) the exercise of stock options by the Named Executive Officers during the fiscal year ended May 28, 2006, (ii) the number of securities underlying unexercised options held by such Named Executive Officers as of May 28, 2006, and (iii) the value of unexercised in-the-money options (that is, options for which the fair market value of the common stock at May 28, 2006 exceeded the exercise price) as of May 28, 2006.

	Shares		Number of Securities			Value of Unexercised
	Acquired		Underlying Unexercised			In-the-Money
	on	Value	Option/SARs at			Options/SARs at
	Exercise	Realized	5/28/06 (#)(1)			5/28/06 ($)(2)
Name	(#)	($)	Exercisable	Unexercisable		Exercisable	Unexercisable

Sam B. Rovit	—	—	—	2,500,000	(3)	$—	$—
Dennis R. Henley	—	—	1,640,625	609,375		$1,427,344	$530,156
Matthew D. Wineinger	—	—	187,500	562,500		$—	$—
Ted A. Miller	—	—	—	500,000		$—	$—
Donald F. Wiseman	—	—	455,710	169,290		$396,468	$147,282
Danny C. Herron(4)	—	—	1,011,443	638,557		$792,955	$294,545
Marshall R. Ernst(5)	—	—	729,159	270,841		$634,368	$235,632

(1)	Exercisable share amounts do not represent vested amounts. Except as provided in footnote (3) below, options vest 25% upon grant and 1/36 per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares are fully vested. However, vested options are only exercisable on the first anniversary of the grant date and at the end of each twelve month period thereafter.

(2)	There is no established trading market for Swift Foods’ securities. The values in the table are based on management’s estimate of the fair value of the options. The estimate is based on certain assumptions which Swift Foods believes reasonable.

(3)	Mr. Rovit’s options vest 1/36th per month beginning on the last day of the month following the month of grant so that upon the third anniversary of the grant date, all shares will be fully vested.

(4)	Mr. Herron served as Executive Vice President and Chief Financial Officer of Swift Holdings, Swift Operating, and the Parent Company Entities through February 20, 2006.

(5)	Mr. Ernst served as Vice President Beef Operations of Swift Holdings, Swift Operating, and the Parent Company Entities through May 25, 2006.

Employment and Severance Agreements

Swift Foods entered into employment agreements with Dennis Henley, which became effective at the closing of the Transaction, and Sam Rovit, which became effective July 1, 2005. Pursuant to the terms of the employment agreements, Mr. Rovit is employed as President and Chief Executive Officer of Swift Foods and Swift Operating for three years with an initial annual base salary of $761,250 and Mr. Henley is employed as President, North American Red Meats of Swift Foods for four years beginning September 19, 2002.

Each of the employment agreements will be automatically extended for additional one year periods unless, in the case of Mr. Rovit at least 12 but no more than 18 and, in the case of Mr. Henley, at least six but no more than 12, months prior to the ensuing expiration date, either party gives the other party written notice that the employment agreement will not be extended. The terms of the employment agreements provide for an annual increase of at least five percent of the then current annual base salary each year as well as an annual bonus in an amount to be determined in accordance with the agreement. The maximum annual bonus potential of Mssrs. Rovit and Henley will be no less than 100% and 70%, respectively, of each employee’s annual base salary for the relevant year.

The employment agreements each provide for lump sum severance payments if such individuals are terminated by Swift Foods without cause (as defined in the employment agreements) or such individuals terminate their employment for good reason (as defined in the employment agreements). The amount of any lump sum severance payment to Mr. Rovit will include, among other things, an amount equal to (1) two times his then current annual base salary plus (2) an amount equal to the maximum annual bonus the employee could have earned for the year in which the employment termination occurs. The amount of any lump sum severance payment to Mr. Henley will include, among other things, an amount equal to (1) two times the applicable employee’s then current annual base salary plus (2) an amount equal to the greater of either 50% of (a) the maximum annual bonus the employee could have earned over the remainder of the employment term and (b) the highest bonus paid to the employee prior to the termination date, multiplied by the number of complete fiscal years remaining in the employment term and pro-rated for all partial years remaining in the term. In addition, each employee was granted options to purchase shares of Swift Foods under the Swift Foods Company 2002 Stock Option Plan described below under “2002 Stock Option Plan.” Each employee has agreed pursuant to his employment agreement not to compete with Swift Foods or Swift Operating during his employment and for a period of two years after termination of his employment for any reason. Unvested awards or grants made under the ConAgra Foods’ option plan or incentive plans to Mr. Henley prior to his employment with Swift Operating continued to vest until September 2004.

Pursuant to a letter agreement with Swift & Company, in addition to his annual salary, Mr. Wiseman is eligible to receive an annual performance bonus of 50% of his annual base salary for the relevant year.

On November 16, 2005, Swift Foods and Danny C. Herron, the former Executive Vice President and Chief Financial Officer of Swift Foods and its subsidiaries, including Swift Holdings and Swift Operating, entered into a Third Amendment to his Executive Employment Agreement (the “Third Amendment”) which amended Mr. Herron’s Executive Employment Agreement dated May 20, 2002, as amended. On February 20, 2006, Mr. Herron resigned as executive vice president and chief financial officer. Pursuant to the Third Amendment, Mr. Herron will continue to receive his annual base salary until the earlier of (i) September 19, 2006, or (ii) the date on which a permanent successor to Mr. Herron has been employed (the “Termination Date”) and for an additional period of 60 days from the Termination Date. In addition, all of Mr. Herron’s options to purchase Swift Foods common stock will be vested in full and Swift Foods waived its right to purchase such options and any shares of Swift Foods common stock held by Mr. Herron under the option agreements or the Stockholders Agreement. Mr. Herron will also receive a lump-sum payment of $490,000 payable in two equal installments subsequent to the Termination Date, but not later than January 7, 2007.

Stock Purchase Plans

Swift Foods has adopted a 2002 stock purchase plan and a 2005 stock purchase plan pursuant to which eligible employees and non-employees (including non-employee directors) of Swift Foods and its subsidiaries may purchase shares of common stock of Swift Foods. A total of 4,000,000 shares and 657,095 shares of common stock of Swift Foods are available for purchase under the 2002 stock purchase plan and the 2005 stock purchase plan, respectively, at a price per share as determined by the board of directors on the date of purchase. As of May 28, 2006, certain members of our management and non-employee directors held an aggregate of (i) 1,410,000 shares purchased under the 2002 stock purchase plan at a purchase price of $1.00 per share, (ii) 500,000 shares purchased under the 2002 stock purchase plan at a price of $1.01 per share, and (iii) 286,940 shares purchased under the 2005 stock purchase plan at a purchase price of $1.32 per share. At May 28, 2006, there were 1,240,000 shares available for purchase under the 2002 stock purchase plan and 287,151 shares available for purchase under the 2005 stock purchase plan. Purchases under the 2002 plan were at the estimated fair market value of such shares on the date of purchase. Purchases under the 2005 plan were at less than fair market value in order to allow management to share in the economic benefit arising from the exercise of the Call Option and compensation expense of $0.5 million was recorded.

On May 19, 2005, the Board of Directors of Swift Foods, upon recommendation of the compensation committee, adopted a resolution reducing the exercise price of all outstanding options granted to the extent necessary to reflect the dilution resulting from the dividend discussed in Note 7, “Related Party Transactions” of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. Swift Holdings accounts for modifications of previously issued stock option awards under SFAS No. 123. Accordingly, the exercise price reduction did not qualify as a modification under GAAP and no additional expense was recognized.

2002 Stock Option Plan

At the closing of the Transaction, Former Swift Foods adopted the Swift Foods Company 2002 Stock Option Plan (the “Option Plan”), as assumed by Swift Foods in November 2004, pursuant to which options may be granted to employees and eligible non-employees of Swift Foods and its parent or subsidiaries for the purchase of shares of common stock of Swift Foods.

The employees and non-employees (including non-employee directors) eligible to receive awards under the Option Plan will be those individuals whose services to Swift Foods or subsidiaries are determined by the board of directors of Swift Foods (or a committee thereof) to have a direct and significant effect on the financial development of Swift Foods and subsidiaries. In addition, non-employee directors of Swift Foods who are eligible for awards under the Option Plan may elect to receive options under the plan in lieu of any annual fee for services as a director of Swift Foods.

A total of 21.5 million shares of common stock of Swift Foods are available for grant under the Option Plan and, as of May 28, 2006, options to purchase 18,224,988 such shares were outstanding. Both incentive stock options and nonqualified stock options may be granted under the Option Plan. The board of directors of Swift Foods (or a committee thereof) will administer and interpret the Option Plan and will determine, in its discretion, the employees and eligible non-employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period (which may not be more than ten years from the date the option is granted).

Other Benefit Programs

The Named Executive Officers also have the opportunity to participate in other employee benefit programs including health insurance, group life insurance, and retirement benefits under the same benefits structure made available to most non-union employees.

Compensation of Directors

Directors who are officers, employees, or otherwise of our affiliates do not receive compensation for their services as director. Independent or non-affiliate directors of Swift Operating receive an annual fee of $20,000. In addition, non-employee directors receive $5,000 per board meeting attended, $1,000 per telephonic board meeting, and $1,000 per committee meeting attended.

Non-employee directors of Swift Operating are given the option to purchase Swift Foods common stock at estimated fair value with a matching grant of non-qualified stock options for each share purchased, up to a maximum grant of 200,000 options. Mr. Kelly and Mrs. Lavelle purchased 200,000 and 25,000 of Swift Foods shares, respectively, pursuant to this arrangement. Mr. Kelly received options to purchase 200,000 shares of Swift Foods common stock during the fiscal year ended May 29, 2005 and Mrs. Lavelle received options to purchase 25,000 shares of Swift Foods during the fiscal year ended May 29, 2005.

Non-employee directors who provide consulting services to us are paid a fee of $1,000 per day plus expenses. Under this arrangement, Mr. Kelly received $16,000 plus expenses during the fiscal year ended May 28, 2006.

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

The following table sets forth certain information regarding ownership of the common stock of Swift Foods as of the date of this Form 10-K by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of the common stock of Swift Foods, (ii) each director of Swift Operating, (iii) each of Swift Operating’s Named Executive Officers, (iv) Swift Operating’s existing Chief Executive Officer and President, and (v) all of Swift Operating’s directors and executive officers as a group.

	Number of	Percentage
	Shares	of Shares

5% Stockholders:
HMTF Rawhide, L.P.(1)	216,666,666	98.7%
200 Crescent Avenue Suite 1600 Dallas, Texas 75201

	Number of	Percentage
	Shares	of Shares

Named Executive Officers and Directors:
Sam B. Rovit(2)	1,333,328	*
Dennis R. Henley(3)	2,774,823	1.3%
Ted A. Miller(4)	125,000	*
Matthew D. Wineinger(5)	187,500	*
Donald F. Wiseman(6)	610,355	*
Danny C. Herron(7)	1,835,571	*
Marshall R. Ernst(8)	1,247,433	*
George N. Gillett, Jr.	—	—
Joe Colonnetta, Jr.	—	—
Edward Herring	—	—
Michael D. Kelly(9)	345,818	*
Kate S. Lavelle(10)	31,250	*
John R. Muse	—	—

All executive officers and directors as a group (20 persons)	9,331,801	4.1%

*	Holds less than 1% of the outstanding shares of Swift Foods common stock.

(1)	HMTF Rawhide, L.P. (“Rawhide”), is the limited partnership formed by our equity sponsors, Hicks Muse and Booth Creek (an affiliate of George N. Gillett, Jr., the Chairman of the Board of Directors of Swift Holdings and Swift Operating). Thomas O. Hicks is the sole manager of HM5/GP LLC, which is the general partner of Hicks, Muse, Tate & Furst Equity Fund V, L.P., which is the sole member of HMTF RW, LLC., which is the general partner of Rawhide, and, accordingly, Mr. Hicks may be deemed to be the beneficial owner of the shares of common stock of Swift Foods held by Rawhide. Mr. Hicks disclaims beneficial ownership of such shares.

(2)	Mr. Rovit became the Chief Executive Officer and President of Swift Holdings, Swift Operating, and the Parent Company Entities on July 1, 2005. Includes 833,328 shares of common stock issuable pursuant to options that are currently exercisable.

(3)	Includes 2,156,250 shares of common stock issuable pursuant to options that are currently exercisable.

(4)	Includes 125,000 shares of common stock issuable pursuant to options that are currently exercisable.

(5)	Includes 187,500 shares of common stock issuable pursuant to options that are currently exercisable.

(6)	Includes 455,710 shares of common stock issuable pursuant to options that are currently exercisable.

(7)	Includes 1,650,000 shares of common stock issuable pursuant to options that are currently exercisable. Mr. Herron served as Executive Vice President and Chief Financial Officer of Swift Holdings, Swift Operating, and the Parent Company Entities through February 20, 2006.

(8)	Includes 1,000,000 shares of common stock issuable pursuant to options that are currently exercisable. Mr. Ernst served as Vice President, Beef Operations of Swift Holdings, and Swift Operating through May 25, 2006.

(9)	Includes 145,818 shares of common stock issuable pursuant to options that are currently exercisable.

(10)	Includes 6,250 shares of common stock issuable pursuant to options that are currently exercisable.

  Securities Authorized for Issuance under the 2002 Stock Option Plan

The following table provides information for the fiscal year ended May 28, 2006 about shares of Swift Foods common stock that may be granted under the Swift Foods Company 2002 Stock Option Plan.

	Number of Securities	Weighted-Average	Number of Securities
	to Be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by shareholders	18,224,988	$0.50	3,275,012
Equity compensation plans not approved by shareholders	—	$—	—

Total	18,224,988	$0.50	3,275,012

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included at Note 7, “Related Party Transactions” of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended May 29, 2005 and May 28, 2006.

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our financial statements and regulatory filings for the fiscal year ended May 29, 2005 and the reviews of quarterly reports on Form 10-Q filed during the fiscal year ended May 29, 2005 were $1,435,798. Fees billed by PricewaterhouseCoopers LLP for the audit of our financial statements and regulatory filings for the fiscal year ended May 28, 2006 and the reviews of quarterly reports on Form 10-Q filed during the fiscal year ended May 28, 2006 were $1,376,000.

Audit-related fees

Audit-related fees billed by PricewaterhouseCoopers LLP during the fiscal year ended May 29, 2005 were $95,838. Audit-related fees billed by PricewaterhouseCoopers LLP during the fiscal year ended May 28, 2006 were $300,756.

Tax Fees

Aggregate fees billed by PricewaterhouseCoopers LLP to us for tax compliance, tax advice and tax planning were $1,138,700 and $807,500 in fiscal 2005 and 2006, respectively.

All Other Fees

We did not receive any other services from PricewaterhouseCoopers LLP during the fiscal years ended May 29, 2005 and May 28, 2006.

Our audit committee appoints our independent auditors. The audit committee is solely and directly responsible for the approval of the appointment, re-appointment, compensation, and oversight of our independent auditors. The audit committee must approve in advance all work to be performed by the independent auditors.

During the fiscal years ended May 29, 2005 and May 28, 2006, all of the audit, audit-related, and tax services provided by PricewaterhouseCoopers LLP were pre-approved by the audit committee.

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

(3) The following documents are filed or incorporated by reference as exhibits to this Report on Form 10-K:

Exhibit
Number	Description

2.1	Agreement, dated as of May 20, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.2	First Amendment to Acquisition Documents, dated as of July 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.3	Second Amendment to Acquisition Agreement, dated as of September 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.4	Distribution Business Sale Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005, by and among Australia Meat Holdings Pty Limited, McKey Distribution Pty Limited, and Keystone Foods Pty Limited (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)
2.5	Manufacturing Business Sale Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005, by and among Australia Meat Holdings Pty Limited, OSI International Foods (Australia) Pty Limited, and OSI Group, LLC (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)
2.6	Asset Purchase Agreement, dated April 12, 2006, by and between Swift Beef Company and XL Foods Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on April 14, 2006)
2.7	First Amendment to Asset Purchase Agreement, dated May 26, 2006, by and among Swift Beef Company, XL Foods Inc., XL Four Star Beef Inc., XL Four Star Beef Holdings (Nebraska) Inc., and XL Four Star Beef Holdings (Idaho) Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on June 2, 2006)
3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 25, 2003)
3.2	Bylaws of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 25, 2003)
4.1	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc., and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.2	Form of Global Note for the 10 1/8% Senior Notes due 2009 of Swift & Company (contained as an exhibit to Exhibit 4.1 hereto)

Exhibit
Number	Description

4.3	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc., and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.4	Form of Global Note for the 12 1/2% Senior Subordinated Notes due 2010 of Swift & Company (contained as an exhibit to Exhibit 4.3 hereto)
4.5	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company, and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.6	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company, and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.7	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation, and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.8	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation, and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.10 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.9	Third Supplemental Indenture, dated as of March 26, 2003, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Swift & Bros. Co., Inc., Monfort Food Distribution Company, Swift & Company International Sales Corporation, Monfort, Inc., S&C Resale Company, and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.10	Indenture, dated March 11, 2005, by and among S&C Holdco 3, Inc., Swift Foods Company, and The Bank of New York Trust Company, N.A., as trustee for the 11.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)
4.11	Form of Global Note for the 11.00% Senior Notes due 2010 of S&C Holdco 3, Inc. (contained as an exhibit to Exhibit 4.10 hereto)
4.12	Indenture, dated March 11, 2005, by and among Swift Foods Company, S&C Holdco 3, Inc., and The Bank of New York Trust Company, N.A., as trustee for the 10.25% Convertible Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)
4.13	Form of Global Note for the 10.25% Convertible Senior Subordinated Notes due 2010 of Swift Foods Company (contained as an exhibit to Exhibit 4.12 hereto)
4.14	Registration Rights Agreement, dated March 11, 2005, by and between S&C Holdco 3, Inc. and the initial purchasers named therein for the 11.00% Senior Notes of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)
4.15	Registration Rights Agreement, dated March 11, 2005, by and among S&C Holdco 3, Inc., Swift Foods Company, and the initial purchasers named therein for the 10.25% Convertible Senior Subordinated Notes of Swift Foods Company (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)

Exhibit
Number		Description

10.1		Amended and Restated Credit Agreement, dated as of May 26, 2005, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 3, Inc., the lenders, and issuers from time to time party thereto, Citicorp USA, Inc., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, Citisecurities Limited, as Australian collateral trustee, and U.S. Bank National Association, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International,” New York Branch, Harris Trust and Savings Bank, GMAC Commercial Finance LLC, Farm Credit Service of America, PCA and Farm Credit Services of Mid-America, PCA, as co-documentation agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)
10.2		Pledge and Security Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.41 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.3		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, Burcher Pty. Limited, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., and Citicorp USA, Inc. (incorporated by reference to Exhibit 10.42 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.4		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.43 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.5		Affirmation of Obligations, dated May 26, 2005, among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, the entities named as guarantors therein, Citicorp USA, Inc., as administrative agent, Australian agent and collateral agent, JP Morgan Chase Bank, N.A., as syndication agent, and Citisecurities Limited, as Australian collateral trustee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)
++10	.6	Preferred Supplier Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc., and Swift & Company (incorporated by reference to Exhibit 10.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.7		Tax Sharing Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Cattle Holdco, Inc., and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.8		Monitoring and Oversight Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.9		Financial Advisory Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
++10	.10	By-Products Marketing Agreement, dated as of October 8, 2003, by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)
10.11		Amendment dated May 27, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)

Exhibit
Number		Description

++10	.12	By-Products Marketing Agreement, dated as of October 8, 2003, by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc., and Australia Meat Holdings Pty Limited. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)
10.13		Amendment dated July 6, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc. and Australia Meat Holdings Pty Limited (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
10.14		Patent License Agreement, dated as of September 19, 2002, by and between Swift Brands Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.15		Indemnification and Release Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., Swift & Company, S&C Australia Holdco Pty. Ltd., Swift Cattle Holdco, Inc., Swift Brands Company, Swift Beef Company, Swift Pork Company, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., Monfort Finance Company, Inc., Burcher Pty. Limited, Monfort, Inc., Australia Meat Holdings Pty. Limited, Miller Bros. Co., Inc., Monfort Food Distribution Company, and Monfort International Sales Corp. (incorporated by reference to Exhibit 10.14 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.16		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P. and Swift & Company (incorporated by reference to Exhibit 10.15 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.17		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P., Swift & Company, S&C Australia Holdco Pty. Ltd., and Australia Meat Holdings Pty. Limited (incorporated by reference to Exhibit 10.16 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.18		Contribution Agreement, dated as of September 19, 2002, by and among Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Swift & Company (incorporated by reference to Exhibit 10.17 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.19		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and Joe Colonnetta (incorporated by reference to Exhibit 10.18 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.20		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and George N. Gillett, Jr. (incorporated by reference to Exhibit 10.19 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.21		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and John R. Muse (incorporated by reference to Exhibit 10.22 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.22		Indemnification Agreement, dated April 4, 2003, by and between Swift Foods Company and Michael D. Kelly (incorporated by reference to Exhibit 10.46 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.23		Indemnification Agreement, dated December 23, 2004, between Swift Foods Company and Kate Lavelle (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on December 30, 2004)
10.24		Indemnification Agreement, dated May 26, 2005, between Swift Foods Company and Edward Herring (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
10.25		Indemnification Agreement, dated July 1, 2005, between Swift Foods Company and Sam B. Rovit (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)

Exhibit
Number		Description

**10	.26	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.25 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.27	First Amendment to Simons Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.26 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.28	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.27 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.29	First Amendment to Herron Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.28 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.30	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.29 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.31	First Amendment to Henley Executive Employment Agreement dated July 12, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.30 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.32	Offer Letter, dated March 12, 2003, by and between Swift & Company and Donald F. Wiseman (incorporated by reference to Exhibit 10.47 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.33	Second Amendment to Simons Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company, and John Simons (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)
**10	.34	Second Amendment to Herron Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)
**10	.35	Second Amendment to Henley Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company, and Dennis Henley (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)
**10	.36	Third Amendment to Simons Executive Employment Agreement, dated April 23, 2005, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
**10	.37	Executive Employment Agreement, dated May 26, 2005, among Swift Foods Company, Swift & Company, and Sam Rovit (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)
**10	.38	Third Amendment to Herron Executive Employment Agreement, dated November 16, 2005, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on November 18, 2005)
**10	.39	Swift Foods Company 2002 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.40	First Amendment to the Swift Foods Company 2002 Stock Option Plan, dated January 25, 2005 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
**10	.41	2002 Swift Foods Company Stock Purchase Plan (incorporated by reference to Exhibit 10.49 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.42	2005 Swift Foods Company Stock Purchase Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)

Exhibit
Number		Description

10.43		Indemnity Side Letter Agreement, dated September 3, 2002, by and between ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.44		Stock Purchase Agreement, dated March 11, 2005, by and between S&C Holdco 3, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of S&C Holdco 3, Inc. filed on March 14, 2005)
10.45		Letter Agreement, dated March 11, 2005, by and between Swift Foods Company and S&C Holdco 3, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of S&C Holdco 3, Inc. filed on March 14, 2005)
21.1		Subsidiaries of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
+31	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31	.2	Certification of the Acting Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Acting Chief Financial Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith.

*	Furnished herewith.

**	Indicates that exhibit is a management contract or compensatory plan or arrangement.

++	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under confidential treatment request pursuant to Rule 406 of the Securities Act of 1933, as amended.

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

Signature		Title	Date

By:	/s/ Sam B. Rovit Sam B. Rovit	Chief Executive Officer, President, and Director (Principal Executive Officer)	August 18, 2006

By:	/s/ William G. Trupkiewicz William G. Trupkiewicz	Senior Vice President, Corporate Controller, Chief Accounting Officer, and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 18, 2006

By:	/s/ George N. Gillett, Jr George N. Gillett, Jr	Chairman of the Board of Directors	August 18, 2006

By:	/s/ Edward Herring Edward Herring	Director	August 18, 2006

By:	/s/ John R. Muse John R. Muse	Director	August 18, 2006

By:	/s/ Joe Colonnetta, Jr Joe Colonnetta, Jr	Director	August 18, 2006

By:	/s/ Kate S. Lavelle Kate S. Lavelle	Director	August 18, 2006

By:	/s/ Michael D. Kelly Michael D. Kelly	Director	August 18, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended May 28, 2006 has been, or will be, sent to security holders.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2), (b) AND (c)

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FISCAL YEAR ENDED MAY 28, 2006

S&C HOLDCO 3, INC. AND SUBSIDIARIES

FORM 10-K — ITEM 15(a)(1) AND (2)
S&C HOLDCO 3, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS

The following financial statements of S&C Holdco 3, Inc. and subsidiaries for the fiscal year ended May 28, 2006, are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of S&C Holdco 3, Inc. and subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholder’s equity, and of cash flows present fairly, in all material respects, the financial position of S&C Holdco 3, Inc. and its subsidiaries at May 28, 2006 and May 29, 2005, and the results of their operations and their cash flows for the fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of S&C Holdco 3, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
August 17, 2006

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 29, 2005	May 28, 2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$79,348	$51,681
Trade accounts receivable, net of allowance for doubtful accounts of $1,695 and $1,256, respectively	373,167	366,744
Accounts receivable from related parties	41	—
Inventories	499,039	503,426
Other current assets	30,388	40,938

Total current assets	981,983	962,789
Property, plant, and equipment, net	570,506	510,921
Goodwill	33,977	12,681
Other intangibles, net	26,299	22,370
Other assets	28,009	21,480

Total assets	$1,640,774	$1,530,241

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$51,482	$1,802
Accounts payable	250,212	254,681
Accounts payable to related parties	3,635	3,461
Accrued liabilities	221,402	212,577
Dividend payable	6,818	—

Total current liabilities	533,549	472,521
Long-term debt, less current portion	693,524	824,984
Other non-current liabilities	90,017	40,801

Total liabilities	1,317,090	1,338,306
Commitments and contingencies (Notes 5 and 9):
Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 28, 2006 and May 29, 2005	—	—
Additional paid-in capital	262,922	263,083
Retained earnings (accumulated deficit)	10,285	(119,263)
Accumulated other comprehensive income	50,477	48,115

Total stockholder’s equity	323,684	191,935

Total liabilities and stockholder’s equity	$1,640,774	$1,530,241

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005	May 28, 2006
		(In thousands)

Net sales	$9,436,160	$9,669,102	$9,350,027
Cost of goods sold	9,165,466	9,452,637	9,267,419

Gross profit	270,694	216,465	82,608

Selling, general, and administrative	134,016	136,381	156,860
Translation (gains) losses	824	(396)	19
Goodwill impairment charges	—	1,028	21,137
Interest expense, net	73,446	80,229	87,538

Total expenses	208,286	217,242	265,554

Income (loss) from continuing operations before income taxes	62,408	(777)	(182,946)
Income tax expense (benefit)	21,546	(15,710)	(53,398)

Income (loss) from continuing operations	40,862	14,933	(129,548)
Income from discontinued operations, including gain on sale of $22,860, net of tax in fiscal 2005	3,672	25,909	—

Net income (loss)	$44,534	$40,842	$(129,548)

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005	May 28, 2006
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$44,534	$40,842	$(129,548)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	80,993	79,853	77,257
Amortization of intangibles, debt issuance costs, and accretion of bond discount	14,859	21,442	11,277
Goodwill impairment charges	—	1,028	21,137
Loss on sale of property, plant, and equipment	851	1,031	1,481
Deferred taxes	5,654	(20,892)	(54,678)
Stock-based compensation	1,980	3,193	637
Other noncash items	(11,326)	(1,591)	(1,340)
Gain on disposal of FJ Walker division	—	(36,871)	—
Change in assets and liabilities:
Accounts receivable, net	(51,209)	(23,982)	3,701
Inventories	(4,164)	(20,283)	(5,361)
Other current assets	(29,375)	10,177	3,391
Accounts payable and accrued liabilities	28,297	35,928	1,128
Other assets	(1,923)	179	627

Net cash flows provided by (used in) operating activities	79,171	90,054	(70,291)

Cash flows from investing activities:
Additions to property, plant, and equipment	(62,058)	(51,398)	(54,053)
Proceeds from sales of property, plant and equipment	2,230	2,698	3,730
Proceeds from disposal of FJ Walker division	—	69,137	—
Proceeds from disposition of non-fed cattle plants	—	—	29,648
Notes receivable and other items	170	371	344

Net cash flows provided by (used in) investing activities	(59,658)	20,808	(20,331)

Cash flows from financing activities:
Additions to (payments of) revolver, net	—	198,487	73,257
Proceeds from debt issuance	12,365	105,000	—
Payments of debt	(4,567)	(198,740)	(1,355)
Change in bank overdraft balances	7,443	(15,305)	(2,645)
Dividends paid	—	(215,180)	(7,293)
Debt modification fees	—	(6,717)	—

Net cash flows provided by (used in) financing activities	15,241	(132,455)	61,964

Effect of exchange rates on cash	562	686	991

Net change in cash and cash equivalents	35,316	(20,907)	(27,667)

Cash and cash equivalents, beginning of period	64,939	100,255	79,348

Cash and cash equivalents, end of period	$100,255	$79,348	$51,681

Non-cash investing and financing activities:
Capital lease	$1,491	$1,009	$—

Supplemental information:
Cash paid for interest	$61,366	$64,089	$71,276

Cash paid for taxes	$25,484	$1,891	$20,252

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

			Retained	Accumulated
		Additional	Earnings	Other	Total
	Common	Paid-in	(Accumulated	Comprehensive	Stockholder’s
	Shares	Capital	Deficit)	Income (Loss)	Equity
	(In thousands)

Balance at May 25, 2003	1,000	$363,398	$39,286	$36,787	$439,471
Stock based compensation provided by investor	—	1,980	—	—	1,980
Comprehensive income:
Net income	—	—	44,534	—	44,534
Derivative adjustment, net of tax of $(629)	—	—	—	(2,006)	(2,006)
Foreign currency translation adjustment, net of tax of $10,136	—	—	—	6,254	6,254

Total comprehensive income	—	—	44,534	4,248	48,782

Balance at May 30, 2004	1,000	$365,378	$83,820	$41,035	$490,233

Stock based compensation provided by investor	—	231	—	—	231
Stock based compensation	—	4,934	—	—	4,934
Dividends	—	(107,621)	(114,377)	—	(221,998)
Comprehensive income:
Net income	—	—	40,842	—	40,842
Derivative adjustment, net of tax of $(643)	—	—	—	(363)	(363)
Foreign currency translation adjustment, net of tax of $6,701	—	—	—	9,805	9,805

Total comprehensive income	—	—	40,842	9,442	50,284

Balance at May 29, 2005	1,000	$262,922	$10,285	$50,477	$323,684

Stock based compensation	—	637	—	—	637
Dividends	—	(476)	—	—	(476)
Comprehensive income:
Net loss	—	—	(129,548)	—	(129,548)
Derivative adjustment, net of tax of $91	—	—	—	164	164
Foreign currency translation adjustment, net of tax of $(1,520)	—	—	—	(2,526)	(2,526)

Total comprehensive loss	—	—	(129,548)	(2,362)	(131,910)

Balance at May 28, 2006	1,000	$263,083	$(119,263)	$48,115	$191,935

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

S&C Holdco 3, Inc. (“Swift Holdings”), is a Delaware corporation which was formed on May 29, 2002 as an indirect wholly-owned subsidiary of ConAgra Foods, Inc. (“ConAgra Foods”). Swift Holdings owns 100% of the issued and outstanding capital stock of Swift & Company (“Swift Operating”). Swift Holdings has had no operations since its formation and, following the Transaction described below, has consolidated the operations of the businesses acquired in the Transaction in Swift Holdings’ financial statements. The operations of Swift Operating and its subsidiaries constitute the operations of Swift Holdings under accounting principles generally accepted in the United States of America (“GAAP”).

Swift Holdings, together with Swift Operating and its subsidiaries, is one of the leading beef and pork processing companies in the world. Swift Operating processes, prepares, packages, and delivers fresh, further processed, and value-added beef and pork products for sale to customers in the United States and international markets. Swift Operating also provides services to its customers designed to help them develop more comprehensive and profitable sales programs. Swift Operating sells its meat products to customers in the foodservice, international, further processor, and retail distribution channels. Swift Operating also produces and sells by-products that are derived from its meat processing operations such as hides and variety meats to customers in various industries.

Swift Operating and its subsidiaries conducts its domestic beef and pork processing businesses through Swift Beef Company (“Swift Beef”) and Swift Pork Company (“Swift Pork”) and its Australian beef business through Australia Meat Holdings Pty. Ltd. (“Swift Australia”). Swift Operating operates four beef processing facilities, three pork processing facilities, one lamb slaughter facility and one value-added facility in the United States and four beef processing facilities and four feedlots in Australia. Swift Operating’s facilities are strategically located to access raw materials in a cost effective manner and to service its global customer base.

The Transaction and Call Option — Swift Holdings was incorporated in May 2002 along with other subsidiaries and holding companies including its former ultimate parent Swift Foods Company (“Former Swift Foods”) for the purpose of acquiring the United States beef, pork, and lamb processing businesses and the Australian beef business of ConAgra Foods. On September 19, 2002, HMTF Rawhide L.P. (“Rawhide”), the limited partnership formed by Former Swift Foods’ equity sponsors, HM Capital Partners, LLC (formerly known as Hicks, Muse, Tate & Furst Incorporated) (“Hicks Muse”), and Booth Creek Management Corporation and controlled by Hicks Muse, acquired a 54% interest in these businesses (the “Transaction”) excluding (i) ConAgra Beef Company’s cattle feeding operations (the “domestic cattle feeding operations”), and (ii) Weld Insurance Company, Inc., Monfort Finance Company, Inc., and Monfort Construction Company. In a related transaction, Rawhide also acquired a 54% interest in the domestic cattle feeding operations. The entities that were historically operated by ConAgra Foods as an integrated business, which include the domestic cattle feeding operations and other assets and insignificant businesses that were not acquired and liabilities that were not assumed in the Transaction, are referred to as the “ConAgra Red Meat Business” or the “Predecessor”. Those entities and operations within the ConAgra Red Meat Business that were actually acquired in the Transaction and which are being operated by Swift Operating and its subsidiaries are referred to as the “Acquired Business” or “Successor.”

In July of 2004, Rawhide formed Rawhide Subsidiary 1 and Rawhide Subsidiary 3 along with other holding companies for the purpose of purchasing all of the remaining common stock of Former Swift Foods held by ConAgra Foods and its affiliates. Rawhide Subsidiary 1 was later renamed Swift Foods Company (“Swift Foods”) and Rawhide Subsidiary 3 was later renamed SFC Subsidiary Holdings, Inc. (“SFC”). Former Swift Foods was merged into SFC in November 2004 and all outstanding shares of and options for Former Swift Foods common stock were exchanged for shares and options of Swift Foods on a 1 for 1 basis. Swift Foods owns 100% of the issued and outstanding capital stock of SFC, which in turn owns 100% of the issued and outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the issued and outstanding capital stock of Swift Holdings. Swift Holdings owns 100% of the issued and outstanding capital stock of Swift Operating. Swift Foods, SFC, and S&C Holdco 2, Inc. are collectively referred to as the “Parent Company Entities”.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Transaction was within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), which resulted in a new basis of accounting in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 88-16, Basis in Leveraged Buyout Transactions (“EITF No. 88-16”). In accordance with that guidance, the retained minority interest of the predecessor owner (i.e., ConAgra Foods’ approximately 45.3% interest) was carried over at the predecessor basis. The remainder of the investment in the assets acquired (i.e., the 54.7% acquired by Swift Holdings’ equity sponsors and management) was based upon fair value. The excess of the purchase price over predecessor basis (book value) of net assets acquired from the predecessor owner was recognized as an offset in stockholder’s equity. Following the Transaction, Rawhide owned approximately 54% and ConAgra Foods owned approximately 45% of the equity in Former Swift Foods which held, indirectly, 100% of the equity of Swift Operating. Additionally, certain members of management owned approximately 1% of the equity in Former Swift Foods.

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

NOTE 2  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The aggregate purchase price for the Transaction described in Note 1 above was $1,074.7 million (including approximately $64.8 million of transaction costs), of which $670.5 million was funded through various debt instruments, and the remainder funded through contributed or retained equity. The Transaction and the financial statements of the Acquired Business provided herein have been accounted for as a purchase in accordance with SFAS No. 141 and EITF No. 88-16.

Swift Operating’s operating results subsequent to the Transaction are presented as the Successor’s results in the historical financial statements and include the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006.

Consolidation

The consolidated financial statements include the accounts of Swift Holdings and its direct and indirect wholly-owned subsidiaries. All intercompany transactions have been eliminated.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

Swift Holdings’ fiscal year consists of 52 or 53 weeks, ending on the last Sunday in May. Fiscal 2004 was a 53 week year while fiscal 2006 and 2005 were 52 week years.

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

Cash and Cash Equivalents

Swift Operating considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of these assets approximates the fair market value. Financial instruments which potentially subject Swift Operating to concentration of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions were in excess of Federal Deposit Insurance Corporation insurance limits. Swift Operating places its temporary cash investments with high quality financial institutions. Swift Operating believes no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable and Allowance for Doubtful Accounts

Swift Operating has a diversified customer base which includes some customers who are located in foreign countries. Swift Operating controls credit risk related to accounts receivable through credit appraisals, credit limits, letters of credit, and monitoring procedures.

Swift Operating evaluates the collectibility of its accounts receivable balance based on a general analysis of past due receivables and a specific analysis of certain customers management believes will be unable to meet their financial obligations due to economic conditions, industry-specific conditions, historical or anticipated performance, and other relevant circumstances. Swift Operating continuously performs credit evaluations and reviews of its customer base. Swift Operating believes this process effectively addresses its exposure to bad debt write-offs; however, if circumstances related to changes in the economy, industry, or customer conditions change, Swift Operating may need to subsequently adjust the allowance for doubtful accounts. Swift Operating adheres to normal industry terms of net seven days. Swift Operating considers all domestic accounts over 14 days as past due and all international accounts over 30 days as past due.

During fiscal year 2005, the United States bankruptcy court for the District of Delaware accepted the recommended settlement proposed by the court appointed Reclamation Creditors’ Trust of one of Swift Operating’s customers who had filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code, resulting in the recovery to Swift Operating of approximately $2.2 million and $0.9 million of amounts previously reserved in fiscal years 2005 and 2006, respectively. An additional recovery of $0.3 million was also received in the fiscal year ending May 28, 2006.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories consist primarily of product, livestock, and supplies. Product inventories are considered commodities and are based on quoted commodity prices, which approximate net realizable value less cost to complete. Livestock and supply inventories are valued on the basis of the lower of first-in, first-out cost or market. Costs capitalized into livestock inventory include cost of livestock, direct materials, supplies, and feed. Cattle and hogs are reclassified from livestock to work in process at time of slaughter. Product inventories are relieved from inventory utilizing the first-in, first-out method. The components of inventories, net of reserves, are as follows (in thousands):

	May 29, 2005	May 28, 2006

Livestock	$94,656	$100,931
Product inventories:
Work in progress	39,453	39,380
Finished goods	331,098	323,606
Supplies	33,832	39,509

	$499,039	$503,426

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost and depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Furniture, fixtures, office equipment, and other	5 to 7 years
Machinery and equipment	5 to 15 years
Buildings and improvements	15 to 40 years
Leasehold improvements	shorter of useful life or the lease term

The costs of developing internal-use software are capitalized and amortized when placed in service over the expected useful life of the software. Major renewals and improvements are capitalized while maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Applicable interest charges incurred during the construction of assets are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Assets held under capital lease are classified in property, plant, and equipment and amortized over the lease term. Lease amortization is included in depreciation expense.

Swift Operating assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When future undiscounted cash flows of assets are estimated to be insufficient to recover their related carrying value, Swift Operating compares the asset’s future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value and records a provision for impairment as appropriate. Long-lived assets were tested for impairment, and, as of May 29, 2005 and May 28, 2006, management determined there was no impairment.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant, and equipment are comprised of the following (in thousands):

	May 29, 2005	May 28, 2006

Land	$10,776	$10,510
Buildings, machinery, and equipment	665,938	666,352
Property and equipment under capital lease	21,536	21,536
Furniture, fixtures, office equipment, and other	50,612	53,702
Construction in progress	20,288	9,548

	769,150	761,648
Less accumulated depreciation	(198,644)	(250,727)

	$570,506	$510,921

Accumulated depreciation includes accumulated amortization on capitalized leases of approximately $4.4 million and $6.3 million for the fiscal years ended May 29, 2005 and May 28, 2006, respectively. Depreciation expense from continuing operations was $78.5 million, $78.0 million, and $77.3 million for the fiscal years ended May 30, 2004, May 29, 2005 and May 28, 2006, respectively.

Other Current Assets

Other current assets include notes receivable from the City of Cactus, Texas. In December 2002, Swift Beef loaned $2.3 million to the City of Cactus, Texas (the “City”) for use by the City to secure acreage for the construction of the City’s new wastewater treatment plant. Swift Operating owns a beef processing facility as well as a wet blue hide processing facility which will be served by the new treatment plant. The loan was for an original 2-year term and accrued interest at 6%. The loan was amended in December 2004 to extend the maturity for up to one year and was extended for an additional year in December 2005. Additional loans were made by Swift Beef to the City in the amount of $3.5 million in January 2005, and $1.8 million in September 2005 to secure additional acreage. The loan for $3.5 million was amended in December of 2005 to extend the maturity for up to one year. Swift Operating is evaluating the impact of EITF No. 01-08, Determining Whether an Arrangement Contains a Lease as well as EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction in order to determine whether, once capital investment is begun by the City, Swift Operating may be required to reflect the wastewater treatment facility as a capital asset (similar to a capital leased asset) as Swift Operating will be the primary user of the wastewater facility based on projections of volume of throughput. Interest income on the notes is recognized as an offset to interest expense.

Debt Issuance Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense over the period the debt is outstanding. In connection with the refinancing of certain debt in May 2005 (see Note 5), Swift Operating wrote off $6.6 million of existing debt issuance costs which had been previously capitalized and expensed $0.5 million of newly incurred fees. In addition, $5.2 million of fees related to the refinancing were capitalized and are included in other assets.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized and are tested for impairment at least on an annual basis or more frequently if impairment indicators arise, as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Identifiable intangible assets with definite lives are amortized over their estimated useful lives. Swift Operating obtains an independent evaluation of its goodwill and other indefinite life intangible assets annually to assist in the testing for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill and other intangible assets are written down to the implied fair value.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Swift Operating completed its annual impairment testing of goodwill and identifiable intangible assets with indefinite lives noting that the fair value of the Swift Beef reporting unit was less than the carrying value of the net assets. The fair value was based on a combination of market multiple methodologies, the prices of comparable businesses and the present value of future cash flows. In May 2005, Swift Operating recorded a charge of approximately $1.0 million related to the impairment of goodwill on the Swift Beef segment. In connection with the sale of a business included in Swift Operating’s Australian segment (see Note 12), $3.7 million of the goodwill associated with the Australian segment was expensed as part of the gain on sale in accordance with SFAS No. 142.

In fiscal 2006, Swift Operating completed its annual impairment testing of goodwill and identifiable intangible assets with indefinite lives. As a result of this testing, Swift Operating recorded an impairment charge totaling $21.1 million in the thirteen weeks ended May 28, 2006 related to the goodwill of its Australian segment.

The following is a roll forward of goodwill by segment as of May 29, 2005 and May 28, 2006 (in thousands):

	Beginning of				End of
	Fiscal Year	Additions/	Write-offs/	Translation	Fiscal Year
	May 31, 2004	Adjustments	Impairments	Gains	May 29, 2005

Swift Beef	$1,028	$—	$(1,028)	$—	$—
Swift Pork	12,681	—	—	—	12,681
Swift Australia	23,408	—	(3,710)	1,598	21,296

Total	$37,117	$—	$(4,738)	$1,598	$33,977

	Beginning of				End of
	Fiscal Year	Additions/	Write-offs/	Translation	Fiscal Year
	May 30, 2005	Adjustments	Impairments	Loss	May 28, 2006

Swift Pork	$12,681	$—	$—	$—	$12,681
Swift Australia	21,296	—	(21,137)	(159)	—

Total	$33,977	$—	$(21,137)	$(159)	$12,681

Other identifiable amortizing intangible assets as of May 29, 2005 and May 28, 2006 are as follows (in thousands):

	May 29, 2005			May 28, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizing intangible assets:
Patents	$3,782	$(1,108)	$2,674	$3,782	$(1,519)	$2,263
Preferred Supplier Agreement(i)	27,964	(9,249)	18,715	27,912	(11,651)	16,261
Live Cattle Supply Agreement(i)	1,482	(1,482)	—	1,482	(1,482)	—

Total amortizing intangibles	$33,228	$(11,839)	$21,389	$33,176	$(14,652)	$18,524

(i)	For further information regarding these agreements, see Note 7.

Patents consist of exclusive marketing rights and are being amortized over the life of the related agreements which range from 10 to 16 years. The Live Cattle Supply Agreement, which terminated on September 19, 2004, was amortized over its contract life of 2 years. The Preferred Supplier Agreement is being amortized on an accelerated basis over its expected useful life of 20 years. For the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006, Swift Operating recognized $5.8 million, $4.6 million, and $2.7 million of amortization expense,

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Based on amortizing assets recognized in Swift Operating’s balance sheet as of May 28, 2006, amortization expense for each of the next five years is estimated as follows (in thousands):

Estimated amortization expense for fiscal years ended:

2007	$2,282
2008	$2,123
2009	$1,970
2010	$1,596
2011	$1,479

Other intangible assets that are not subject to amortization include Water Right Agreements with a total carrying amount of $4.9 million and $3.9 million for the fiscal years ended May 29, 2005 and May 28, 2006, respectively.

Overdraft Balances

The majority of Swift Operating’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statement of cash flows. As of May 29, 2005 and May 28, 2006, bank overdrafts included in trade accounts payable were $112.1 million and $109.5 million, respectively.

Self-Insurance

Swift Operating is self-insured and purchases insurance policies with deductibles for certain losses relating to worker’s compensation, general liability, and employee medical and dental benefits. Swift Operating has purchased stop-loss coverage in order to reduce its exposure to any significant levels of certain claims. Self-insured losses are accrued based upon Swift Operating’s estimates and periodic third party actuarial reports of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and Swift Operating’s historical experience rates. Swift Operating has recorded a prepaid asset with an offsetting liability to reflect the amounts estimated as due for claims incurred and accrued but not yet paid to the claimant by the third party insurance company.

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

Foreign Currency Translation

For foreign operations, the local currency is the functional currency. Translation into US dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income. Translation gains and losses on US Dollar denominated revolving intercompany borrowings between the Australian subsidiaries and the US parent are recorded in earnings. Translation gains and losses on US dollar denominated intercompany borrowings between the Australian subsidiary and the US parent and which are deemed to be part of the investment in the subsidiary are recorded in other comprehensive income. The balance of foreign currency translation in other comprehensive income at May 29, 2005 and May 28, 2006 was $50.6 million and $48.1 million, net of tax, respectively.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Prior to the Transaction, Swift Operating was included in the consolidated tax returns of ConAgra Foods. Subsequent to the Transaction, Swift Operating is included in the consolidated tax return of Swift Foods. The provision for income taxes is computed on a separate legal entity basis. Deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse.

At the date of the transaction, Swift Operating inherited a carryover tax basis from its predecessor. The predecessor is under examination by taxing authorities which may result in changes to Swift Operating’s tax basis. Adjustments to tax basis will require Swift Operating to adjust its purchase accounting for the Transaction pursuant to EITF No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination (“EITF No. 93-7”), and may have an impact on its financial position and results of operations.

Fair Value of Financial Instruments

The carrying amounts of Swift Holdings and its subsidiaries’ financial instruments, including cash and cash equivalents, short-term trade receivables, and payables, approximate their fair values due to the short-term nature of the instruments. At May 28, 2006, Swift Operating’s fixed interest rate senior notes due 2009 and senior subordinated notes had carrying values of $259.8 million and $150.0 million and fair values of $278.4 million and $153.8 million, respectively. The fair values were estimated based on broker quotes. At May 28, 2006, Swift Operating’s fixed interest senior notes due 2010 had carrying amount of $111.1 million including accrued interest and fair value of $94.4 million including accrued interest. The fair value was determined by comparing the change in fair values of Swift Operating’s publicly traded debt from the issuance date to May 28, 2006, as well as other factors including the impact of different maturity dates of the separate pieces of debt. Swift Holdings believes the carrying value of all other long-term debt approximates its fair value.

Revenue Recognition

Swift Operating’s revenue recognition policies are based on the guidance in SAB No. 104, Revenue Recognition in Financial Statements. Revenue on product sales is recognized when title and risk of loss are transferred to customers (upon delivery based on the terms of sale), when the price is fixed or determinable and when collectibility is reasonably assured.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $8.4 million, $9.8 million, and $7.8 million for the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006, respectively.

Research and Development

Swift Operating incurs costs related to developing new beef and pork products. These costs include developing improved packaging, manufacturing, flavor enhancing, and improving consumer friendliness of meat products. The costs of these research and development activities are less than one percent of total consolidated annual sales and are expensed as incurred.

Shipping Costs

Pass-through finished goods delivery costs reimbursed by customers are reported in net sales while an offsetting expense is included in cost of goods sold.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation, and derivative adjustments. Swift Operating deems portions of its foreign investments to be permanent in nature and does not provide for taxes on permanently reinvested earnings or on currency translation adjustments arising from converting the investment in a foreign currency to US dollars. Certain foreign earnings subsequent to the date of the Transaction are deemed to be repatriated, and appropriate taxes are accrued currently.

Derivatives and Hedging Activities

Swift Operating accounts for its derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”), and its related amendment, SFAS No. 138, Accounting for Certain Derivatives Instruments and Certain Hedging Activities. Swift Operating uses derivatives (e.g., futures and options) for the purpose of hedging exposure to changes in commodity prices and foreign currency exchange rates. The fair value of each derivative is recognized in the balance sheet within current assets or current liabilities. Changes in the fair value of derivatives are recognized immediately in the statement of earnings for derivatives that do not qualify for hedge accounting. For derivatives designated as a hedge and used to hedge an existing asset or liability, both the derivative and hedged item are recognized at fair value within the balance sheet with the changes in both of these fair values being recognized immediately in the consolidated statement of earnings. For derivatives designated as a hedge and used to hedge an anticipated transaction, changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the consolidated statement of earnings. Amounts deferred within accumulated other comprehensive income are recognized in the consolidated statement of earnings upon the completion of the related hedged transaction. Swift Operating’s natural gas positions failed correlation under SFAS No. 133 and have been marked to market effective May 29, 2005. This resulted in recognition of approximately $0.5 million in mark to market losses in fiscal 2005. There were no mark to market gains or losses in fiscal 2006.

Stock-Based Compensation

Prior to fiscal year 2005, Swift Operating accounted for the Swift Foods stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”), and related interpretations. No stock-based compensation cost related to stock options was reflected in net income, as all options granted had an exercise price equal to or above the market value of the underlying common stock of Swift Foods on the date of grant.

During the second quarter of fiscal 2005, Swift Operating adopted the fair value based method of accounting for stock options as presented in SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 123”), effective as of the beginning of fiscal year 2005. Swift Operating used the “modified prospective method” transition, as defined in SFAS No. 123, where employee stock-based compensation cost was recognized from May 31, 2004 as if the fair value based accounting method in SFAS No. 123 had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Compensation costs of $2.9 million and $0.6 million were recognized for the fiscal year ended May 29, 2005 and May 28, 2006, respectively.

Swift Operating determined fair value for the stock options using the Black-Scholes-Merton option pricing model. The assumption used in the calculation of the compensation cost related to the adoption of SFAS No. 123 was a risk-free interest rate and the expected remaining life of the options. As allowed for entities with no publicly traded equity securities, Swift Operating used a zero volatility factor in estimating the value of its stock options.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As provided for under SFAS No. 148, the following table illustrates the effect on net income if Swift Holdings had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the fiscal year ended May 30, 2004 (in thousands).

Fiscal Year
Ended
May 30, 2004

Net income, as reported	$44,534
Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(196)

Pro forma net income	$44,338

The fair value of each option granted during the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006 is estimated on the date of grant using the Black-Scholes-Merton pricing model with the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005	May 28, 2006

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	N/A	N/A	N/A
Risk-free interest rate	3.37%	3.48%	3.95%
Expected life in years	4 years	4 years	3.4 years

The weighted average per-share fair value of options granted during the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006 was $0.13, $0.17, and $0.13, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes APB 25. SFAS No. 123(R) requires all companies to measure compensation for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of earnings. Generally, SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method of transition. Private companies, as defined in SFAS No. 123(R), who used the minimum value method, are required to use the “prospective” method, wherein compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date. Swift Holdings has determined that it will use the “prospective” method to recognize compensation expense. Swift Holdings currently uses the Black-Scholes-Merton option pricing model to measure the fair value of stock options granted to its employees. Swift Holdings previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock options issued to employees on or after May 31, 2004. Swift Holdings adopted SFAS No. 123(R) on May 29, 2006, the beginning of its 2007 fiscal year. The adoption of SFAS No. 123(R) did not have a material impact on Swift Holdings’ financial position, results of operations, or cash flows.

In November 2005, the FASB issued Staff Position, or FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP No. 123R-3”). Swift Holdings has elected to adopt the alternative transition method provided in FSP No. 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS No. 123(R). There was no impact on the APIC pool upon adoption of SFAS No. 123(R) as there has been no exercise of stock options.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 has not had a material impact on Swift Holdings’ financial position, results of operations, or cash flows.

In March 2005, the FASB issued FASB Interpretation Number (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations an Interpretation of SFAS No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Swift Holdings’ asset retirement obligations relate to clean-up, removal, or replacement activities and related costs for “in-place” exposures only when those exposures are moved or modified, such as during renovations of its facilities. These in-place exposures include asbestos, refrigerants, wastewater, oil, lubricants, and other contaminants common in manufacturing environments. Under existing regulations, Swift Holdings is not required to remove these exposures and there are no plans or expectations of plans to undertake a renovation that would require removal of the asbestos nor remediation of the other in place exposures at this time. The facilities are expected to be maintained and repaired by activities that will not result in the removal or disruption of these in place exposures. As a result, there is an indeterminate settlement date for these asset retirement obligations because the range of time over which Swift Holdings may incur these liabilities is unknown and cannot be estimated. Therefore, Swift Holdings cannot reasonably estimate the fair value of this liability. The provisions of FIN 47 are effective for accounting for conditional asset retirement obligations no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required; early adoption is encouraged. Swift Holdings adopted FIN 47 on May 28, 2006, the end of its fiscal year. The adoption of FIN 47 did not have a material impact on Swift Holdings’ financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and SFAS Statement No. 3 (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement carries forward, without change, the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. Swift Holdings adopted SFAS No. 154 on May 29, 2006, the beginning of its fiscal year. The adoption of SFAS No. 154 did not have a material impact on Swift Holdings’ financial position, results of operations, or cash flows.

In June 2005, FASB’s Derivatives Implementation Group (“DIG”) issued Statement 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“DIG B38”). Swift Holdings adopted DIG B38 effective February 27, 2006 (the first day of the first fiscal quarter beginning after December 15, 2005). In accordance with DIG B38, the call and put options within the senior notes due 2010, the senior notes due 2009, and the senior subordinated notes were deemed to be derivatives.

In June 2005, DIG issued Statement 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“DIG B39”). Swift Holdings adopted DIG B39 effective February 27, 2006 (the first day of the first fiscal quarter beginning after December 15, 2005). In accordance with DIG B39, since Swift Holdings has the unilateral ability to exercise the call options related to the senior notes due 2010, the senior notes due 2009, and the senior subordinated notes, the derivative is not subject to paragraph 13(b) of SFAS No. 133 and therefore does not require bifurcation of the embedded derivative from the host debt agreement. Furthermore, Swift Holdings has evaluated the put options embedded in the senior notes due 2010 and 2009, and the senior subordinated notes and has concluded they do not require bifurcation from the host debt agreement.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). This statement nullifies the FASB’s Derivatives Implementation Group Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the application of bifurcation requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits qualifying special-purpose entities to hold passive derivative financial instruments that pertain to beneficial interests that are, or contain, a derivative financial instrument. SFAS No. 155 further provides the following:

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

This statement should be applied to all instruments acquired, issued, or subject to a remeasurement event and is effective for the first fiscal year that begins after September 15, 2006; earlier adoption is permitted. This pronouncement will be effective for Swift Holdings for fiscal year 2008. Swift Holdings does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations, or cash flows.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006. Swift Holdings is currently evaluating the impact, if any, of FIN 48 on its financial position, results of operations, and cash flows.

Income Taxes

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes three provisions that may impact Swift Holding’s effective tax rate. The first provision provides a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA, at an effective tax cost of 5.25% on any such repatriated foreign earnings. Due to Swift Holding’s acquisition of previously taxed income, it did not repatriate earnings under AJCA. The second provision allows manufacturing concerns to take a new deduction, subject to limitation, equal to a portion of their manufacturing gross receipts. This deduction is currently not available to Swift Holdings due to its net operating loss carryforward position.

The third provision included in the AJCA is the phase out of the extraterritorial income exclusion. Beginning on January 1, 2005, the tax benefit Swift Holdings had utilized for export sales gradually began to phase out. Swift Holdings will take these new provisions into account in its tax provision as they become effective, which is likely to result in an increase in its effective tax rate.

NOTE 3.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	May 29, 2005	May 28, 2006

Accrued insurance reserves	$53,156	$53,853
Accrued salaries	36,772	39,077
Other	131,474	119,647

Total	$221,402	$212,577

Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.

NOTE 4.	DERIVATIVE FINANCIAL INSTRUMENTS

Swift Operating is exposed to market risk, such as changes in commodity prices, foreign currency exchange rates, and interest rate risk. To manage volatility associated with these exposures, Swift Operating may enter into various derivative transactions pursuant to established company policies. Derivatives that qualify and are designated for hedge accounting under the provisions of SFAS No. 133, are measured at fair value and reported as a component of other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Hedges that do not qualify or are not designated for hedge accounting are measured at fair value and the gain or loss is recognized currently into earnings. Gains and losses from energy and livestock derivatives are recognized in the statements of earnings as a component of cost of goods sold or as a component of other comprehensive income upon change in fair value. Gains and losses from foreign currency derivatives are recognized in the statements of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value.

The fair value of derivative assets is recognized within other current assets while the fair value of derivative liabilities is recognized within accrued liabilities. At May 29, 2005 and May 28, 2006, the fair value of derivatives

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized within other current assets was $6.5 million and $4.9 million, respectively. The fair value of derivatives recognized within accrued liabilities was $2.0 million and $5.6 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the year ended May 28, 2006, Swift Operating recognized in interest expense amounts of $2.7 million. At May 28, 2006, the fair value of the interest rate swap recognized within accrued liabilities was $2.6 million.

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

As of May 29, 2005 and May 28, 2006, the net deferred amount of derivative gains and losses recognized in accumulated other comprehensive income was a $0.1 million net of tax loss and a $0.1 million net of tax gain, respectively. Swift Operating anticipates gains of $0.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

Swift Operating requires various raw materials in its operations, including cattle, hogs, and energy, such as natural gas, electricity, and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond its control, such as economic and political conditions, supply and demand, weather, governmental regulation, and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of May 29, 2005, Swift Operating executed derivative contracts for certain portions of the anticipated consumption of commodity inputs through May 2006. As of May 28, 2006, Swift Operating had derivative positions in place covering approximately less than 1% of its anticipated need for livestock through May 2007.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	LONG-TERM DEBT AND LOAN AGREEMENTS

Swift Operating has entered into various debt agreements in order to finance the Transaction and provide liquidity to operate the business on a going forward basis. As of May 29, 2005 and May 28, 2006, debt consisted of the following (in thousands):

	May 29, 2005	May 28, 2006

Current portion of long-term debt:
Revolving credit facility(a)	$50,000	$—
Current portion of installment notes payable	350	209
Current portion of capital lease obligations	1,132	1,593

Total current portion of long-term debt	51,482	1,802
Long-term debt:
Revolving credit facility	152,000	276,295
Senior notes due 2009, net of unamortized discount(b)	257,256	259,745
Senior notes due 2010, net of unamortized discount(c)	104,749	111,101
Senior subordinated notes(d)	150,000	150,000
Long-term portion of installment notes payable	11,442	11,359
Long-term capital lease obligations	18,077	16,484

Long-term debt, less current portion	693,524	824,984

Total debt	$745,006	$826,786

(a)	Based on management’s review of cash flow expectations for the twelve months through May 27, 2007, Swift Holdings has classified all revolver borrowings as long-term as of May 28, 2006.

(b)	The 10 1/8% Senior Notes due 2009 were issued by Swift Operating on September 19, 2002 with original issue discount and generated gross proceeds to Swift Operating of approximately $250.5 million. Accretion of debt discount totaled approximately $2.5 million for each of the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006. On July 17, 2003, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the senior notes.

(c)	On March 11, 2005, Swift Holdings issued $105.0 million of 11% Senior Notes due 2010. The interest rate on the notes is 11% if paid in cash and 12% if paid in kind and capitalized into the loan amount. The notes were issued with original issue discount and generated gross proceeds of $104.7 million. On May 1, 2006, $6.3 million of interest was capitalized to the original issuance amount. Accretion of debt discount totaled $11 thousand and $52 thousand in the fiscal years ended May 29, 2005 and May 28, 2006, respectively.

(d)	Swift Operating issued $150.0 million of the 12 1/2% Senior Subordinated Notes due January 1, 2010 to ConAgra Foods at the closing of the Transaction. ConAgra Foods subsequently sold all $150.0 million aggregate principal amount of the senior subordinated notes in transactions exempt from the registration requirements of the Securities Act and on January 14, 2004, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the senior subordinated notes.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate minimum principal maturities of the long-term debt for each of the five years following May 28, 2006 and thereafter are as follows (in thousands):

Minimum Principal
Maturities

For the fiscal years ending May
2007	$1,802
2008	1,661
2009	2,246
2010	808,125
2011	2,526
Thereafter	18,880

Total minimum principal maturities	835,240
Less: Amount representing bond discount, net of accretion	(8,454)

Total debt	$826,786

As of May 28, 2006, Swift Operating had approximately $276.3 million of secured debt outstanding, approximately $22.6 million of outstanding letters of credit, and approximately $251.1 million of availability under its revolving credit facility.

A summary of the components of interest expense from continuing operations is presented below (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005	May 28, 2006

Interest on:
Revolving credit facility (approximately 6.02%, 7.48%, and 6.52%)(i)	$5,708	$5,977	$17,518
Term loan facility (approximately 4.9%, 4.4%, and 0.0%)	8,956	9,438	—
Senior notes due 2009 (10.125% rate)	27,637	27,068	27,068
Senior notes due 2010 (approximately 0.0%, 11.0%, and 11.6%)	—	2,551	12,165
Senior subordinated notes (12.5% rate)	19,016	18,706	18,706
Capital lease interest	1,709	1,653	1,635
Other miscellaneous interest charges	477	578	754
Interest rate swap	1,260	(1,603)	2,714
Capitalized interest	(448)	(192)	(393)
Amortization of deferred financing costs(ii)	6,594	14,448	5,933
Amortization of original issue discount(iii)	2,537	2,500	2,542
Interest income	—	(895)	(1,104)

Total interest expense, net	$73,446	$80,229	$87,538

(i)	On May 26, 2005, Swift Operating entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The original credit facility included a term loan facility which was converted to the revolving credit facility under the Amended Credit Agreement. These amounts represent interest on the

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding balance of the amount drawn on the revolving credit facility, plus a 0.375% commitment fee on the unused portion of the revolving credit facility and other fees associated with the revolving credit facility.

(ii)	Represents amortization expense utilizing an average maturity of 7 years. Also includes expense of approximately $7.1 million of fees capitalized in prior years related to the senior credit facilities that were refinanced in May 2005.

(iii)	Represents amortization of the original issue discount on the senior notes due 2009 and the senior notes due 2010 of $17.7 million utilizing the effective interest method.

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

Availability.  Availability under the Amended Credit Agreement with respect to any borrower is subject to a borrowing base. The borrowing base for Swift Operating is based on its and certain of its domestic wholly owned subsidiaries’ assets as described below. The borrowing base for the Australian borrowers is based on the borrowing base for Swift Operating plus a borrowing base based on the Australian borrowers’ and certain of their wholly owned subsidiaries’ assets. The borrowing base consists of percentages of a given company’s eligible accounts receivable, cash, inventory, and supplies and the lesser of a sublimit and percentages of their respective eligible equipment and real property, in each case, less certain eligibility and availability reserves.

Security and Guarantees.  Borrowings made by Swift Operating and all guarantees of those borrowings are collateralized by a first priority perfected lien and interest in all of the capital stock of Swift Operating’s domestic subsidiaries and 65% of the capital stock of Swift Operating’s first tier foreign subsidiaries, as well as all of Swift Operating’s other assets and the other assets of all of its domestic subsidiaries, subject to certain exceptions. Borrowings made by the Australian subsidiaries and all guarantees of those borrowings are collateralized by all of the capital stock and other assets securing the borrowings made by Swift Operating, as well as all of the capital stock of Swift Operating’s subsidiaries and other assets of Swift Operating’s Australian subsidiary borrowers and their wholly owned subsidiaries, subject to certain exceptions. Swift Holdings and Swift Operating’s domestic subsidiaries guarantee repayment of the obligations and the obligations of Swift Operating and the Australian subsidiaries under the Amended Credit Agreement. In addition, Swift Operating and its domestic subsidiaries guarantee, and the wholly owned subsidiaries of its Australian subsidiary borrowers, and its other foreign subsidiaries guarantee, the obligations of the Australian subsidiary borrowers.

Covenants.  The Amended Credit Agreement contains customary representations and warranties and a financial covenant that requires a minimum ratio of consolidated EBITDA (Earnings Before Income Taxes, Depreciation, and Amortization) to fixed charges (as such terms are defined in the Amended Credit Agreement) of 1.15 to 1.00 which is only tested if borrowing availability under the Amended Credit Agreement is less than

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$75.0 million. The Amended Credit Agreement also contains negative covenants that limit the ability of Swift Operating and its subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on property, revenue, or assets;

•	make certain loans or investments;

•	sell or dispose of assets;

•	pay certain dividends and other restricted payments;

•	prepay or cancel certain indebtedness;

•	dissolve, consolidate, merge, or acquire the business or assets of other entities;

•	enter into joint ventures other than certain permitted joint ventures or create certain other subsidiaries;

•	enter into new lines of business;

•	enter into certain transactions with affiliates and certain permitted joint ventures;

•	agree to restrictions on the ability of the subsidiaries to make dividends;

•	agree to enter into negative pledges in favor of any other creditor; and

•	enter into sale/leaseback transactions and operating leases.

The restrictions on the ability of Swift Operating and its subsidiaries to enter into capital lease obligations and sale and leaseback transactions, to make loans or investments, and to pay dividends and other restricted payments applies only when borrowing availability under the Amended Credit Agreement is less than $75.0 million. Swift Operating was in compliance with all of its covenants as of May 29, 2005 and May 28, 2006.

The Amended Credit Agreement also contains customary events of default, including failure to perform or observe terms, covenants or agreements included in the Amended Credit Agreement, payment of defaults on other indebtedness, defaults on other indebtedness if the effect is to permit acceleration, entry of unsatisfied judgments or orders against a loan party or its subsidiaries, failure of any collateral document to create or maintain a priority lien, change of control and certain sales of the Australian borrowers, and certain events related to bankruptcy and insolvency or environmental matters. If an event of default occurs the lenders may, among other things, terminate their commitments, declare all outstanding borrowings to be immediately due and payable together with accrued interest, and fees and exercise remedies under the collateral documents relating to the Amended Credit Agreement.

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

Senior Notes due 2010 — On March 11, 2005, Swift Holdings issued $105.0 million of 11% senior notes due 2010. The notes were issued with original issue discount and generated gross proceeds to Swift Holdings of $104.7 million. The senior notes will mature on March 11, 2010. Interest is payable semi-annually in arrears on

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 1 and November 1 of each year commencing on November 1, 2005 at the rate of 11.0% per annum, if paid in cash. During the period ending on the earlier of November 1, 2006 or a qualified initial public offering by Swift Foods, Swift Holdings must pay cash interest on the senior notes to the extent Swift Operating has cash on hand and is permitted to dividend cash to Swift Holdings under Swift Operating’s debt instruments, with any unpaid interest to be paid in kind and capitalized. After this restricted period, interest may be paid in cash, capitalized, or a combination thereof at the option of Swift Holdings. If interest is paid in kind and capitalized and not paid in cash on the semi-annual due dates, the interest rate increases to 12.0%. The senior notes may be redeemed at the option of Swift Holdings at any time at the redemption price set forth in the indenture. Upon completion of a change in control, including an initial public offering by Swift Holdings’ indirect parent Swift Foods, the senior notes are mandatorily redeemable at the option of the holders at the redemption price set forth in the indenture. The senior notes are guaranteed by Swift Foods.

Senior Subordinated Notes — On September 19, 2002, Swift Operating issued $150.0 million aggregate principal amount of 12.5% senior subordinated notes due 2010 to ConAgra Foods. ConAgra Foods subsequently sold all $150.0 million aggregate principal amount of the senior subordinated notes in transactions exempt from the registration requirements of the Securities Act. The senior subordinated notes will mature on January 1, 2010. Interest is payable semi-annually on April 1 and October 1 of each year commencing on April 1, 2003. On January 14, 2004, Swift Operating completed an exchange offer in which it exchanged new notes that were registered under the Securities Act for the senior subordinated notes. The senior subordinated notes may be redeemed at the option of Swift Operating at any time at the redemption price set forth in the indenture agreement. The senior subordinated notes are guaranteed by Swift Holdings and all of Swift Operating’s domestic subsidiaries.

Installment Note Payable — The installment note payable relates to Swift Operating’s financing of a capital investment. The capital investment bears interest at 5.4375% per annum with payments due on the first of each month and matures on July 1, 2013.

Guarantee of Debt of Indirect Parent — On March 11, 2005, Swift Foods issued $75.0 million of 10.25% convertible senior subordinated notes. The convertible notes will mature on March 11, 2010. Interest is payable semi-annually in arrears on May 1 and November 1 each year commencing on November 1, 2005 at the rate of 10.25% per annum, if paid in cash, or 11.25% per annum, if paid in kind and capitalized. The interest rate decreases to 6.00% following a qualified initial public offering by Swift Foods. During the period ending on the earlier of November 1, 2006 or a qualified initial public offering by Swift Foods, Swift Foods must pay cash interest to the extent Swift Operating has cash on hand and is permitted to dividend cash to Swift Holdings, and ultimately to Swift Foods, under Swift Operating’s debt instruments, with any unpaid interest to be paid in kind and capitalized. After a qualified initial public offering by Swift Foods, interest must be paid in cash. The convertible notes are guaranteed by Swift Holdings. The notes are convertible into shares of Swift Foods common stock following an initial public offering by Swift Foods at the conversion rate set forth in the convertible notes indenture. The notes may be redeemed by Swift Foods in year five at the redemption price set forth in the indenture.

Capital and Operating Leases — Swift Operating and certain of its subsidiaries lease the corporate headquarters in Greeley, Colorado; five distribution facilities located in Florida, Nebraska, Arizona, Colorado and Texas; sales offices in the US, Korea, Japan, Mexico, Hong Kong, China, and Taiwan; its distribution centers and warehouses in Australia; and a variety of equipment under operating lease agreements that expire in various years

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between 2007 and 2019. Future minimum lease payments at May 28, 2006, under capital and non-cancelable operating leases with terms exceeding one year are as follows (in thousands):

	Capitalized	Noncancellable
	Lease	Operating Lease
	Obligations	Obligations

For the fiscal years ending May
2007	$3,122	$6,792
2008	2,828	6,404
2009	2,828	5,371
2010	2,836	1,829
2011	2,645	1,158
Thereafter	12,076	5,320

Net minimum lease payments	26,335	$26,874

Less: Amount representing interest	(8,260)

Present value of net minimum lease payments	$18,075

Rent expense associated with operating leases, excluding discontinued operations, was $16.8 million, $16.3 million, and $17.5 million for the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006, respectively.

NOTE 6.	STOCK OPTION AND DEFINED CONTRIBUTION PLANS

  Stock Purchase Plans

Swift Foods has adopted a 2002 stock purchase plan and a 2005 stock purchase plan pursuant to which eligible employees and non-employees (including non-employee directors) of Swift Foods and its subsidiaries may purchase shares of common stock of Swift Foods. A total of 4,000,000 shares and 657,095 shares of common stock of Swift Foods were authorized for purchase under the 2002 stock purchase plan and the 2005 stock purchase plan, respectively, at a price per share as determined by the board of directors on the date of purchase. As of May 28, 2006, certain members of Swift Holdings’ management and non-employee directors held an aggregate of (i) 1,410,000 shares purchased under the 2002 stock purchase plan at a purchase price of $1.00 per share, (ii) 500,000 shares under the 2002 stock purchase plan at a purchase price of $1.01 per share and (iii) 286,940 shares purchased under the 2005 stock purchase plan at a purchase price of $1.32 per share. At May 28, 2006, there were 1,240,000 shares available for purchase under the 2002 stock purchase plan and 287,151 shares available for purchase under the 2005 stock purchase plan. Purchases under the 2002 plan were at the estimated fair market value of such shares on the date of purchase. Purchases under the 2005 plan were at less than fair market value in order to allow management to share in the economic benefit arising from the exercise of the Call Option, as discussed in Note 1, and compensation expense of $0.5 million was recorded by Swift Operating.

  2002 Stock Option Plan

At the closing of the Transaction, Former Swift Foods adopted the Swift Foods Company 2002 Stock Option Plan (the “Option Plan”), as assumed by Swift Foods in November 2004, pursuant to which options may be granted to employees and eligible non-employees of Swift Foods or subsidiaries for the purchase of shares of common stock of Swift Foods.

The employees and non-employees (including non-employee directors) eligible to receive awards under the Option Plan will be those individuals whose services to Swift Foods or subsidiaries are determined by the board of directors of Swift Foods (or a committee thereof) to have a direct and significant effect on the financial development of Swift Foods and subsidiaries. In addition, non-employee directors of Swift Foods who are eligible for awards

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Option Plan may elect to receive options under the plan in lieu of any annual fee for services as a director of Swift Foods.

A total of 21.5 million shares of common stock of Swift Foods are available for grant under the Option Plan and, as of May 28, 2006, options to purchase 18,224,988 such shares were outstanding. Both incentive stock options and nonqualified stock options may be granted under the Option Plan. The board of directors of Swift Foods (or a committee thereof) will administer and interpret the Option Plan and will determine, in its discretion, the employees and eligible non-employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period (which may not be more than ten years from the date the option is granted).

  Securities Authorized for Issuance under the 2002 Stock Option Plan

The following table provides information for the fiscal year ended May 28, 2006 about shares of Swift Foods common stock that may be granted under the Swift Foods Company 2002 Stock Option Plan.

	Number of Securities	Weighted-Average	Number of Securities
	to Be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by shareholders	18,224,988	$0.50	3,275,012
Equity compensation plans not approved by shareholders	—	$—	—

Total	18,224,988	$0.50	3,275,012

The weighted-average per share fair values and weighted-average exercise prices of options granted above, equal to and below market value on the date of grant are as follows:

			Weighted
		Weighted	Average
	Number of	Average	Exercise
	Shares	Fair Value	Price

Options granted equal to market value	17,224,988	$0.17	$0.46
Options granted above market value	1,000,000	$0.00	1.14

Total options granted	18,224,988	$0.17	$0.50

Stock option activity for the fiscal years ended May 30, 2004, May 29, 2005 and May 28, 2006 was as follows:

	Fiscal Year Ended
	May 30, 2004
		Weighted Average
	Shares	Exercise Price

Options outstanding, beginning of period	19,275,000	$1.05
Granted	850,000	$1.00
Exercised	—	—
Expired, forfeited, or canceled	(625,000)	$1.00

Options outstanding, end of period	19,500,000	$1.05

Exercisable	5,625,000	$1.04

Available for future grant	—

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended		Fiscal Year Ended
	May 29, 2005		May 28, 2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of period	19,500,000	$1.05	13,875,000	$0.33
Granted, including modified options(1)	21,750,000	$0.39	4,425,000	$1.01
Exercised	—	—	—	—
Expired, forfeited, canceled, or modified(1)	(27,375,000)	$0.89	(75,012)	$0.14

Options outstanding, end of period(2)	13,875,000	$0.33	18,224,988	$0.50

Exercisable	6,792,624	$0.35	9,578,960	$0.29

Available for future grant	7,625,000		3,275,012

(1)	On May 19, 2005, the Board of Directors of Swift Foods, upon recommendation of the compensation committee, adopted a resolution reducing the exercise price of all outstanding options granted to the extent necessary to reflect the dilution resulting from the dividend discussed in Note 7. Swift Holdings accounts for modifications of previously issued stock option awards under SFAS No. 123. Accordingly, the exercise price reduction did not qualify as a modification under GAAP and no additional expense was recognized.

(2)	The fiscal year ended May 29, 2005 excludes options to purchase 6,400,000 shares of Swift Foods’ common stock that remained outstanding at May 29, 2005 and were held by Mr. Simons, Swift Holdings’ and Swift Operating’s former President and Chief Executive Officer. On April 23, 2005, Swift Foods agreed to repurchase such options in connection with Mr. Simons’ departure and subsequently repurchased these options on June 6, 2005.

The following table summarizes information about stock options outstanding at May 28, 2006:

	Options Outstanding			Options Exercisable
Weighted Average
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.14 to $1.25	18,224,988	7.3 years	$0.50	9,578,960	$0.29

In addition to the Option Plan described above, ConAgra Foods granted options to certain employees of Swift Operating prior to the Transaction that vested through September 2004 and may be exercised by its employees. Swift Operating recognized $1.2 million of expense related to stock-based compensation provided by ConAgra Foods in the fiscal year ended May 30, 2004, which has been reflected as a capital contribution in the accompanying statements of stockholder’s equity.

In the thirteen weeks ended May 29, 2005, Swift Operating recorded an equity impact of $4.8 million related to Swift Foods’ repurchase of Swift Foods common stock and options held by John Simons, its former chief executive officer and president. Swift Operating also recorded compensation expense of $1.9 million related to the final vesting of options held by Mr. Simons.

  Defined Contribution Plans

As of the date of the Transaction, Swift Operating established two tax-qualified employee savings and retirement plans (the “401(k) Plans”) covering Swift Operating’s employees, both union and non-union. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by Swift Operating, based on specific terms contained in the 401(k) Plans. The trustee of the 401(k) Plans, at the direction of each participant, invests the assets of the 401(k) Plans in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Swift Operating’s expenses related to the matching provisions of the 401(k) Plans totaled approximately $6.9 million, $6.7 million, and $7.0 million for the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006, respectively. One of Swift Operating’s facilities participates in multiemployer pension plans. Swift Operating’s contributions to these plans, which are included in cost of goods sold in the statements of earnings, were $0.3 million for each of the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006, respectively.

Employees of Swift Australia do not participate in Swift Operating’s 401(k) Plans. Under Australian law, Swift Australia contributes a percentage of employee compensation to a superannuation fund. This contribution approximated 9% of employee cash compensation for fiscal years 2004, 2005, and 2006 as required under the Australian “Superannuation Act of 1997”. As the funds are administered by a third party, once this contribution is made to the fund, Swift Australia has no obligation for payments to participants or oversight of the fund. Swift Operating’s expenses related to contributions to this fund totaled $11.0 million, $12.9 million, and $11.9 million for the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006.

NOTE 7.	RELATED PARTY TRANSACTIONS

The Predecessor historically entered, and Swift Operating currently enters, into transactions in the normal course of business with affiliates of ConAgra Foods that are not part of the Acquired Business. As of September 23, 2004, ConAgra Foods ceased to be a related party with Swift Operating due to the Call Option (see Note 1 for further explanation). Net sales to these parties, which are included in net sales in the statement of earnings, were $638.8 million for the fiscal year ended May 30, 2004. Sales to ConAgra Foods included in net sales on the statement of earnings for the period prior to September 23, 2004 were $250.0 million for the fiscal year ended May 29, 2005. Purchases from affiliates of ConAgra Foods, which are included in cost of goods sold in the statement of earnings, were $915.4 million for the fiscal year ended May 30, 2004. For the period prior to September 23, 2004, purchases totaling $233.2 million are included in cost of goods sold in the statement of earnings for the fiscal year ended May 29, 2005. These amounts include purchases made under the Live Cattle Supply Agreement referred to below.

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

Stockholders Agreement — HMTF Rawhide, ConAgra Foods, Hicks Muse, and Former Swift Foods entered into a Stockholders Agreement, which was assumed by Swift Foods in November 2004, that includes provisions regarding, among others, the election of directors, registration rights, restrictions on transfer, and other rights regarding sales of Swift Foods stock by Hicks Muse.

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

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Stockholders Agreement also provides that HMTF Rawhide may require Swift Foods, subject to certain registration volume limitations, to effect up to four demand registrations of its Swift Foods common stock under the Securities Act at any time after consummation of a qualified Initial Public Offerings (“IPO”) (as defined in the Stockholders Agreement). The Stockholders Agreement also provides that in the event Swift Foods proposes to register any shares of its common stock under the Securities Act, whether or not for its own account, holders of common stock subject to the Stockholders Agreement will be entitled, with certain exceptions, to include their shares of common stock in such registration. In addition, the $150.0 million note issued to ConAgra Foods as part of the payment for the Acquired Business provides that after a qualified IPO, ConAgra Foods has the right to require Swift Foods to act as a guarantor of the $150.0 million note and to register the resale of such note by ConAgra Foods.

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

The Stockholders Agreement granted Hicks Muse and its affiliates the right to purchase all of the securities of Swift Foods held by ConAgra Foods and its affiliates at any time during the five years following the closing of the Transaction based on a contractual formula which takes into account balance at inception, adjustments for net income/losses and certain other transaction related amounts. On July 30, 2004, Hicks Muse gave notice of its exercise of this right. The closing of the purchase occurred on September 23, 2004 due to the Call Option (see Note 1 for further discussion of this transaction).

With respect to shares owned by management, the Stockholders Agreement provides repurchase rights upon the occurrence of certain events.

The Stockholders Agreement will terminate by its terms on the 18th anniversary of the closing of the Transaction. In addition, the provisions of the Stockholders Agreement regarding the election of directors, tag along rights, co-sale rights, Hicks Muse’s right of first refusal, and the general restriction on transfers will each terminate upon the completion of a qualified IPO.

Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement (the “Monitoring and Oversight Agreement”) with an affiliate of HM Capital Partners, LLC (formerly known as Hicks, Muse, Tate & Furst, Incorporated) (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing oversight and monitoring services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly. Selling, general, and administrative expense include $2.5 million, $2.9 million, and $2.4 million for the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006, respectively, related to this agreement.

Swift Operating has agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, if any, agents, independent contractors, and employees from and against all claims, liabilities, damages, losses, and expenses arising out of or in connection with the services rendered by Hicks Muse Partners pursuant to the Monitoring and Oversight Agreement. One of Swift Operating’s directors, Mr. Muse, is a

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited partner of Hicks Muse Partners and a director, officer, and stockholder of the general partner of Hicks Muse Partners.

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

Financial Advisory Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries also entered into a ten-year agreement (the “Financial Advisory Agreement”) pursuant to which an affiliate of Hicks Muse (“Hicks Muse Partners”) received a cash financial advisory fee equal to $15.0 million upon the closing of the Transaction as compensation for its services as financial advisor for the Transaction. The Financial Advisory Agreement also provided for Hicks Muse Partners to receive an expense reimbursement of $2.0 million upon the closing of the Transaction. These fees were included as part of the expenses of the Transaction. The expense reimbursement was agreed upon in the purchase agreement to reimburse Swift Operating’s chairman for normal due diligence costs incurred in evaluating and analyzing the acquisition. The agreement provided for a defined reimbursement of $2.0 million to cover due diligence expenses without having to provide Swift Operating with detailed expense records. These fees were included as part of the expenses of the Transaction.

Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the transaction value for any subsequent transaction in which Swift Operating is involved that is consummated during the term of the Financial Advisory Agreement. In connection with the sale of the FJ Walker division (see Note 12), Swift Operating paid $0.8 million to Hicks Muse Partners under this agreement which amount was included in the recognized gain on sale. Under this agreement, Swift Operating also paid Hicks Muse Partners $0.4 million in connection with the sale of the non-fed cattle processing facilities (see Note  12) which amount was included in the recognized loss on sale.

The Financial Advisory Agreement makes available the investment banking, financial advisory, and other similar services of Hicks Muse Partners. Swift Operating believes the services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by it without the addition of personnel or the engagement of outside professional advisors. In management’s opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Swift Operating.

Swift Operating has agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, if any, agents, independent contractors, and employees from and against all claims, liabilities, damages, losses, and expenses arising out of or in connection with the services rendered by Hicks Muse Partners pursuant to the Financial Advisory Agreement. One of Swift Operating’s directors, Mr. Muse, is a limited partner of Hicks Muse Partners and a director, officer, and stockholder of the general partner of Hicks Muse Partners.

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

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Supplier Agreement — At the closing of the Transaction, Swift Operating entered into a preferred supplier agreement with ConAgra Foods pursuant to which, for an initial term of seven years, Swift Operating and certain of its subsidiaries will supply those fresh beef and pork products historically provided by Swift Beef and Swift Pork to ConAgra Foods and certain of its subsidiaries on a delivered basis based on pricing mechanics consistent with past practices. In addition, ConAgra Foods offered Swift Operating the opportunity to supply additional fresh beef and pork products required by ConAgra Foods as a result of changes in its product mix or due to product reformulations. Swift Operating and ConAgra Foods will meet periodically during the term of the agreement to discuss and determine pricing and payment mechanisms and procedures. ConAgra Foods ceased to be a related party with Swift Operating on September 23, 2004 due to the Call Option (see Note 1). For the fiscal year ended May 30, 2004, Swift Operating sold $638.8 million of products to ConAgra Foods under this agreement. For the period prior to September 23, 2004 (the date at which ConAgra Foods ceased to be a related party with Swift Operating), Swift Operating sold $250.0 million of products to ConAgra Foods during the fiscal year ended May 29, 2005.

Transition Services Agreement — At the closing of the Transaction, Swift Operating, certain of its direct and indirect parents and subsidiaries, and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into a one-year transition services agreement (the “Transition Services Agreement”) with ConAgra Foods pursuant to which, among other things, ConAgra Foods provided certain transition services, including information technology, accounting, risk management, market research, and product brokerage services, to Swift Operating and Swift Beef provided certain transition services, including information technology, purchasing and human resources services, to ConAgra Foods. The parties agreed, during the term of the agreement which expired on September 19, 2003, to use their commercially reasonable efforts to locate third party service providers to replace the services provided under the Transition Services Agreement. Payments received from ConAgra Foods for services Swift Operating provided under this agreement for fiscal year ended May 30, 2004 were $0.3 million. For this same period, Swift Operating paid $1.1 million to ConAgra Foods for services provided to it under this agreement. Such amounts are included in cost of goods sold and selling, general, and administrative expenses in the accompanying consolidated statement of earnings. No amounts were received or paid during the fiscal years ended May 29, 2005 or May 28, 2006.

Live Cattle Supply Agreement — At the closing of the Transaction, Swift Beef and the entity that operated the domestic cattle feeding operations acquired from ConAgra Foods (“Monfort”) entered into a live cattle supply agreement (the “Cattle Supply Agreement”) pursuant to which Swift Beef agreed to purchase all of the cattle produced by the domestic cattle feeding business from such entity for processing at facilities owned by Swift Beef. The Cattle Supply Agreement terminated on September 19, 2004, the maturity date of the term loan and revolving credit facility between the domestic cattle feeding operations and ConAgra Foods. For the fiscal years ended May 30, 2004 and May 29, 2005, Swift Beef paid $871.8 million and $211.9 million, respectively, under this agreement, which amount is included in cost of goods sold in the statements of earnings.

On September 24, 2004, the common stock of Monfort was tendered to ConAgra Foods in full settlement of, and release from, all outstanding obligations under Monfort’s credit facility. The settlement included an agreement to continue the cattle supply to Swift Beef until all of the remaining cattle inventory of the feedlots was finished and delivered to Swift Beef’s processing facilities, or December 31, 2004, whichever was earlier. The former feedlots supplied approximately 40% of the Greeley, Colorado plant’s historical processing needs, while the remaining 60% was provided by unrelated third parties.

By-Products Marketing Agreement — On October 8, 2003, Swift Operating entered into a by-products marketing agreement (the “Marketing Agreement”) with ConAgra Trade Group, Inc. (“CTG”) pursuant to which Swift Operating sold to CTG certain by-products resulting from its processing of cattle and hogs in its US operations at prices in accordance with the agreement. The term of the agreement commenced on May 26, 2003 and will terminate on May 31, 2009. The parties split the pre-tax profit or losses resulting from CTG’s marketing of the by-products purchased based on a sliding scale. As of September 23, 2004, CTG ceased to be a related party with Swift Operating due to the Call Option (see Note 1 for further discussion of this transaction). For the fiscal year

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended May 30, 2004, Swift Operating received approximately $3.8 million from CTG under the agreement. For the period prior to September 23, 2004, the consolidated statement of earnings for the fiscal year ended May 29, 2005 includes $0.7 million of income related to this agreement.

On October 8, 2003, Swift Operating entered into a separate agreement for by-products marketing of its Australian operations with CTG pursuant to which it sells certain by-products resulting from its processing of cattle at prices in accordance with the agreement. In addition, Swift Operating received the right to continue utilizing the existing business name “CTG Rendered Products” for by-products in Australia and New Zealand. The term of the agreement commenced on May 26, 2003 and will terminate on May 31, 2009. CTG ceased to be a related party with Swift Operating on September 23, 2004 due to the Call Option (see Note 1). The consolidated statement of earnings for the fiscal year ended May 30, 2004 includes $1.0 million of income related to this agreement. For the period prior to September 23, 2004, the consolidated statement of earnings for the fiscal year ended May 29, 2005 includes $0.5 million of income related to this agreement.

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

Tax Sharing Agreement — In connection with the closing of the Transaction, Swift Operating and certain of its direct and indirect parent entities and the entities that acquired and operate the domestic cattle feeding operations of ConAgra Foods entered into a tax sharing agreement pursuant to which Swift Operating is obligated, among other things, to distribute to Swift Foods any taxes attributable to it and its subsidiaries and under which Swift Operating will be indemnified for any taxes paid by it or its subsidiaries on behalf of any other member of Swift Foods’ consolidated tax group.

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

Indemnity Side Letter — In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs, and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. As of May 28, 2006, Swift Holdings has a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represents additional claims from customers who received reimbursement for recall related costs from Swift Operating.

Transactions with Parent Company

Dividends to Parent Company — In September 2004, Swift Operating paid a cash dividend of $121.4 million to Swift Holdings and Swift Holdings paid a cash dividend of this amount to S&C Holdco 2, Inc. This resulted in a reduction of retained earnings of $107.6 million and a reduction in additional paid in capital of $13.8 million in the thirteen weeks ended August 29, 2004. The dividend was subsequently distributed as a dividend to Former Swift Foods to fund the Call Option described in Note 1.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the thirteen weeks ended May 29, 2005, the Board of Directors of Swift Operating authorized a cash dividend of $93.7 million which resulted in a reduction of additional paid in capital of $93.7 million. The dividend was paid on March 11, 2005 out of the net proceeds contributed to Swift Operating from the $105.0 million of senior notes issued by Swift Holdings in March 2005 as described in Note 5. The March 2005 dividend was subsequently distributed to the holders of Swift Foods common stock. Due to financial covenant restrictions contained in the indentures governing the senior notes and senior subordinated notes previously issued by Swift Operating, Swift Operating was restricted from paying a dividend of the full net proceeds it received from the Swift Holdings senior notes offering.

The Board of Directors of Swift Operating authorized the payment of a dividend of $6.8 million during the thirteen weeks ended May 29, 2005, to be paid in the thirteen weeks ended August 28, 2005, in connection with the departure of its former chief executive officer and president. The authorization resulted in a reduction of retained earnings of $6.8 million in fiscal 2005. The dividend was subsequently distributed to Swift Foods to fund Swift Foods’ repurchase of Swift Foods’ common stock and options held by the former chief executive officer and president.

During the thirteen weeks ended November 27, 2005, a dividend of $0.4 million was declared and paid by Swift Operating to Swift Foods to fund debt interest payments on Swift Foods’ convertible senior subordinated notes.

Guarantee — In connection with Swift Holdings’ issuance of $105.0 million of senior notes due March 2010, on March 11, 2005 (see Note 5 for further discussion of these notes), Swift Foods, an indirect parent of Swift Holdings, issued a guarantee of the senior notes. If Swift Holdings is unable to perform under the senior notes indenture, Swift Foods would be required to satisfy the obligation.

Surety Guarantee — On December 16, 2005, Swift Foods and Swift Holdings issued a parental guarantee to certain surety insurance carriers related to the livestock surety bonds of their subsidiary Swift Operating. The livestock bonds are required by the Packers & Stockyards Administration of the US Department of Agriculture under the Packers and Stockyards Act of 1921 and would be triggered only in the event that Swift Operating failed to properly pay livestock producers for animals delivered to its plants.

Payables and Receivables with Parent — In connection with the issuance of Swift Holdings’ $105.0 million of senior notes due March 2010 in fiscal 2005, Swift Foods, an indirect parent of Swift Holdings, paid certain debt issuance costs on behalf of Swift Holdings. These costs are reflected as a payable to related party in the May 29, 2005 and May 28, 2006 consolidated balance sheets. At May 29, 2005, accounts receivable from related parties includes a receivable from Swift Foods for various expenses paid by Swift Holdings on behalf of Swift Foods.

Transactions with Affiliated Companies

During the fiscal year ended May 28, 2006, Swift Operating purchased $2.2 million of cattle hides from Coleman Natural Meats (“Coleman”), an independent meat packing company controlled by Swift Operating’s non-executive chairman. In addition, it provided certain further processing capabilities to Coleman in the amount of $0.3 million during the fiscal year ended May 28, 2006. Such services were performed on a cost reimbursement basis.

In September 2005, Swift Foods purchased a claim of Snow Ball Foods, LLC (“Snow Ball”) against an unrelated third party. Booth Creek Management, an affiliate of George N. Gillett, Jr., the chairman of the board of Swift Foods and its subsidiaries, owns an indirect equity interest in both Snow Ball and Swift Foods. Swift Foods paid Snow Ball $0.2 million in September 2005 and issued a promissory note for an additional $0.2 million payable in September 2006. Swift Operating, an indirect subsidiary of Swift Foods, agreed to reimburse Swift Foods for these amounts and recognized an expense of $0.4 million which is included in Swift Holdings’ results of operations for the fiscal year ended May 28, 2006.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	INCOME TAXES

The pre-tax income on which the provision for income taxes was computed is as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005	May 28, 2006

Domestic	$59,326	$(70,219)	$(147,927)
Foreign	3,082	69,442	(35,019)

Total	$62,408	$(777)	$(182,946)

Income tax expense includes the following current and deferred provisions (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005	May 28, 2006

Current provision:
Federal	$7,450	$377	$(50)
State	1,942	472	293
Foreign	6,736	25,651	1,037

Total current tax expense	16,128	26,500	1,280

Deferred provision:
Federal	8,708	(21,302)	(39,835)
State	689	(2,325)	(4,424)
Foreign	(3,979)	(18,583)	(10,419)

Total deferred tax expense	5,418	(42,210)	(54,678)

Total income tax expense (benefit)	$21,546	$(15,710)	$(53,398)

The principal differences between the effective income tax rate, and the US statutory federal income tax rate were as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005	May 28, 2006

Expected tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	2.5	102.3	3.4
Non deductible expense	—	(103.4)	(0.5)
Benefit from export sales	(4.9)	404.3	1.7
Valuation allowance	1.5	(580.0)	(8.3)
Unremitted earnings	—	—	(6.4)
Australian election benefit	—	2,361.2	—
Other, net	0.4	(197.5)	4.3

Effective tax rate	34.5%	2,021.9%	29.2%

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences that gave rise to a significant portion of deferred tax assets (liabilities) were as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	May 29, 2005	May 28, 2006

Inventory	$(9,631)	$(13,152)
Derivatives	(17)	(20)
Depreciation and amortization	(63,143)	(50,204)
Undistributed earnings	(42,446)	(52,594)
All other	(2,304)	(4,842)

Gross deferred tax liability	(117,541)	(120,812)

Accounts receivable reserve	652	535
Inventory	345	480
Derivatives	89	—
Depreciation and amortization	—	5,918
Accrued liabilities	12,704	22,078
Restructuring related charges	93	—
Net operating loss	25,416	85,511
Capital loss	4,127	4,096
Tax credit carryforwards	4,219	4,749
All other current	749	227
All other long-term	1,470	1,770

Total deferred tax asset	49,864	125,364
Valuation allowance	(5,470)	(20,693)

Net deferred tax assets	44,394	104,671

Net deferred tax liability	$(73,147)	$(16,141)

Financial statement classification:
Current deferred tax asset (included in other current assets)	$4,713	$11,459
Current deferred tax liability (included in accrued liabilities)	(4,027)	(6,332)
Long-term deferred tax asset (included in other assets)	—	689
Long-term deferred tax liability (included in other non-current liabilities)	(73,833)	(21,957)

Net deferred tax liability	$(73,147)	$(16,141)

Swift Holdings recognized a tax benefit of $13.8 million in 2005 resulting from a remeasurement of deferred tax liabilities due to an election under applicable Australian tax law that permitted a one-time step up in the tax basis of certain assets.

At May 28, 2006, Swift Operating has federal net operating loss carryforwards of approximately $195.8 million expiring in the years 2007 through 2024. The fiscal 2005 increase in the valuation allowance was partially offset with $0.1 million of net operating losses that expired during the year. Swift Operating recorded a valuation allowance of approximately $0.4 million related to state net operating losses that existed at the date of the Transaction. If Swift Operating determines that it is more likely than not that it will be able to utilize these net

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating losses, release of the valuation allowance would be shown as an adjustment to goodwill or other non-current assets.

Swift Operating has provided a valuation reserve against the benefits of certain deferred tax assets, including certain state net operating loss carryforwards, charitable contribution carryforwards, capital loss carryforwards, and federal tax credit carryforwards because Swift Operating believes it is more likely than not that the carryforwards will expire before being utilized. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes, Swift Operating has established valuation allowances on the carryforward balances as shown in the schedule below (in thousands).

	Beginning
	Fiscal Year	Additions/	Fiscal Year Ended	Additions/	Fiscal Year Ended
	May 31, 2004	Adjustments	May 29, 2005	Adjustments	May 28, 2006

State net operating losses	$966	$377	$1,343	$5,551	$6,894
Federal tax credits	—	—	—	4,749	4,749
Charitable contribution carryforwards	—	—	—	979	979
Tax goodwill	—	—	—	3,944	3,944
Capital loss carryforwards	—	4,127	4,127	—	4,127

Balance	$966	$4,504	$5,470	$15,223	$20,693

As of May 28, 2006, Swift Operating has considered accumulated earnings of certain foreign subsidiaries of approximately $46.0 million, to be indefinitely reinvested. Such earnings would be subject to US taxation if repatriated to the US. The amount of unrecognized tax liability associated with the permanently reinvested cumulative undistributed earnings is approximately $13.6 million. Should Swift Operating decide to repatriate such earnings or change its assumption about indefinite reinvestment in the future, the related taxes would be charged to earnings at that time. Furthermore, Swift Operating does not accrue deferred taxes on the currency translation adjustment component of equity relating to investments in foreign subsidiaries existing at the time of the Transaction.

At the date of the Transaction, Swift Operating acquired approximately $93.0 million of previously taxed income related to certain foreign subsidiaries. Swift Operating has the ability to make certain tax elections to repatriate these earnings tax free. Therefore, Swift Operating has accrued a deferred tax liability of $13.5 million related to foreign currency translation gains on the previously taxed income since the date of the Transaction.

At the date of the Transaction, Swift Operating inherited a carryover tax basis from its predecessor. The predecessor is under examination by taxing authorities which may result in changes to Swift Operating’s tax basis. Adjustments to tax basis would require Swift Operating to adjust its purchase accounting pursuant to EITF No. 93-7 and may have an impact on its financial position and results of operations.

Swift Operating and ConAgra Foods have executed a tax sharing agreement that defines the parties’ rights and obligations with respect to deficiencies and refunds of federal, state, and other taxes relating to the ConAgra Red Meat Business for tax years prior to the Transaction. In general, Swift Operating is responsible for filing federal and state returns and paying associated taxes for periods beginning September 19, 2002. ConAgra Foods is responsible for filing returns and paying taxes related to the ConAgra Red Meat Business for periods prior to September 19, 2002.

NOTE 9.	LEGAL PROCEEDINGS

On May 10, 2002, a lawsuit was filed against ConAgra Foods, Inc. and ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company) in the United States District Court for the District

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Nebraska seeking certification of a class of all persons who had sold fed cattle to ConAgra Foods for cash, or on a basis affected by the cash price for fed cattle, during the period in which claims may be maintained pursuant to the applicable statute of limitations. The case was originally filed by two named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate exceeds 15,000. The complaint alleged that ConAgra Foods, in violation of the Packers and Stockyards Act of 1921, used its market power and alleged use of captive supplies of fed cattle to reduce the prices paid to cattle producers in the cash market. The plaintiffs sought declaratory relief, unspecified compensatory damages, attorneys’ fees and expenses, and injunctive relief. On December 4, 2002, the complaint was amended to substitute two corporate entities for one of the individual plaintiffs. On December 16, 2002, the plaintiffs moved for class certification. ConAgra Foods answered the amended complaint and filed a brief in opposition to the plaintiff’s motion for class certification. The court has not ruled on plaintiffs’ motion for class certification. On April 21, 2004, the court stayed all proceedings in this case pending the outcome of an appeal in a separate case, in which neither ConAgra Foods nor Swift Operating is a party, that was pending in the United States Court of Appeals for the Eleventh Circuit. On March 27, 2006, the United States Supreme Court denied the plaintiff’s appeal in the separate proceeding, leaving the Eleventh Circuit’s decision in favor of the defendant beef processor intact. On April 4, 2006 the plaintiffs in the case against Swift Beef Company requested the dismissal of the lawsuit which was granted on April 5, 2006.

On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company, and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek an estimated $9.2 million in actual damages against Swift Beef under various causes of action, including restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. On April 12, 2006, the jury returned a verdict against three of the four defendants, including a $2.25 million verdict against Swift Beef. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities to the extent such damages together with any other indemnifiable claims under the acquisition agreement entered into to effect the Transaction exceed a minimum threshold of $7.5 million. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers. A judgment has not been entered on the verdict and Swift Operating believes there exist substantial grounds for successful post-trial motions and appeals.

Swift Operating is also a party to a number of other lawsuits and claims arising out of the operation of its businesses. Management believes the ultimate resolution of such matters should not have a material adverse effect on Swift Operating’s financial condition, results of operations, or liquidity. Attorney fees are expensed as incurred.

NOTE 10.	BUSINESS SEGMENTS

Swift Operating is organized into three operating segments, which are also Swift Operating’s reportable segments: Swift Beef, Swift Pork, and Swift Australia. Segment operating performance is evaluated by the Chief Operating Decision Maker (“CODM”), as defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, based on Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”).

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the segments are consistent with those described in Note 2. All intersegment sales and transfers are eliminated in consolidation.

Swift Beef — The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, Swift Beef also sells beef by-products to the variety meat, feed processing, fertilizer, automotive, and pet food industries.

In August 2005, Swift Operating closed its Nampa, Idaho non-fed cattle processing facility. The closure was due to continued difficulty of sourcing older non-fed cattle for slaughter in the Northwestern US and the uncertainty surrounding the opening of the Canadian border to the importation of livestock older than 30 months of age. On May 26, 2006, Swift Operating completed the sale of the idled Nampa facility as well as the operating Omaha, Nebraska non-fed cattle processing facility. Due to significant continuing involvement with the non-fed processing facilities through a raw material supply agreement, the operating results related to these plants for all periods presented have been reflected in continuing operations.

Swift Pork — A significant portion of Swift Pork’s revenues are generated from the sale of products predominantly to retailers of fresh pork including trimmed cuts such as loins, roasts, chops, butts, picnics, and ribs. Other pork products, including hams, bellies, and trimmings are sold predominantly to further processors who, in turn, manufacture bacon, sausage, and deli and luncheon meats. The remaining sales are derived from by-products and from the results of North American Food Processing, a company division focusing on further-processed, higher-margin products.

Swift Australia — The majority of Swift Australia’s revenues are generated by the meat processing division, from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. The foods division produces value-added meat products including toppings for pizzas and meat patties for McDonalds. FJ Walker Foods (“FJ Walker”), the portion of the foods division that supplied meat patties and operating supplies to McDonalds, was sold in April 2005. Accordingly, the results of this division are reported as discontinued operations and the segment amounts for Swift Australia have been adjusted to exclude the results of FJ Walker for all periods presented. See Note 12 for further discussion of the FJ Walker disposition. The wholesale trading division trades in boxed meat products to brokers and retailers who resell those products to end customers.

Corporate and Other — Includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005	May 28, 2006
	(In thousands)

Net Sales
Swift Beef	$5,998,913	$5,604,005	$5,579,021
Swift Pork	1,981,319	2,242,846	2,069,518
Swift Australia	1,490,791	1,870,890	1,744,919
Corporate and Other	(34,863)	(48,639)	(43,431)

Total	$9,436,160	$9,669,102	$9,350,027

Depreciation, Amortization, and Goodwill Impairment Charges(i)
Swift Beef	$51,028	$47,695	$43,903
Swift Pork	18,377	19,219	19,427
Swift Australia	14,862	16,619	37,797
Corporate and Other	—	—	—

Total	$84,267	$83,533	$101,127

EBITDA
Swift Beef	$44,656	$(65,132)	$(97,082)
Swift Pork	132,619	122,091	73,336
Swift Australia	42,891	106,044	29,465
Corporate and Other	(45)	(18)	—

Total	220,121	162,985	5,719

Depreciation, amortization, and goodwill impairment charges(i)	(84,267)	(83,533)	(101,127)
Interest expense, net	(73,446)	(80,229)	(87,538)

Total income (loss) from continuing operations before income taxes	$62,408	$(777)	$(182,946)

(i)	The years ended May 29, 2005 and May 28, 2006 include goodwill impairment charges of $1.0 million and $21.1 million related to the Swift Beef and Australia segments, respectively.

	May 30, 2004	May 29, 2005	May 28, 2006
	(In thousands)

Capital Expenditures
Swift Beef	$29,344	$16,315	$20,696
Swift Pork	15,129	14,492	11,322
Swift Australia	17,585	20,591	22,035

Total	$62,058	$51,398	$54,053

Corporate and Other  — Includes certain assets not directly attributable to the primary segments as well as the parent companies’ investments in each operating subsidiary. Due to operating result declines in the subsidiaries, the corporate and other balance has declined at each balance sheet date.

Eliminations — Includes eliminations resulting from the consolidation process.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 30, 2004	May 29, 2005	May 28, 2006
		(In thousands)

Total Assets
Swift Beef	$773,177	$735,232	$759,300
Swift Pork	281,074	299,285	291,745
Swift Australia	527,441	556,094	525,597
Corporate and other	926,974	776,278	383,727
Eliminations	(810,979)	(726,115)	(430,128)

Total	$1,697,687	$1,640,774	$1,530,241

Sales by geographical area based on the location of the facility recognizing the sale (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005	May 28, 2006

Net Sales:
United States	$8,307,850	$8,191,012	$7,690,596
Australia	1,128,310	1,478,090	1,659,431

Total	$9,436,160	$9,669,102	$9,350,027

Sales to unaffiliated customers by location of customer (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 30, 2004	May 29, 2005	May 28, 2006

United States	$7,421,872	$7,483,173	$7,323,176
Pacific Rim	1,261,433	1,387,855	1,241,447
North America — other	306,195	392,281	455,317
Other	446,660	405,793	330,087

Total	$9,436,160	$9,669,102	$9,350,027

Long-lived assets by location of assets (in thousands):

	May 30, 2004	May 29, 2005	May 28, 2006

Long-lived assets:
United States	$440,833	$406,368	$341,451
Australia	167,387	167,536	172,289
Other	180	130	94

Total	$608,400	$574,034	$513,834

No single customer accounted for more than 10% of net sales in the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006.

Long-lived assets consist of property, plant, and equipment, net of depreciation, and other assets less debt issuance costs of $28.2 million, $24.5 million, and $18.6 million as of May 30, 2004, May 29, 2005, and May 28, 2006, respectively. Long-lived assets by geographical area are based on location of facilities.

NOTE 11.	SUPPLEMENTAL GUARANTOR INFORMATION

A significant amount of Swift Operating’s income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Swift Operating’s debt service obligations including its obligations under the senior credit

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility, the senior notes due 2009, and the senior subordinated notes described above in Note 5 are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as Swift Operating’s financial condition and operating requirements and those of certain domestic subsidiaries could limit Swift Operating’s ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the senior credit facility, the senior notes, and the senior subordinated notes.

The following condensed financial statements set forth Swift Operating’s balance sheets as of May 29, 2005 and May 28, 2006, and the statements of earnings and cash flows for the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006. Effective with the date of the Transaction, Swift Operating’s senior notes due 2009 and senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information is presented under the following column headings: Parent Guarantor, Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors. “Subsidiary Non-Guarantors” include only the foreign subsidiaries of Swift Operating, which include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan, and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.

All of the Subsidiary Guarantors are wholly-owned subsidiaries of Swift Operating and their guarantees are full and unconditional, and joint and several. There are no provisions in the indentures governing the senior notes or senior subordinated notes or other existing agreements that would prevent holders of guaranteed obligations from taking immediate action against the Parent Guarantor or any Subsidiary Guarantor in the event of default. The ability of the Subsidiary Guarantors to pay dividends or make loans or other payments to Swift Operating depends on their earnings, capital requirements, and general financial condition. The senior credit facilities and the indentures governing the senior notes due 2009 and the senior subordinated notes limit the ability of Swift Operating and its subsidiaries to restrict the ability of the Subsidiary Guarantors to pay dividends or make loans or other advances to Swift Operating, subject to applicable laws and regulations and future agreements to which the Subsidiary Guarantors may be a party. The Parent Guarantor is a holding company with no operations of its own, and its assets consist of financing costs associated with and the capital stock of, Swift Operating. Consequently, its ability to pay amounts under its guarantee depends on the earnings and cash flows of Swift Operating and its subsidiaries and the ability of these entities to pay dividends or advance funds to the Parent Guarantor.

As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction described in Note 1, for the fiscal years ended May 30, 2004, May 29, 2005, and May 28, 2006, amounts of $13.8 million, $11.4 million, and $10.3 million, respectively, were reflected as interest expense of the Subsidiary Non-Guarantors. Corresponding interest income of $13.8 million, and $11.4 million were reflected for Swift Operating for fiscal years ended May 30, 2004 and May 29, 2005, respectively, and $10.3 million of interest income was reflected for the Subsidiary Guarantors for the fiscal year ended May 28, 2006 in the accompanying statements of earnings.

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the entities reported in the financial statements is as follows:

	Balance Sheet
	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
May 29, 2005	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$68,473	$1,592	$9,283	$—	$79,348
Accounts receivable, net	—	2,355	284,729	87,806	(1,682)	373,208
Inventories	—	—	319,805	179,234	—	499,039
Other current assets	—	9,976	19,248	1,164	—	30,388

Total current assets	—	80,804	625,374	277,487	(1,682)	981,983
Property, plant, and equipment, net	—	3	403,995	166,508	—	570,506
Intercompany receivable	2,745	773,146	—	—	(775,891)	—
Goodwill	—	—	12,681	21,296	—	33,977
Other intangibles, net	—	—	19,899	6,400	—	26,299
Other assets	3,439	103,898	534	5,062	(84,924)	28,009
Net investment and advances in subsidiaries	428,422	211,027	—	—	(639,449)	—

Total assets	$434,606	$1,168,878	$1,062,483	$476,753	$(1,501,946)	$1,640,774

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
May 29, 2005	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$50,350	$1,132	$—	$—	$51,482
Accounts payable	3,635	7,132	172,663	70,417	—	253,847
Intercompany payable	—	—	764,762	11,129	(775,891)	—
Accrued liabilities	2,538	66,421	88,545	65,580	(1,682)	221,402
Dividend payable	—	6,818	—	—	—	6,818

Total current liabilities	6,173	130,721	1,027,102	147,126	(777,573)	533,549
Long-term debt, less current portion	104,749	570,698	18,077	84,924	(84,924)	693,524
Other non-current liabilities	—	39,037	40,352	10,628	—	90,017

Total liabilities	110,922	740,456	1,085,531	242,678	(862,497)	1,317,090

Commitments and contingencies (Notes 5 and 9)
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	262,922	367,660	—	—	(367,660)	262,922
Retained earnings (accumulated deficit)	10,285	10,285	(23,082)	92,899	(80,102)	10,285
Accumulated other comprehensive income	50,477	50,477	32	66,176	(116,685)	50,477

Total stockholder’s equity	323,684	428,422	(23,048)	234,075	(639,449)	323,684

Total liabilities and stockholder’s equity	$434,606	$1,168,878	$1,062,483	$476,753	$(1,501,946)	$1,640,774

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
May 28, 2006	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$44,074	$1,429	$6,178	$—	$51,681
Accounts receivable, net	—	3,761	283,825	80,800	(1,642)	366,744
Inventories	—	—	312,014	191,412	—	503,426
Other current assets	—	7,628	24,748	8,562	—	40,938

Total current assets	—	55,463	622,016	286,952	(1,642)	962,789
Property, plant, and equipment, net	—	—	340,138	170,783	—	510,921
Intercompany receivable	15,492	846,581	—	—	(862,073)	—
Goodwill	—	—	12,681	—	—	12,681
Other intangibles, net	—	—	16,695	5,675	—	22,370
Other assets	2,727	98,924	705	4,048	(84,924)	21,480
Net investment and advances in subsidiaries	289,294	54,210	—	—	(343,504)	—

Total assets	$307,513	$1,055,178	$992,235	$467,458	$(1,292,143)	$1,530,241

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
May 28, 2006	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$209	$1,593	$—	$—	$1,802
Accounts payable	3,461	8,218	173,945	72,518	—	258,142
Intercompany payable	—	—	836,436	25,637	(862,073)	—
Accrued liabilities	1,016	134,265	25,105	53,833	(1,642)	212,577

Total current liabilities	4,477	142,692	1,037,079	151,988	(863,715)	472,521
Long-term debt, less current portion	111,101	656,104	16,484	126,219	(84,924)	824,984
Other noncurrent liabilities	—	(32,912)	65,654	8,059	—	40,801

Total liabilities	115,578	765,884	1,119,217	286,266	(948,639)	1,338,306

Commitments and contingencies (Notes 5 and 9)
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	263,083	360,442	—	—	(360,442)	263,083
Retained earnings (accumulated deficit)	(119,263)	(119,263)	(126,992)	42,176	204,079	(119,263)
Accumulated other comprehensive income	48,115	48,115	8	64,016	(112,139)	48,115

Total stockholder’s equity	191,935	289,294	(126,982)	181,192	(343,504)	191,935

Total liabilities and stockholder’s equity	$307,513	$1,055,178	$992,235	$467,458	$(1,292,143)	$1,530,241

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Statement of Earnings
	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 30, 2004	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Net sales	$—	$—	$8,307,735	$1,128,425	$—	$9,436,160
Cost of goods sold	—	—	8,082,302	1,083,164	—	9,165,466

Gross profit	—	—	225,433	45,261	—	270,694
Selling, general, and administrative	—	—	112,782	21,234	—	134,016
Translation (gains) losses	—	—	(152)	976	—	824
Interest expense (income), net	—	(13,806)	67,283	19,969	—	73,446

Total expenses	—	(13,806)	179,913	42,179	—	208,286

Income from continuing operations before income taxes	—	13,806	45,520	3,082	—	62,408
Income tax expense	—	4,840	16,017	689	—	21,546

Income from continuing operations before equity in earnings of unconsolidated subsidiaries	—	8,966	29,503	2,393	—	40,862
Income from discontinued operations, net of tax	—	—	—	3,672	—	3,672
Equity in earnings of unconsolidated subsidiaries	44,534	35,568	—	—	(80,102)	—

Net income	$44,534	$44,534	$29,503	$6,065	$(80,102)	$44,534

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Statement of Earnings
	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 29, 2005	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Net sales	$—	$—	$8,191,010	$1,478,092	$—	$9,669,102
Cost of goods sold	—	—	8,084,388	1,368,249	—	9,452,637

Gross profit	—	—	106,622	109,843	—	216,465
Selling, general, and administrative	—	—	113,106	23,275	—	136,381
Translation (gains) losses	—	—	1	(397)	—	(396)
Goodwill impairment charge	—	—	1,028	—	—	1,028
Interest expense (income), net	—	(11,717)	74,423	17,523	—	80,229

Total expenses	—	(11,717)	188,558	40,401	—	217,242

Income (loss) from continuing operations before income taxes	—	11,717	(81,936)	69,442	—	(777)
Income tax expense (benefit)	—	3,597	(25,153)	5,846	—	(15,710)

Income (loss) from continuing operations before equity in earnings of unconsolidated subsidiaries	—	8,120	(56,783)	63,596	—	14,933
Income (loss)from discontinued operations, including gain on sale of $22,680, net of tax (Note 12)	—	(15,852)	—	41,761	—	25,909
Equity in earnings of unconsolidated subsidiaries	40,842	48,574	—	—	(89,416)	—

Net income (loss)	$40,842	$40,842	$(56,783)	$105,357	$(89,416)	$40,842

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Statement of Earnings
	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 28, 2006	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Net sales	$—	$—	$7,974,468	$1,375,559	$—	$9,350,027
Cost of goods sold	—	—	7,927,055	1,340,364	—	9,267,419

Gross profit	—	—	47,413	35,195	—	82,608
Selling, general, and administrative	—	—	133,234	23,626	—	156,860
Translation losses	—	—	8	11	—	19
Goodwill impairment charge	—	—	—	21,137	—	21,137
Interest expense, net	—	—	62,098	25,440	—	87,538

Total expenses	—	—	195,340	70,214	—	265,554

Loss before income taxes	—	—	(147,927)	(35,019)	—	(182,946)
Income tax benefit	—	—	(44,017)	(9,381)	—	(53,398)

Loss before equity in earnings of unconsolidated subsidiaries	—	—	(103,910)	(25,638)	—	(129,548)
Equity in earnings of unconsolidated subsidiaries	(129,548)	(129,548)	—	—	259,096	—

Net loss	$(129,548)	$(129,548)	$(103,910)	$(25,638)	$259,096	$(129,548)

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 30, 2004	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Net cash flows provided by (used in) operating activities	$—	$29,985	$63,308	$(14,122)	$—	$79,171

Cash flows from investing activities:
Additions to property, plant, and equipment	—	—	(44,473)	(17,585)	—	(62,058)
Proceeds from sales of property, plant, and equipment	—	405	1,517	308	—	2,230
Notes receivable and other items	—	(22,830)	—	—	23,000	170

Net cash flows used in investing activities	—	(22,425)	(42,956)	(17,277)	23,000	(59,658)

Cash flows from financing activities:
Payments of debt	—	(2,288)	(2,189)	(22,961)	22,871	(4,567)
Proceeds from debt issuance	—	12,365	—	45,871	(45,871)	12,365
Change in overdraft balances	—	(9,341)	10,341	6,443	—	7,443
Net investments and advances/(distributions)	—	25,399	(30,495)	5,096	—	—

Net cash flows provided by (used in) financing activities	—	26,135	(22,343)	34,449	(23,000)	15,241

Effect of exchange rates on cash	—	—	—	562	—	562

Net change in cash and cash equivalents	—	33,695	(1,991)	3,612	—	35,316

Cash and cash equivalents, beginning of period	—	53,695	4,432	6,812	—	64,939

Cash and cash equivalents, end of period	$—	$87,390	$2,441	$10,424	$—	$100,255

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 29, 2005	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Net cash flows provided by operating activities	$2,538	$43,476	$13,719	$64,344	$(34,023)	$90,054

Cash flows from investing activities:
Additions to property, plant, and equipment	—	(3)	(30,804)	(20,591)	—	(51,398)
Proceeds from sales of property, plant, and equipment	—	—	2,409	289	—	2,698
Proceeds from disposition of FJ Walker	—	—	—	69,137	—	69,137
Investment activity with subsidiaries	(104,738)	—	—	—	104,738	—
Notes receivable and other items	—	53,371	—	—	(53,000)	371

Net cash flows provided by (used in) investing activities	(104,738)	53,368	(28,395)	48,835	51,738	20,808

Cash flows from financing activities:
Additions to (payments of) revolver, net	—	203,195	(1,681)	(56,027)	53,000	198,487
Proceeds from debt issuance	104,738	262	—	—	—	105,000
Payments of debt	—	(198,740)	—	—	—	(198,740)
Change in overdraft balances	—	(229)	13,692	(28,768)	—	(15,305)
Issuance of common stock	—	104,738	—	—	(104,738)	—
Dividends paid	—	(215,180)	—	(34,023)	34,023	(215,180)
Debt modification fees	—	(6,717)	—	—	—	(6,717)
Net investments and advances/(distributions)	(2,538)	(3,090)	1,816	3,812	—	—

Net cash flows provided by (used in) financing activities	102,200	(115,761)	13,827	(115,006)	(17,715)	(132,455)

Effect of exchange rates on cash	—	—	—	686	—	686

Net change in cash and cash equivalents	—	(18,917)	(849)	(1,141)	—	(20,907)

Cash and cash equivalents, beginning of period	—	87,390	2,441	10,424	—	100,255

Cash and cash equivalents, end of period	$—	$68,473	$1,592	$9,283	$—	$79,348

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Swift Holdings	Swift Operating	Subsidiary	Subsidiary	Eliminations/
Fiscal Year Ended May 28, 2006	Parent Guarantor	Issuer	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Net cash flows provided by (used in) operating activities	$4,603	$68,129	$(121,796)	$(15,145)	$(6,082)	$(70,291)

Cash flows from investing activities:
Additions to property, plant, and equipment	—	—	(32,028)	(22,025)	—	(54,053)
Proceeds from sales of property, plant, and equipment	—	—	3,630	100	—	3,730
Proceeds from disposition of non-fed cattle plants	—	—	29,648	—	—	29,648
Investment activity with subsidiaries	—	19,003	—	—	(19,003)	—
Notes receivable and other items	—	344	—	—	—	344

Net cash flows provided by (used in) investing activities	—	19,347	1,250	(21,925)	(19,003)	(20,331)

Cash flows from financing activities:
Additions to (payments of) revolver, net	—	33,000	—	40,257	—	73,257
Payments of debt	—	(223)	(1,132)	—	—	(1,355)
Change in overdraft balances	—	1,084	(807)	(2,922)	—	(2,645)
Dividends paid	—	(7,293)	—	(25,085)	25,085	(7,293)
Net investments and advances/(distributions)	(4,603)	(138,443)	122,322	20,724	—	—

Net cash flows provided by (used in) financing activities	(4,603)	(111,875)	120,383	32,974	25,085	61,964

Effect of exchange rates on cash	—	—	—	991	—	991

Net change in cash and cash equivalents	—	(24,399)	(163)	(3,105)	—	(27,667)

Cash and cash equivalents, beginning of period	—	68,473	1,592	9,283	—	79,348

Cash and cash equivalents, end of period	$—	$44,074	$1,429	$6,178	$—	$51,681

NOTE 12.	DIVESTITURE OF NON-STRATEGIC ASSETS

  Discontinued Operations in 2005

On February 19, 2005, Australia Meat Holdings Pty. Ltd., a wholly owned subsidiary of Swift Operating entered into definitive agreements to sell its Australian meat patty manufacturing and food and related products distribution business, known as FJ Walker Foods (“FJ Walker”), in two related transactions. The purchaser of the manufacturing assets was OSI International Foods (Australia) Pty. Ltd, a wholly owned subsidiary of US based OSI Group, LLC. The purchaser of the distribution assets was McKey Distribution Pty. Ltd., a wholly owned subsidiary of US based Keystone Foods, Inc. The value of the combined transaction, which closed on April 3, 2005, was approximately $83.4 million consisting of cash and assumed liabilities. FJ Walker was included in the results of operations of the Swift Australia operating segment. The sale of FJ Walker resulted in a gain on disposal of $36.9 million before taxes of $14.0 million. The gain included $3.7 million write-off of goodwill. Due to changes in

S&C HOLDCO 3. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Australian tax legislation, no Australian income taxes are payable related to this gain; however, the gain has been deemed to be repatriated and US taxes have been accrued accordingly as disclosed below.

The following results of operations and financial position of FJ Walker are presented as discontinued operations in the consolidated financial statements pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 (in thousands).

	Fiscal Year	Fiscal Year
	Ended	Ended
Statement of Earnings Data:	May 30, 2004	May 29, 2005

Net sales	$443,300	$400,189
Income before income taxes	5,583	41,761
Income tax expense	1,911	15,852
Income from discontinued operations	3,672	25,909

  Non-Fed Business Disposal in 2006

On May 26, 2006, Swift Operating completed the sale of its non-fed cattle business, including its operating plant assets in Omaha, Nebraska and idled Nampa, Idaho assets, to XL Foods, Inc. Due to significant continuing involvement with the non-fed processing facilities through a raw material supply agreement, the operating results related to these plants for all periods presented are included in continuing operations in accordance with SFAS No. 144 and EITF No. 03-13. The net proceeds realized from the sale of the non-fed business were $29.6 million and Swift Operating recognized a loss on sale of $1.6 million.

NOTE 13.	SUBSEQUENT EVENTS

On July 27, 2006, Japan announced that it would resume importing some US beef ending a nearly 28-month embargo that shut down one of the US beef industry’s largest export markets. Under the agreement, the Japanese will accept shipments of beef from cattle 20 months or younger from a list of 34 approved processing plants including Swift Beef’s four US plants. Shipments to Japan are expected to begin in early August 2006 though at a slower pace as compared to pre-BSE periods in fiscal year 2003. Because of the limited number of age-verifiable cattle available for slaughter, Swift Operating estimates that only 5% to 10% of all animals it processes will qualify for export to Japan.

On August 10, 2006, the State of Texas approved the issuance of a wastewater treatment permit related to the wastewater treatment facility being built by the City of Cactus, Texas.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement, dated as of May 20, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.1 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.2	First Amendment to Acquisition Documents, dated as of July 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.2 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.3	Second Amendment to Acquisition Agreement, dated as of September 3, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 2.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
2.4	Distribution Business Sale Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005, by and among Australia Meat Holdings Pty Limited, McKey Distribution Pty Limited, and Keystone Foods Pty Limited (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)
2.5	Manufacturing Business Sale Agreement, dated February 19, 2005, together with an amendment dated March 22, 2005, by and among Australia Meat Holdings Pty Limited, OSI International Foods (Australia) Pty Limited, and OSI Group, LLC (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)
2.6	Asset Purchase Agreement, dated April 12, 2006, by and between Swift Beef Company and XL Foods Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on April 14, 2006)
2.7	First Amendment to Asset Purchase Agreement, dated May 26, 2006, by and among Swift Beef Company, XL Foods Inc., XL Four Star Beef Inc., XL Four Star Beef Holdings (Nebraska) Inc., and XL Four Star Beef Holdings (Idaho) Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on June 2, 2006)
3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 25, 2003)
3.2	Bylaws of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 25, 2003)
4.1	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc., and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.2	Form of Global Note for the 10 1/8% Senior Notes due 2009 of Swift & Company (contained as an exhibit to Exhibit 4.1 hereto)
4.3	Indenture, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Corporation, Monfort, Inc., and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.4	Form of Global Note for the 12 1/2% Senior Subordinated Notes due 2010 of Swift & Company (contained as an exhibit to Exhibit 4.3 hereto)
4.5	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company, and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number	Description

4.6	Supplemental Indenture, dated as of October 14, 2002, by and among Swift & Company, S&C Resale Company, and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.7	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation, and The Bank of New York Trust Company of Florida, N.A. for the 10 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.8	Second Supplemental Indenture, dated as of January 30, 2003, by and among Swift & Company, Swift & Company International Sales Corporation, and The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.10 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.9	Third Supplemental Indenture, dated as of March 26, 2003, by and among Swift & Company, S&C Holdco 3, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, Miller Bros. Co., Inc., Monfort Food Distribution Company, Swift & Bros. Co., Inc., Monfort Food Distribution Company, Swift & Company International Sales Corporation, Monfort, Inc., S&C Resale Company and, The Bank of New York Trust Company of Florida, N.A. for the 12 1/2% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
4.10	Indenture, dated March 11, 2005, by and among S&C Holdco 3, Inc., Swift Foods Company, and The Bank of New York Trust Company, N.A., as trustee for the 11.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)
4.11	Form of Global Note for the 11.00% Senior Notes due 2010 of S&C Holdco 3, Inc. (contained as an exhibit to Exhibit 4.10 hereto)
4.12	Indenture, dated March 11, 2005, by and among Swift Foods Company, S&C Holdco 3, Inc., and The Bank of New York Trust Company, N.A., as trustee for the 10.25% Convertible Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)
4.13	Form of Global Note for the 10.25% Convertible Senior Subordinated Notes due 2010 of Swift Foods Company (contained as an exhibit to Exhibit 4.12 hereto)
4.14	Registration Rights Agreement, dated March 11, 2005, by and between S&C Holdco 3, Inc. and the initial purchasers named therein for the 11.00% Senior Notes of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)
4.15	Registration Rights Agreement, dated March 11, 2005, by and among S&C Holdco 3, Inc., Swift Foods Company, and the initial purchasers named therein for the 10.25% Convertible Senior Subordinated Notes of Swift Foods Company (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on March 14, 2005)
10.1	Amended and Restated Credit Agreement, dated as of May 26, 2005, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 3, Inc., the lenders, and issuers from time to time party thereto, Citicorp USA, Inc., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, Citisecurities Limited, as Australian collateral trustee, and U.S. Bank National Association, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International,” New York Branch, Harris Trust, and Savings Bank, GMAC Commercial Finance LLC, Farm Credit Service of America, PCA, and Farm Credit Services of Mid-America, PCA, as co-documentation agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)

Exhibit
Number		Description

10.2		Pledge and Security Agreement, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.41 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.3		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, Burcher Pty. Limited, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., and Citicorp USA, Inc. (incorporated by reference to Exhibit 10.42 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.4		Guaranty, dated as of September 19, 2002, by and among Swift & Company, S&C Holdco 3, Inc., Miller Bros. Co., Inc., Monfort Food Distribution Company, Monfort International Sales Company, Monfort, Inc., Swift Beef Company, Swift Pork Company, Swift Brands Company, and Citicorp, USA, Inc. (incorporated by reference to Exhibit 10.43 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.5		Affirmation of Obligations, dated May 26, 2005, among Swift & Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, the entities named as guarantors therein, Citicorp USA, Inc., as administrative agent, Australian agent and collateral agent, JP Morgan Chase Bank, N.A., as syndication agent, and Citisecurities Limited, as Australian collateral trustee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)
++10	.6	Preferred Supplier Agreement, dated as of September 19, 2002, by and between ConAgra Foods, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.7		Tax Sharing Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Cattle Holdco, Inc., and Monfort Finance Company, Inc. (incorporated by reference to Exhibit 10.4 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.8		Monitoring and Oversight Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.9		Financial Advisory Agreement, dated as of September 19, 2002, by and among Swift Foods Company, Swift & Company, Swift Pork Company, Swift Beef Company, S&C Australia Holdco Pty. Ltd., Australia Meat Holdings Pty. Limited, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.9 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
++10	.10	By-Products Marketing Agreement, dated as of October 8, 2003, by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.8 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)
10.11		Amendment dated May 27, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and between ConAgra Trade Group, Inc. and Swift & Company (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
++10	.12	By-Products Marketing Agreement, dated as of October 8, 2003, by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc., and Australia Meat Holdings Pty Limited. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-110108)

Exhibit
Number		Description

10.13		Amendment dated July 6, 2004 to the By-Products Marketing Agreement, dated as of October 8, 2003 by and among ConAgra Trade Group, Pty Ltd., ConAgra Trade Group, Inc., and Australia Meat Holdings Pty Limited (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
10.14		Patent License Agreement, dated as of September 19, 2002, by and between Swift Brands Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.11 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.15		Indemnification and Release Agreement, dated as of September 19, 2002, by and among ConAgra Foods, Inc., Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., Swift & Company, S&C Australia Holdco Pty. Ltd., Swift Cattle Holdco, Inc., Swift Brands Company, Swift Beef Company, Swift Pork Company, Kabushiki Kaisha SAC Japan, Swift Refrigerated Foods, S.A. de C.V., Monfort Finance Company, Inc., Burcher Pty. Limited, Monfort, Inc., Australia Meat Holdings Pty. Limited, Miller Bros. Co., Inc., Monfort Food Distribution Company, and Monfort International Sales Corp. (incorporated by reference to Exhibit 10.14 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.16		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P. and Swift & Company (incorporated by reference to Exhibit 10.15 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.17		Assignment and Assumption Agreement, dated as of September 19, 2002, by and between HMTF Rawhide, L.P., Swift & Company, S&C Australia Holdco Pty. Ltd. and Australia Meat Holdings Pty. Limited (incorporated by reference to Exhibit 10.16 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.18		Contribution Agreement, dated as of September 19, 2002, by and among Swift Foods Company, S&C Holdco 2, Inc., S&C Holdco 3, Inc., and Swift & Company (incorporated by reference to Exhibit 10.17 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.19		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and Joe Colonnetta (incorporated by reference to Exhibit 10.18 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.20		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and George N. Gillett, Jr. (incorporated by reference to Exhibit 10.19 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.21		Indemnification Agreement, dated September 19, 2002, by and between Swift Foods Company and John R. Muse (incorporated by reference to Exhibit 10.22 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.22		Indemnification Agreement, dated April 4, 2003, by and between Swift Foods Company and Michael D. Kelly (incorporated by reference to Exhibit 10.46 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.23		Indemnification Agreement, dated December 23, 2004, between Swift Foods Company and Kate Lavelle (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on December 30, 2004)
10.24		Indemnification Agreement, dated May 26, 2005, between Swift Foods Company and Edward Herring (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
10.25		Indemnification Agreement, dated July 1, 2005, between Swift Foods Company and Sam B. Rovit (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
**10	.26	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.25 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)

Exhibit
Number		Description

**10	.27	First Amendment to Simons Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.26 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.28	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.27 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.29	First Amendment to Herron Executive Employment Agreement, dated July 12, 2002, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.28 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.30	Executive Employment Agreement, dated May 20, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.29 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.31	First Amendment to Henley Executive Employment Agreement dated July 12, 2002, by and between Swift Foods Company and Dennis Henley (incorporated by reference to Exhibit 10.30 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.32	Offer Letter, dated March 12, 2003, by and between Swift & Company and Donald F. Wiseman (incorporated by reference to Exhibit 10.47 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.33	Second Amendment to Simons Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company, and John Simons (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)
**10	.34	Second Amendment to Herron Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)
**10	.35	Second Amendment to Henley Executive Employment Agreement, dated November 3, 2004, by and among SFC Inc., Swift Foods Company, and Dennis Henley (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q/A filed by S&C Holdco 3, Inc. for the quarterly period ended February 27, 2005)
**10	.36	Third Amendment to Simons Executive Employment Agreement, dated April 23, 2005, by and between Swift Foods Company and John Simons (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
**10	.37	Executive Employment Agreement, dated May 26, 2005, among Swift Foods Company, Swift & Company, and Sam Rovit (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on May 26, 2005)
**10	.38	Third Amendment to Herron Executive Employment Agreement, dated November 16, 2005, by and between Swift Foods Company and Danny Herron (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by S&C Holdco 3, Inc. on November 18, 2005)
**10	.39	Swift Foods Company 2002 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.40	First Amendment to the Swift Foods Company 2002 Stock Option Plan, dated January 25, 2005 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
**10	.41	2002 Swift Foods Company Stock Purchase Plan (incorporated by reference to Exhibit 10.49 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
**10	.42	2005 Swift Foods Company Stock Purchase Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)

Exhibit
Number		Description

10.43		Indemnity Side Letter Agreement, dated September 3, 2002, by and between ConAgra Foods, Inc., Swift Foods Company and HMTF Rawhide, L.P. (incorporated by reference to Exhibit 10.44 to the Swift & Company Registration Statement on Form S-4, Registration No. 333-100717)
10.44		Stock Purchase Agreement, dated March 11, 2005, by and between S&C Holdco 3, Inc. and Swift & Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of S&C Holdco 3, Inc. filed on March 14, 2005)
10.45		Letter Agreement, dated March 11, 2005, by and between Swift Foods Company and S&C Holdco 3, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of S&C Holdco 3, Inc. filed on March 14, 2005)
21.1		Subsidiaries of S&C Holdco 3, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by S&C Holdco 3, Inc. for the fiscal year ended May 29, 2005)
+31	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31	.2	Certification of the Acting Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Acting Chief Financial Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith.

*	Furnished herewith.

**	Indicates that exhibit is a management contract or compensatory plan or arrangement.

++	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under confidential treatment request pursuant to Rule 406 of the Securities Act of 1933, as amended.