Form 10-Q
period 2006-08-27
S&C HOLDCO 3 INC
filed 2006-10-02
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2006
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
     Yes ☐ No ☑
     There is no market for the Registrant’s common stock. As of September 29, 2006, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM 10-Q
August 27, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	May 28, 2006	August 27, 2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,681	$55,421
Trade accounts receivable, net of allowance for doubtful accounts of $1,695 and $1,252, respectively	366,744	380,764
Inventories	503,426	480,758
Other current assets	40,938	44,769

Total current assets	962,789	961,712
Property, plant, and equipment, net	510,921	497,215
Goodwill	12,681	12,681
Other intangibles, net	22,370	21,780
Other assets	21,480	19,872

Total assets	$1,530,241	$1,513,260

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$1,802	$2,111
Accounts payable	254,681	220,076
Accounts payable to related parties	3,461	3,284
Accrued liabilities	212,577	220,865

Total current liabilities	472,521	446,336
Long-term debt, less current portion	824,984	822,052
Other non-current liabilities	40,801	40,823

Total liabilities	1,338,306	1,309,211
Commitments and contingencies (Notes 3 and 5)
Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 28, 2006 and August 27, 2006	—	—
Additional paid-in capital	263,083	263,353
Accumulated deficit	(119,263)	(107,290)
Accumulated other comprehensive income	48,115	47,986

Total stockholder’s equity	191,935	204,049

Total liabilities and stockholder’s equity	$1,530,241	$1,513,260

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Thirteen Weeks Ended
	August 28, 2005	August 27, 2006
	(in thousands)
Net sales	$2,400,315	$2,586,011
Cost of goods sold	2,354,391	2,513,089

Gross profit	45,924	72,922

Selling, general, and administrative	36,851	37,913
Translation losses	207	344
Interest expense, net	20,500	23,074

Total other expenses	57,558	61,331

Income (loss) before income taxes	(11,634)	11,591
Income tax expense (benefit)	1,437	(382)

Net income (loss)	$(13,071)	$11,973

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen Weeks Ended
	August 28, 2005	August 27, 2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(13,071)	$11,973
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	19,270	18,207
Amortization of intangibles, debt issuance costs, and accretion of bond discount	3,156	2,675
Loss (gain) on sale of property, plant, and equipment	195	(826)
Stock-based compensation	169	270
Other noncash items	(214)	(38)
Change in assets and liabilities	26,331	(7,989)

Net cash flows provided by operating activities	35,836	24,272

Cash flows from investing activities:
Additions to property, plant, and equipment	(9,902)	(5,148)
Proceeds from sales of property, plant, and equipment	1,445	1,241
Notes receivable and other items	113	—

Net cash flows used in investing activities	(8,344)	(3,907)

Cash flows from financing activities:
Payments of revolver, net	(25,000)	(2,884)
Payments of debt	(347)	(394)
Change in bank overdraft balances	(21,082)	(13,650)
Dividends paid	(6,818)	—

Net cash flows used in financing activities	(53,247)	(16,928)

Effect of exchange rates on cash	(36)	303

Net change in cash and cash equivalents	(25,791)	3,740

Cash and cash equivalents, beginning of period	79,348	51,681

Cash and cash equivalents, end of period	$53,557	$55,421

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     Swift Operating and its subsidiaries conduct its domestic beef and pork processing businesses through Swift Beef Company (“Swift Beef”) and Swift Pork Company (“Swift Pork”) and its Australian beef business through Australia Meat Holdings Pty. Ltd. (“Swift Australia”). Swift Operating operates four beef processing facilities, three pork processing facilities, one lamb slaughter facility, and one value-added facility in the United States and four beef processing facilities and four feedlots in Australia. Swift Operating’s facilities are strategically located to access raw materials in a cost effective manner and to service its global customer base.
     On September 19, 2002, HMTF Rawhide, L.P. (the “Purchaser”), the partnership formed by Swift Holdings’ equity sponsors, acquired a 54% interest in the United States beef, pork, and lamb processing business and the Australian beef business of ConAgra Foods Inc. (the “Transaction”) excluding (i) ConAgra Beef Company’s cattle feeding operations (the “domestic cattle feeding operations”) and (ii) Weld Insurance Company, Inc., Monfort Finance Company, Inc., and Monfort Construction Company. Subsequent to the Transaction, the Purchaser owned approximately 54% of Swift Foods Company, ConAgra Foods owned approximately 45%, and management of Swift Foods Company owned approximately 1%. In a related transaction, an indirect subsidiary of Swift Foods Company also acquired all of the common stock of the domestic cattle feeding operations, which are not part of the business of Swift Holdings and its subsidiaries.
     On July 30, 2004, the Purchaser gave notice of its exercise of the right to purchase all of the remaining common stock of Swift Foods Company held by ConAgra Foods and its affiliates. The purchase of such stock was completed on September 23, 2004 (the “Call Option”) for a purchase price of approximately $200 million including fees and direct costs of the transaction and was funded by a credit facility obtained by a subsidiary of the Purchaser. Included in the fees related to the Call Option is $2.9 million paid to Hicks, Muse & Co. Partners L.P., an affiliate of the Purchaser, for services performed in conjunction with the Call Option. To effect the purchase of the shares held by ConAgra Foods, the Purchaser formed Rawhide Subsidiary 1 and Rawhide Subsidiary 3 along with other holding companies. Rawhide Subsidiary 1 was later renamed Swift Foods Company (“Swift Foods”) and Rawhide Subsidiary 3 was later renamed SFC Subsidiary Holdings, Inc. (“SFC”). The former Swift Foods Company (“Former Swift Foods”), incorporated in May 2002, was merged into SFC in November 2004 and all outstanding shares and options of Former Swift Foods common stock were exchanged for shares of Swift Foods on a 1 for 1 basis. Swift Foods owns 100% of the issued and outstanding capital stock of SFC, which in turn owns 100% of the issued and outstanding capital stock of S&C Holdco 2, Inc., which in turn owns 100% of the issued and outstanding capital stock of Swift Holdings. Swift Holdings owns 100% of the issued and outstanding capital stock of Swift Operating. GAAP generally provides for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying financial statements of Swift Holdings do not reflect a new basis of accounting with respect to the Call Option pursuant to Staff Accounting Bulletin (“SAB”) No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase (“SAB No. 54”). The guidance in SAB No. 54 allows the post-Call Option financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Call Option.

     These consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes, which are included in the Swift Holdings’ Annual Report on Form 10-K for the fiscal year ended May 28, 2006. The interim consolidated financial information furnished herein is unaudited and reflects all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented.
     The consolidated financial statements include the accounts of Swift Holdings and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.
     The results of operations for any quarter or a partial fiscal year period or for the periods presented are not necessarily indicative of the results to be expected for other periods or the full fiscal year.
     During the thirteen weeks ended August 27, 2006, Swift Holdings adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) Share Based Payments (“SFAS No. 123(R)”) and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). See below, “Stock Based Compensation,” for discussion of the impact of SFAS No. 123(R). See below, “Recently Issued Accounting Pronouncements” for discussion of SAB No. 108.
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
  Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation. Revolver activity on the statements of cash flows has been reclassified and shown separately from other debt payments and the dividend received from a subsidiary in the prior thirteen weeks has been allocated between operating and investing activities in the statement of cash flows contained in Note 7. For the thirteen weeks ended August 28, 2005 Swift Holdings reduced sales and cost of goods sold of Swift Australia by $16.6 million in order to eliminate certain intercompany transactions consistent with the presentation for the fiscal year ended May 28, 2006 in Swift Holdings’ previously filed Annual Report on Form 10-K. These reclassifications had no impact on gross profit, income (loss) before income taxes, net income, or cash flows for either the thirteen weeks ended August 28, 2005 or the full fiscal year ended May 28, 2006.
  Recently Issued Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). This statement nullifies the FASB’s Derivatives Implementation Group Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the application of bifurcation requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). It also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits qualifying special-purpose entities to hold passive derivative financial instruments that pertain to beneficial interests that are, or contain, a derivative financial instrument. SFAS No. 155 further provides the following:
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
     In July 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006. Swift Holdings is currently evaluating the impact, if any, of FIN 48 on its financial position, results of operations, and cash flows.
     In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. Swift Holdings adopted SAB No. 108 effective the beginning of fiscal 2007. The adoption of SAB No. 108 had no material impact on its financial position, results of operations, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. Swift Holdings does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.
  Inventories
     The components of inventories, net of reserves, are as follows (in thousands):

	May 28, 2006	August 27, 2006
Livestock	$100,931	$102,108
Product inventories:
Work in progress	39,380	43,099
Finished goods	323,606	297,838
Supplies	39,509	37,713

	$503,426	$480,758

  Property, Plant, and Equipment
     Property, plant, and equipment are comprised of the following (in thousands):

	May 28, 2006	August 27, 2006
Land	$10,510	$10,529
Buildings, machinery, and equipment	666,352	669,280
Property and equipment under capital lease	21,536	21,536
Furniture, fixtures, office equipment, and other	53,702	54,486
Construction in progress	9,548	9,140

	761,648	764,971
Less accumulated depreciation	(250,727)	(267,756)

	$510,921	$497,215

  Goodwill and Other Intangible Assets
     The following is a rollforward of goodwill by segment for the thirteen weeks ended August 27, 2006 (in thousands):

	May 28, 2006	Adjustments	August 27, 2006
Swift Pork	$12,681	$—	$12,681

Total	$12,681	$—	$12,681

     Other identifiable amortizing intangible assets as of May 28, 2006 and August 27, 2006 are as follows (in thousands):

	May 28, 2006			August 27, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Patents	$3,782	$(1,519)	$2,263	$3,782	$(1,622)	$2,160
Preferred Supplier Agreement	27,912	(11,651)	16,261	27,912	(12,138)	15,774

Total amortizing intangibles	$31,694	$(13,170)	$18,524	$31,694	$(13,760)	$17,934

     For the thirteen weeks ended August 28, 2005 and August 27, 2006, Swift Operating recognized $0.9 million and $0.6 million of amortization expense, respectively.
     Based on amortizing assets recognized in Swift Operating’s balance sheet as of August 27, 2006, amortization expense for each of the next five fiscal years is estimated as follows (in thousands):

2007 (remaining)	$1,694
2008	2,124
2009	1,971
2010	1,568
2011	1,480
     Other intangible assets that are not subject to amortization include Water Right Agreements with a total carrying amount of $3.9 million as of May 28, 2006 and August 27, 2006.
  Other Current Assets
     Other current assets include notes receivable totaling $7.6 million at August 27, 2006, from the City of Cactus, Texas (the “City”). In December 2002, Swift Beef loaned $2.3 million to the City for use by the City to secure acreage for the construction of the City’s new wastewater treatment plant. Swift Operating owns a beef processing facility as well as a wet blue hide processing facility which will be served by the new treatment plant. The loan was for an original 2-year term and accrued interest at 6%. The loan was amended in December 2004 to extend the maturity for up to one year and was extended for an additional year in December 2005. An additional loan was made by Swift Beef to the City in the amount of $3.5 million in January 2005 to secure additional acreage and was amended in December 2005 to extend the maturity for up to one year. A final loan in the amount of $1.8 million was made to the City to secure final acreage in September 2005 and was amended in September 2006 to extend the maturity for up to one year. In August 2006, the State of Texas approved the issuance of a wastewater treatment permit. Swift Operating is evaluating the impact of FASB Emerging Issues Task Force (“EITF”) No. 01-08, Determining Whether an Arrangement Contains a Lease as well as EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction in order to determine whether, once capital investment is begun by the City, Swift Operating may be required to reflect the wastewater treatment facility as a capital asset (similar to a capital leased asset) as Swift Operating will be the primary user of the wastewater facility based on projections of volume of throughput. Interest income on the notes is recognized as an offset to interest expense.
  Overdraft Balances
     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance, and the change in the related balance is reflected in financing activities on the statements of cash flows. As of May 28, 2006 and August 27, 2006, bank overdrafts included in trade accounts payable were $109.5 million and $95.8 million, respectively.
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
  Income Taxes
     Swift Holdings calculates its interim income tax provision in accordance with FIN 18, Accounting for Income Taxes in Interim Periods (“FIN 18”). In accordance with paragraph 22a. of FIN 18 Swift Holdings has recorded no federal tax expense on the US earnings for the thirteen weeks ended August 27, 2006. The tax benefit recognized for the thirteen weeks ended August 27, 2006 relates to losses incurred in Australia, partially offset by certain state and local tax expense in the US.
     Prior to the Transaction, Swift Operating was included in the consolidated tax returns of ConAgra Foods. Subsequent to the Transaction, Swift Operating is included in the consolidated tax returns of Swift Foods. The provision for income taxes is computed on a separate legal entity basis. Deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse.
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

  Comprehensive Income
     The components of comprehensive income for the periods indicated below are as follows (in thousands):

	Thirteen Weeks Ended
	August 28, 2005	August 27, 2006
Net income (loss)	$(13,071)	$11,973
Other comprehensive income:
Derivative adjustment, net of tax	5	(91)
Foreign currency translation adjustment, net of tax	(1,393)	(38)

Total comprehensive income (loss)	$(14,459)	$11,844

     The above derivative adjustments are net of tax of $(3.0) thousand and $(36.5) thousand for the thirteen weeks ended August 28, 2005 and August 27, 2006, respectively. The above foreign currency translation adjustments are net of tax of $1.5 million and $0.0 million for the thirteen weeks ended August 28, 2005 and August 27, 2006, respectively.
  Stock-Based Compensation
     On May 29, 2006, the beginning of its 2007 fiscal year, Swift Holdings adopted the provisions of SFAS No. 123(R) and related interpretations, using the “prospective” method wherein compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date. The adoption of SFAS No. 123(R) did not have a material effect on Swift Holdings’ financial statements as Swift Holdings’ had previously elected to utilize the fair value method defined in SFAS No. 123 for all stock options granted on or after December 15, 1994. Under SFAS No. 123, Swift Holdings recognized compensation expense based on the fair value of the options using the Black-Scholes-Merton option pricing model.
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
     A total of 21.5 million shares of common stock of Swift Foods are available for grant under the Option Plan. Both incentive stock options and nonqualified stock options may be granted under the Option Plan. The board of directors of Swift Foods (or a committee thereof) will administer and interpret the Option Plan and will determine, in its discretion, the employees and eligible non-employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period (which may not be more than ten years from the date the option is granted). Stock options generally vest 25% upon grant and 1/36th per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares will be fully vested.

     Stock option activity for the thirteen weeks ended August 27, 2006 was as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life
	Shares	Price	(in Years)
Options outstanding, May 29, 2006	18,224,988	$0.50
Granted	1,250,000	$1.01
Exercised	—	—

Options outstanding, August 27, 2006	19,474,988	$0.53	7.1

Exercisable	9,849,801	$0.28	6.2

Available for future grant	2,025,012

     During the thirteen weeks ended August 27, 2006, the Board of Directors of Swift Foods, the ultimate parent of Swift Holdings, granted 1,250,000 options to members of management. Stock based compensation expense recognized under SFAS No. 123(R) in the statement of earnings for the thirteen weeks ended August 27, 2006 totaled $0.3 million, with a $0.1 million related tax benefit. The fair value of options vested during the thirteen weeks ended August 27, 2006 was $0.3 million.
     Stock based compensation expense recognized under SFAS No. 123 in the statement of earnings for the thirteen weeks ended August 28, 2005 totaled $0.2 million with a $0.1 million related tax benefit.
     As allowed for entities with no publicly traded equity securities, Swift Holdings used a zero volatility factor in estimating the value of Swift Foods’ stock options for the thirteen weeks ended August 28, 2005. Risk free interest rates are based on the Treasury bond rate over the option’s expected term. Swift Holdings calculates the fair value of Swift Foods’ stock options using the Black-Scholes-Merton option pricing model. Since Swift Foods is not a publicly traded company, it is unable to calculate the historical volatility of its common stock. Beginning May 29, 2006, Swift Holdings evaluated the historical volatility of companies within the protein industry. The average volatility of the common stock of these companies was used for the volatility assumption of Swift Foods. Weighted average assumptions used in the fair value calculation are outlined in the table below.

	Thirteen Weeks Ended
	August 28, 2005	August 27, 2006
	Under SFAS No. 123	Under SFAS No. 123(R)
Weighted average expected lives of options	3.3 years	4 years
Weighted average risk-free interest rate	3.8%	4.8%
Range of risk-free interest rates (i)	3.7% - 4.0%	4.8%
Weighted average expected volatility	0.0%	33.0%
Range of expected volatility	0.0%	24.5% - 43.7%
Expected dividend yield	0.0%	0.0%

(i)	During the thirteen weeks ended August 28, 2005, stock options were granted on four different dates. During the thirteen weeks ended August 27, 2006, stock options were granted on one date.
     As of August 27, 2006, Swift Holdings had $1.1 million of total unrecognized compensation cost related to stock option grants that will be recognized over a weighted average period of 1.7 years.
     The weighted average per-share fair value of options granted during the thirteen weeks ended August 28, 2005 and August 27, 2006 was $0.12 and $0.33, respectively.
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
     The fair value of derivative assets is recognized within other current assets while the fair value of derivative liabilities is recognized within accrued liabilities. At May 28, 2006 and August 27, 2006, the fair value of derivatives recognized within other current assets was $4.9 million and $6.8 million, respectively. The fair value of derivatives recognized within accrued liabilities was $5.6 million and $3.6 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the thirteen weeks ended August 28, 2005 and August 27, 2006, Swift Operating recognized, in interest expense, amounts of $0.6 million and $(0.1) million, respectively, related to the swap. At May 28, 2006 and August 27, 2006, the fair value of the interest rate swap recognized within accrued liabilities was $2.6 million and $2.8 million, respectively.
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
     As of May 28, 2006 and August 27, 2006, the net deferred amount of derivative gains and losses recognized in accumulated other comprehensive income was $0.1 million net of tax gain and $0.1 million net of tax loss, respectively. Swift Operating anticipates losses of $0.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.
     Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond its control, such as economic and political conditions, supply and demand, weather, governmental regulation, and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of August 27, 2006, Swift Operating had derivative positions in place covering less than 1% of its anticipated need for livestock through October 2007.
NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS
     The major components of debt are as follows (in thousands):

	May 28, 2006	August 27, 2006
Current portion of long-term debt:
Current portion of installment notes payable	$209	$468
Current portion of capital lease obligations	1,593	1,643

Current portion of long-term debt	1,802	2,111

Long-term debt:
Revolving credit facility	276,295	273,370
Senior notes due 2009, net of unaccreted discount	259,745	260,367
Senior notes due 2010, net of unaccreted discount	111,101	111,114
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	11,359	11,066
Long-term capital lease obligations	16,484	16,135

Long-term debt, less current portion	824,984	822,052

Total debt	$826,786	$824,163

     As of August 27, 2006, Swift Operating had approximately $273.4 million of secured debt outstanding, approximately $22.6 million of outstanding letters of credit, and approximately $254.0 million of availability under its revolving credit facility.
     A summary of the components of interest expense is presented below (in thousands):

	Thirteen Weeks Ended
	August 28, 2005	August 27, 2006
Interest on:
Revolving credit facility (approximately 5.29% and 7.43%)	$3,085	$5,945
Senior notes due 2009 (10.125% rate)	6,747	6,747
Senior notes due 2010 (11.0% and 12.0% rate) (i)	3,104	3,303
Senior subordinated notes (12.5% rate)	4,662	4,662
Capital lease interest	418	393
Other miscellaneous interest charges	157	282
Interest rate swap	586	(61)
Amortization of deferred financing costs	1,598	1,470
Accretion of original issue discount	635	635
Less: Capitalized interest	(107)	(74)
Interest income	(385)	(228)

Total interest expense, net	$20,500	$23,074

(i)	The senior notes due 2010 are issued by Swift Holdings and guaranteed by Swift Foods.
     Guarantee of Debt of Indirect Parent — On March 11, 2005, Swift Foods issued $75.0 million of 10.25% convertible senior subordinated notes. The convertible notes are guaranteed by Swift Holdings.
     Financial Covenants - Swift Operating’s senior credit facilities and the indentures due in fiscal year 2010 contain financial covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends, and prepay or amend certain indebtedness among other matters.
NOTE 4. RELATED PARTY TRANSACTIONS
     Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of HM Capital Partners, LLC (formerly known as Hicks, Muse, Tate & Furst, Incorporated) (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing monitoring and oversight and services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly. Selling, general, and administrative expenses for the thirteen weeks ended August 28, 2005 and August 27, 2006 include $0.6 million and $0.5 million, respectively, related to this agreement.
     Indemnity Side Letter — In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction, and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. At August 27, 2006, Swift Operating had a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represents additional claims from customers who received reimbursement for recall related costs from Swift Operating.
  Transactions with Parent Company
     Dividends to Parent Company — The Board of Directors of Swift Operating authorized the payment of a dividend of $6.8 million during the fiscal year ended May 29, 2005, to be paid in the thirteen weeks ended August 28, 2005, in connection with the departure of its former chief executive officer and president. The authorization resulted in a reduction of retained earnings of $6.8 million in fiscal 2005. The dividend was subsequently distributed to Swift Foods to fund Swift Foods’ repurchase of Swift Foods’ common stock and options held by the former president and chief executive officer.

     Guarantee — In connection with Swift Holdings’ issuance of $105.0 million of senior notes due March 2010, on March 11, 2005, Swift Foods, an indirect parent of Swift Holdings, issued a guarantee of the senior notes (see Note 3). If Swift Holdings is unable to perform under the senior notes indenture, Swift Foods would be required to satisfy the obligation.
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
     Payables and Receivables with Parent — In connection with the issuance of Swift Holdings’ $105.0 million of senior notes due March 2010 in fiscal 2005, Swift Foods, an indirect parent of Swift Holdings, paid certain debt issuance costs on behalf of Swift Holdings. These costs are reflected as a payable to related party in the May 28, 2006 and August 27, 2006 consolidated balance sheets.
  Transactions with Affiliated Companies
     During the thirteen weeks ended August 28, 2005 and August 27, 2006, Swift Operating purchased $13.9 thousand and $855.7 thousand of cattle hides, respectively, from Coleman Natural Meats (“Coleman”), an independent meat packing company controlled by Swift Operating’s non-executive chairman. In addition, it provided certain further processing capabilities to Coleman in the amount of $20.3 thousand during the thirteen weeks ended August 28, 2005. There was no further processing provided to Coleman in the thirteen weeks ended August 27, 2006. Such services were performed on a cost reimbursement basis.
     During the thirteen weeks ended August 27, 2006, Swift Operating paid commissions totaling approximately $29 thousand to Swett & Crawford, an intermediary insurance broker controlled by Hicks Muse Partners, one of Swift Operating’s equity sponsors. The commissions were earned by Swett & Crawford for placing insurance coverage with third-party carriers at market rates.
NOTE 5. LEGAL PROCEEDINGS
     On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the Acquired Business and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company, and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek an estimated $9.2 million in actual damages against Swift Beef under various causes of action, including restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. On April 12, 2006, the jury returned a verdict against three of the four defendants, including a $2.25 million verdict against Swift Beef. A judgment has not been entered on the verdict and Swift Beef has filed its notice of appeal. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the Acquired Business, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the Acquired Business prior to the acquisition of these entities to the extent such damages together with any other indemnifiable claims under the acquisition agreement entered into to effect the Transaction exceed a minimum threshold of $7.5 million. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers.
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
     Swift Beef — The majority of Swift Beef’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, Swift Beef sells beef by-products to the variety meat, feed processing, fertilizer, automotive, and pet food industries.
     In August 2005, Swift Operating closed its Nampa, Idaho non-fed cattle processing facility. The closure was due to continued difficulty of sourcing older non-fed cattle for slaughter in the Northwestern US and the uncertainty surrounding the opening of the Canadian border to the importation of livestock older than 30 months of age. On May 26, 2006, Swift Operating completed the sale of the idled Nampa facility as well as the operating Omaha, Nebraska non-fed cattle processing facility. Due to significant continuing involvement with the non-fed processing facilities through a raw material supply agreement, the operating results related to these plants have been reflected in continuing operations for all periods presented.
     Swift Pork — A significant portion of Swift Pork’s revenues are generated from the sale of products predominantly to retailers of fresh pork including trimmed cuts such as loins, roasts, chops, butts, picnics, and ribs. Other pork products, including hams, bellies, and trimmings are sold predominantly to further processors who, in turn, manufacture bacon, sausage, and deli and luncheon meats. The remaining sales are derived from by-products and from the sales of further-processed, higher-margin products.
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
     The following table presents segment results for the thirteen weeks ended August 28, 2005 and August 27, 2006 (in thousands):

	Thirteen Weeks Ended
	August 28, 2005	August 27, 2006
Net sales
Swift Beef	$1,403,932	$1,566,173
Swift Pork	522,672	546,343
Swift Australia	485,175	482,310
Corporate and Other	(11,464)	(8,815)

Total	$2,400,315	$2,586,011

Depreciation and amortization
Swift Beef	$11,098	$9,933
Swift Pork	4,959	4,510
Swift Australia	4,134	4,333

Total	$20,191	$18,776

EBITDA
Swift Beef	$4,071	$36,037
Swift Pork	16,062	12,110
Swift Australia	8,924	5,294

Total	29,057	53,441

Depreciation and amortization	(20,191)	(18,776)
Interest expense, net	(20,500)	(23,074)

Total income (loss) before income taxes	$(11,634)	$11,591

     Corporate and Other — Includes certain assets not directly attributable to the primary segments as well as the parent companies’ investments in each operating subsidiary.
     Eliminations — Includes eliminations resulting from the consolidation process.
     Total assets by segment are as follows (in thousands):

Total assets	May 28, 2006	August 27, 2006
Swift Beef	$759,300	$768,228
Swift Pork	291,745	271,410
Swift Australia	525,597	517,002
Corporate and Other	383,727	413,282
Eliminations	(430,128)	(456,662)

Total	$1,530,241	$1,513,260

NOTE 7. SUPPLEMENTAL GUARANTOR INFORMATION
     A significant amount of Swift Operating’s income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Swift Operating’s debt service obligations, including its obligations under the senior credit facility, the senior notes due 2009, and the senior subordinated notes described above in Note 3, are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as Swift Operating’s financial condition and operating requirements and those of certain domestic subsidiaries could limit Swift Operating’s ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the senior credit facility, the senior notes, and the senior subordinated notes.
     The following condensed financial statements set forth Swift Operating’s balance sheets as of May 28, 2006 and August 27, 2006 and Swift Operating’s statements of earnings and cash flows for the thirteen weeks ended August 28, 2005 and August 27, 2006. Effective with the date of the Transaction, Swift Operating’s senior notes due 2009 and senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information is presented under the following column headings: Parent Guarantor, Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors. “Subsidiary Non-Guarantors” include only the foreign subsidiaries of Swift Operating, which include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan, and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.
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
     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction described in Note 1, $2.6 million was reflected in interest expense of the subsidiary Non-Guarantors for each of the thirteen weeks ended August 28, 2005 and August 27, 2006. Corresponding interest income of $2.6 million was reflected for the Subsidiary Guarantors, for each of the thirteen weeks ended August 28, 2005 and August 27, 2006 in the accompanying statements of earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
BALANCE SHEET
MAY 28, 2006
(in thousands)

	Swift Holings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,074	$1,429	$6,178	$—	$51,681
Accounts receivable, net	—	3,761	283,825	80,800	(1,642)	366,744
Inventories	—	—	312,014	191,412	—	503,426
Other current assets	—	7,628	24,748	8,562	—	40,938

Total current assets	—	55,463	622,016	286,952	(1,642)	962,789
Property, plant, and equipment, net	—	—	340,138	170,783	—	510,921
Intercompany receivable	15,492	846,581	—	—	(862,073)	—
Goodwill	—	—	12,681	—	—	12,681
Other intangibles, net	—	—	16,695	5,675	—	22,370
Other assets	2,727	98,924	705	4,048	(84,924)	21,480

Net investment and advances in subsidiaries	289,294	54,210	—	—	(343,504)	—

Total assets	$307,513	$1,055,178	$992,235	$467,458	$(1,292,143)	$1,530,241

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$—	$209	$1,593	$—	$—	$1,802
Accounts payable	3,461	8,218	173,945	72,518	—	258,142
Intercompany payable	—	—	836,436	25,637	(862,073)	—
Accrued liabilities	1,016	134,265	25,105	53,833	(1,642)	212,577

Total current liabilities	4,477	142,692	1,037,079	151,988	(863,715)	472,521
Long-term debt, less current portion	111,101	656,104	16,484	126,219	(84,924)	824,984
Other non-current liabilities	—	(32,912)	65,654	8,059	—	40,801

Total liabilities	115,578	765,884	1,119,217	286,266	(948,639)	1,338,306

Commitments and contingencies (Notes 3 and 5)

Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	263,083	360,442	—	—	(360,442)	263,083
Retained earnings (accumulated deficit)	(119,263)	(119,263)	(126,992)	42,176	204,079	(119,263)

Accumulated other comprehensive income	48,115	48,115	8	64,016	(112,139)	48,115

Total stockholder’s equity	191,935	289,294	(126,982)	181,192	(343,504)	191,935

Total liabilities and stockholder’s equity	$307,513	$1,055,178	$992,235	$467,458	$(1,292,143)	$1,530,241

S&C HOLDCO 3, INC. AND SUBSIDIARIES
BALANCE SHEET
August 27, 2006
(in thousands)
(unaudited)

	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$47,880	$2,554	$4,987	$—	$55,421
Accounts receivable, net	—	6,062	290,118	88,802	(4,218)	380,764
Inventories	—	—	297,021	183,737	—	480,758
Other current assets	—	8,841	29,200	6,728	—	44,769

Total current assets	—	62,783	618,893	284,254	(4,218)	961,712
Property, plant, and equipment, net	—	—	328,106	169,109	—	497,215
Intercompany receivable	18,811	851,580	—	—	(870,391)	—
Goodwill	—	—	12,681	—	—	12,681
Other intangibles, net	—	—	16,231	5,549	—	21,780
Other assets	2,548	97,865	738	3,645	(84,924)	19,872
Net investment and advances in subsidiaries	301,408	66,055	—	—	(367,463)	—

Total assets	$322,767	$1,078,283	$976,649	$462,557	$(1,326,996)	$1,513,260

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$468	$1,643	$—	$—	$2,111
Accounts payable	3,285	8,958	142,144	68,973	—	223,360
Intercompany payable	—	—	840,628	29,763	(870,391)	—
Accrued liabilities	4,319	142,005	20,438	58,321	(4,218)	220,865

Total current liabilities	7,604	151,431	1,004,853	157,057	(874,609)	446,336
Long-term debt, less current portion	111,114	658,433	16,135	121,294	(84,924)	822,052
Other non-current liabilities	—	(32,989)	65,554	8,258	—	40,823

Total liabilities	118,718	776,875	1,086,542	286,609	(959,533)	1,309,211

Commitments and contingencies (Notes 3 and 5)

Common stock	—	—	2	75,000	(75,002)	—

Additional paid-in capital	263,353	360,712	—	—	(360,712)	263,353

Retained earnings (accumulated deficit)	(107,290)	(107,290)	(109,917)	37,074	180,133	(107,290)
Accumulated other comprehensive income	47,986	47,986	22	63,874	(111,882)	47,986

Total stockholder’s equity	204,049	301,408	(109,893)	175,948	(367,463)	204,049

Total liabilities and stockholder’s equity	$322,767	$1,078,283	$976,649	$462,557	$(1,326,996)	$1,513,260

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Thirteen Weeks Ended August 28, 2005
	Swift
	Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$2,027,391	$372,924	$—	$2,400,315
Cost of goods sold	—	—	1,990,646	363,745	—	2,354,391

Gross profit	—	—	36,745	9,179	—	45,924
Selling, general, and administrative	—	—	30,936	5,915	—	36,851
Translation losses	—	—	4	203	—	207
Interest expense, net	—	—	14,554	5,946	—	20,500

Total other expenses	—	—	45,494	12,064	—	57,558

Loss before income taxes	—	—	(8,749)	(2,885)	—	(11,634)
Income tax expense (benefit)	—	—	2,302	(865)	—	1,437

Loss before equity in earnings of unconsolidated subsidiaries	—	—	(11,051)	(2,020)	—	(13,071)
Equity in earnings of unconsolidated subsidiaries	(13,071)	(13,071)	—	—	26,142	—

Net loss	$(13,071)	$(13,071)	$(11,051)	$(2,020)	$26,142	$(13,071)

	Thirteen Weeks Ended August 27, 2006
	Swift
	Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$2,183,878	$402,133	$—	$2,586,011
Cost of goods sold	—	—	2,117,969	395,120	—	2,513,089

Gross profit	—	—	65,909	7,013	—	72,922
Selling, general, and administrative	—	—	31,383	6,530	—	37,913
Translation (gains) losses	—	—	(10)	354	—	344
Interest expense, net	—	—	15,656	7,418	—	23,074

Total other expenses	—	—	47,029	14,302	—	61,331

Income (loss) before income taxes	—	—	18,880	(7,289)	—	11,591
Income tax expense (benefit)	—	—	1,805	(2,187)	—	(382)

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	—	17,075	(5,102)	—	11,973
Equity in earnings of unconsolidated subsidiaries	11,973	11,973	—	—	(23,946)	—

Net income (loss)	$11,973	$11,973	$17,075	$(5,102)	$(23,946)	$11,973

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended August 28, 2005
	Swift
	Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by operating activities	$3,104	$12,892	$2,525	$23,397	$(6,082)	$35,836

Cash flows from investing activities:
Additions to property, plant and equipment	—	(2)	(5,075)	(4,825)	—	(9,902)
Proceeds from sales of property, plant and equipment	—	—	1,429	16	—	1,445
Investment activity with subsidiaries	—	19,003	—	—	(19,003)	—
Notes receivable and other items	—	113	—	—	—	113

Net cash flows provided by (used in) investing activities	—	19,114	(3,646)	(4,809)	(19,003)	(8,344)

Cash flows from financing activities:
Payments of revolver, net	—	(25,000)	—	—	—	(25,000)
Payments of debt	—	(73)	(274)	—	—	(347)
Change in bank overdraft balances	—	1,260	(21,476)	(866)	—	(21,082)
Dividends paid	—	(6,818)	—	(25,085)	25,085	(6,818)
Net investments and advances/(distributions)	(3,104)	(23,770)	22,564	4,310	—	—

Net cash flows provided by (used in) financing activities	(3,104)	(54,401)	814	(21,641)	25,085	(53,247)

Effect of exchange rates on cash	—	—	—	(36)	—	(36)

Net change in cash and cash equivalents	—	(22,395)	(307)	(3,089)	—	(25,791)

Cash and cash equivalents, beginning of period	—	68,473	1,592	9,283	—	79,348

Cash and cash equivalents, end of period	$—	$46,078	$1,285	$6,194	$—	$53,557

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended August 27, 2006
	Swift
	Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by operating activities	$3,127	$4,680	$13,077	$3,388	$—	$24,272

Cash flows from investing activities:
Additions to property, plant and equipment	—	—	(2,537)	(2,611)	—	(5,148)
Proceeds from sales of property, plant and equipment	—	—	1,224	17	—	1,241

Net cash flows used in investing activities	—	—	(1,313)	(2,594)	—	(3,907)

Cash flows from financing activities:
Additions to (payments of) revolver, net	—	2,000	—	(4,884)	—	(2,884)
Payments of debt	—	(95)	(299)	—	—	(394)
Change in bank overdraft balances	—	738	(13,443)	(945)	—	(13,650)
Net investments and advances/(distributions)	(3,127)	(3,517)	3,103	3,541	—	—

Net cash flows used in financing activities	(3,127)	(874)	(10,639)	(2,288)	—	(16,928)

Effect of exchange rates on cash	—	—	—	303	—	303

Net change in cash and cash equivalents	—	3,806	1,125	(1,191)	—	3,740

Cash and cash equivalents, beginning of period	—	44,074	1,429	6,178	—	51,681

Cash and cash equivalents, end of period	$—	$47,880	$2,554	$4,987	$—	$55,421

NOTE 8. SUBSEQUENT EVENT
     On September 6, 2006, Swift Operating paid a dividend of $0.3 million to Swift Foods to fund the repurchase of Swift Foods’ common stock from a former executive of Swift Foods and its subsidiaries, including Swift Holdings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
     This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans, and strategies or anticipated events, and similar statements concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live cattle, hogs, raw materials and supplies, food safety, livestock disease, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, compliance with covenants of loan agreements, the cost of compliance with environmental and health standards, adverse results from on-going litigation, and the actions of domestic and foreign governments. Reference is hereby made to the disclosures contained under the heading “Item 1A. Risk Factors” of Swift Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 18, 2006 and which should be read in conjunction with this report.
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
Overview
     The ConAgra Red Meat Business was developed through a series of acquisitions made by ConAgra Foods in the late 1980’s and early 1990’s. E.A. Miller Enterprises Inc. and Monfort Inc. were both acquired in 1987 to form the foundation of our current domestic beef company. ConAgra Foods acquired Swift Independent Packing Co. during the late 1980’s in two separate transactions that formed the foundation of our current domestic pork business and expanded our domestic beef business. Finally, the Australian operations were acquired in three separate transactions during the 1990’s. Since the time of the first acquisition, the ConAgra Red Meat Business was operated as a division of ConAgra Foods and included the domestic cattle feeding operations and other assets and liabilities that we did not acquire in the Transaction. (See Note 1 “Description of Business and Basis of Presentation,” of the consolidated financial statements contained in Part I. Item 1. of this Form 10-Q.)
Critical Accounting Policies
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended May 28, 2006.
     During the thirteen weeks ended August 27, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) Share Based Payments (“SFAS No. 123(R)”) and Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). See Note 1 “Description of Business and Basis of Presentation”, of the consolidated financial statements contained in Part I. Item 1. of this Form 10-Q for a discussion of the impacts of SFAS No. 123(R) and SAB No. 108.
Seasonality and Fluctuations in Quarterly Operating Results
     Our quarterly operating results are influenced by seasonal factors in the beef and pork industries. These factors impact the price that we pay for livestock as well as the ultimate price at which we sell our products.
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
     In Australia, seasonal demand does not fluctuate as significantly as it does in the US. There is a slight increase in demand from October through February due to increased demand domestically and in Japan, one of Australia’s primary markets.
Recent Developments
     United States BSE Outbreak — On December 23, 2003, the United States Department of Agriculture (“USDA”) reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or “BSE”) in the United States after performing preliminary tests on a cow slaughtered in Washington. Additional testing of the samples performed in the United Kingdom confirmed the findings on December 25, 2003. Following the announcement, the USDA recalled approximately 10,000 pounds of beef that originated from the Washington slaughter facility, and a number of countries, including Japan, Mexico, South Korea, Australia, Singapore, Malaysia, Russia, and China, temporarily banned the import of US beef. Japan, Mexico, and South Korea historically are the top three importers of US beef by volume according to the USDA. During fiscal 2003 and the six months ended November 23, 2003, periods prior to the import bans, these three countries collectively accounted for approximately 85% and 87%, respectively, of Swift Operating’s US beef exports, representing 11% and 14% of total worldwide beef sales for these periods.
     Taiwan, Hong Kong, and Singapore opened their markets to US beef for import of boneless beef from cattle 30 months of age or younger. Mexico approved the imports of bone-in beef during the third quarter of fiscal 2006.
     On December 12, 2005, Japan reopened its market to US and Canadian beef for import of cattle 20 months of age or younger. On January 20, 2006, Japan reinstituted its ban on imports of all beef products produced in the United States following their discovery that a single packing plant had violated the terms of the agreement reached between the US and Japan governing product specifications. At the end of July 2006, Japan reopened its market to US beef for import of cattle 20 months of age or younger. Although Japanese consumer demand for US beef is higher than expected, the age restriction continues to keep import volumes low. South Korea reopened its market to US beef for import of cattle 30 months of age or younger on September 8, 2006; however, due to continued industry wide discussions of technical specifications there have been no shipments to South Korea.
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

     The following table sets forth the reconciliation of EBITDA to total income (loss) before income taxes for the periods presented, including the last twelve months (“LTM”) ended August 27, 2006 (in thousands):

	Thirteen Weeks	Fiscal Year	Thirteen Weeks	LTM Ended
	Ended	Ended	Ended	August 27, 2006
	August 28, 2005	May 28, 2006	August 27, 2006	(a)
EBITDA
Swift Beef	$4,071	$(97,082)	$36,037	$(65,116)
Swift Pork	16,062	73,336	12,110	69,384
Swift Australia	8,924	29,465	5,294	25,835

Total	29,057	5,719	53,441	30,103
Depreciation, amortization, and goodwill impairment charges (b)	(20,191)	(101,127)	(18,776)	(99,712)
Interest expense, net	(20,500)	(87,538)	(23,074)	(90,112)

Total income (loss) before income taxes	$(11,634)	$(182,946)	$11,591	$(159,721)

(a)	This column is derived by deducting the thirteen weeks ended August 28, 2005 from the fiscal year ended May 28, 2006, and adding the thirteen weeks ended August 27, 2006.

(b)	The fiscal year ended May 28, 2006 includes a goodwill impairment charge of $21.1 million related to the Swift Australia segment.
Results of Operations
     Thirteen weeks ended August 27, 2006 compared to thirteen weeks ended August 28, 2005
     Net Sales. Net sales for the thirteen weeks ended August 27, 2006 increased $185.7 million, or 7.7%, as compared to the thirteen weeks ended August 28, 2005, primarily reflecting an 8.7% increase in beef volume coupled with a 2.7% increase in beef prices, a 3.7% increase in volume for Swift Pork coupled with a 0.8% increase in pork prices, partially offset by a 0.7% decrease in volumes on nominally flat prices for Swift Australia, largely in the grass-fed operations.
     Cost of Goods Sold. Cost of goods sold increased $158.7 million, or 6.7%, for the thirteen weeks ended August 27, 2006 as compared to the thirteen weeks ended August 28, 2005 primarily due to significantly higher volumes in US Beef and US Pork as noted above, partially offset by nominally lower volumes in Swift Australia coupled with 0.3% higher overall raw material prices. The Australian dollar to US dollar exchange rate decrease of approximately 1.2% favorably impacted cost of goods sold in the current thirteen weeks as compared to the same thirteen week period of the prior fiscal year.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 2.8% for the thirteen weeks ended August 27, 2006 as compared to 1.9% for the thirteen weeks ended August 28, 2005. Gross margin percentage increases in Swift Beef were partially offset by declines in Swift Pork and Swift Australia. Swift Beef gross margin increases were attributable to higher selling prices on relatively flat raw material costs while Swift Pork gross margin percentage declines were attributable to higher sales prices more than offset by higher raw material costs. Swift Australia gross margin percentage declines were attributable to higher livestock prices concentrated largely in the grass-fed operations which were not offset by higher selling prices.
     Selling, General, and Administrative. Selling, general, and administrative expenses were $37.9 million for the thirteen weeks ended August 27, 2006 as compared to $36.9 million for the thirteen weeks ended August 28, 2005. These expenses increased by $1.1 million, or 2.9%, primarily related to higher levels of incentive accruals tied to improved company performance offset by lower professional fees and consulting costs in support of on-going strategic initiatives in Swift Beef, partially offset by increases in professional fees and consulting costs related to similar activities in the current fiscal year in Swift Pork and Swift Australia.
     Interest Expense, Net. Interest expense for the thirteen weeks ended August 27, 2006 was $23.1 million as compared to $20.5 million for the thirteen weeks ended August 28, 2005. The interest expense increase of $2.6 million related to increased borrowings under our credit agreement driven by operational declines in the prior fiscal year and higher interest rates in the current period.

     Income Taxes. For the thirteen weeks ended August 28, 2006, our effective tax rate was approximately (3.3)% as compared to the thirteen weeks ended August 28, 2005, for which our effective tax rate was (12.35)%. We calculate our interim income tax provision in accordance with FASB Interpretation Number (“FIN”) 18, Accounting for Income Taxes in Interim Periods (“FIN 18”). In accordance with paragraph 22a. of FIN 18 we have recorded no federal tax expense on the US earnings for the thirteen weeks ended August 27, 2006. The tax benefit recognized for the thirteen weeks ended August 27, 2006 relates to losses incurred in Australia, partially offset by certain state and local tax expense in the US.
Segment Results
     The following table presents segment results for the thirteen weeks ended August 28, 2005 and August 27, 2006 (in thousands):

					Average
	Thirteen Weeks Ended		Sales	Volume	Sales Price
	August 28, 2005	August 27, 2006	Change	Change	Change
Net sales
Swift Beef	$1,403,932	$1,566,173	$162,241	8.7%	2.7%
Swift Pork	522,672	546,343	23,671	3.7%	0.8%
Swift Australia	485,175	482,310	(2,865)	-0.7%	0.1%
Corporate and Other	(11,464)	(8,815)	2,649	N/A	N/A

Total	$2,400,315	$2,586,011	$185,696	4.8%	1.1%

Depreciation and amortization
Swift Beef	$11,098	$9,933
Swift Pork	4,959	4,510
Swift Australia	4,134	4,333

Total	$20,191	$18,776

EBITDA
Swift Beef	$4,071	$36,037
Swift Pork	16,062	12,110
Swift Australia	8,924	5,294

Total	29,057	53,441

Depreciation and amortization	(20,191)	(18,776)
Interest expense, net	(20,500)	(23,074)

Total income (loss) before income taxes	$(11,634)	$11,591

     Thirteen weeks ended August 27, 2006 compared to thirteen weeks ended August 28, 2005
  Swift Beef
     Net Sales. Net sales of Swift Beef were $1,566.2 million for the thirteen weeks ended August 27, 2006 as compared to $1,403.9 million for the thirteen weeks ended August 28, 2005. The sales increase of $162.2 million, or 11.6%, reflects 2.7% higher selling prices on 8.7% higher volumes.
     Depreciation and Amortization. Depreciation and amortization of Swift Beef was $9.9 million for the thirteen weeks ended August 27, 2006 as compared to $11.1 million for the thirteen weeks ended August 28, 2005. The decrease of $1.2 million, or 10.5%, was related to the disposition, in May 2006, of the Omaha and Nampa facilities (Note 6 “Business Segments,” of the consolidated financial statements contained in Part I. Item 1. of this Form 10-Q).
     EBITDA. EBITDA of Swift Beef was $36.0 million for the thirteen weeks ended August 27, 2006 as compared to $4.1 million for the thirteen weeks ended August 28, 2005. The increase in EBITDA was $32.0 million which reflected an 11.6% increase in net sales made up of selling price and volume increases noted above, with nominally higher raw material costs per unit partially offsetting the increase in selling prices per unit. EBITDA in the current year was also impacted by increases in freight costs due to higher fuel surcharges from common carriers coupled with higher packaging costs which were partially offset by lower utility costs. Selling, general, and administrative costs were lower year over year principally driven by professional fees, partially offset by increased incentive accruals based on improved company performance.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 2.8% for the thirteen weeks ended August 27, 2006 as compared to 0.9% for the thirteen weeks ended August 28, 2005. The improved gross margins reflect the above mentioned improvements in sales price and volume increases as a result of the continued focus on customer facing initiatives, more than offsetting the nominally higher raw material prices.
  Swift Pork
     Net Sales. Net sales of Swift Pork were $546.3 million for the thirteen weeks ended August 27, 2006 as compared to $522.7 million for the thirteen weeks ended August 28, 2005. The increase of $23.7 million, or 4.5%, reflects 0.8% higher selling prices on 3.7% higher volumes. Increases in selling prices were attributable to stronger than normal seasonal demand for pork both domestically and internationally as beef continued to provide a price umbrella for pork products.
     Depreciation and Amortization. Depreciation and amortization of Swift Pork was $4.5 million for the thirteen weeks ended August 27, 2006 as compared to $5.0 million for the thirteen weeks ended August 28, 2005. The decrease of $0.5 million, or 9.1%, resulted primarily from the depreciation recorded on assets placed in service, more than offset by the impact of assets fully depreciated during the period.
     EBITDA. EBITDA of Swift Pork was $12.1 million for the thirteen weeks ended August 27, 2006 as compared to $16.1 million for the thirteen weeks ended August 28, 2005. The decrease of $4.0 million, or 24.6%, resulted from a 3.7% increase in sales volume more than offset by increases in transportation due to higher fuel surcharges and packaging costs coupled with certain one time professional and consulting costs related to strategic initiatives which were incurred in the current year .
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 3.8% for the thirteen weeks ended August 27, 2006 and 4.3% for the thirteen weeks ended August 28, 2005. The decrease in gross margin percentage reflected a slight increase in cost of goods sold as compared to net sales. The decline in gross margin was due principally to higher plant operating costs which more than offset the increased margin realized between selling prices for finished goods and raw material prices.
  Swift Australia
     Net Sales. Net sales of Swift Australia were $482.3 million for the thirteen weeks ended August 27, 2006 as compared to $485.2 million for the thirteen weeks ended August 28, 2005. The decrease in net sales of $2.9 million, or 0.6%, reflects nominally flat sales prices on a 0.7% decrease in volume. Sales prices were negatively impacted by a 1.2% decrease in the Australian dollar to US dollar exchange rate between the two periods. The decrease in net sales was mainly the result of volume declines in the grass-fed business due to tighter cattle supplies resulting from a longer time required to reach market weights.
     Depreciation and Amortization. Depreciation and amortization of Swift Australia was $4.3 million for the thirteen weeks ended August 27, 2006 as compared to $4.1 million for the thirteen weeks ended August 28, 2005. The increase of $0.2 million resulted from additions to property, plant, and equipment offset by the effect of foreign exchange rate differences. The Australian dollar to US dollar exchange rate decreased an average of 1.2% between the two periods.
     EBITDA. EBITDA of Swift Australia was $5.3 million for the thirteen weeks ended August 27, 2006 as compared to $8.9 million for the thirteen weeks ended August 28, 2005. The decrease of $3.6 million, or 40.7%, was a result of decreased gross margin principally in the grass-fed business due to increases in livestock costs coupled with slightly lower volumes and nominally flat sales prices. In addition, EBITDA was negatively impacted by higher hourly labor, packaging, and utility costs and certain one-time professional fees and consulting costs related to ongoing strategic initiatives which were incurred in the current year.

     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) decreased to 1.7% in the thirteen weeks ended August 27, 2006 from 2.3% for the thirteen weeks ended August 28, 2005 due to increases in livestock costs primarily in the grass-fed business and nominally flat sales prices for the two periods.
Liquidity and Capital Resources
  Internal Sources of Liquidity
     Our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business, and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our revolving credit facility. As of August 27, 2006, we had working capital of $515.4 million compared to $490.3 million at May 28, 2006. The increase is primarily the result of additional customer receivables coupled with a reduction in trade payables.
     We believe that cash on hand, cash flows from operations and availability under our revolving credit facility will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt, and fund capital expenditures. At August 27, 2006, we had capital projects in progress that will require approximately $16.8 million to complete. Capital spending for fiscal 2007 is expected to approximate $51.0 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities.
     Operating activities. Net cash provided by operating activities decreased $11.6 million for the thirteen weeks ended August 27, 2006 as compared to the thirteen weeks ended August 28, 2005. The decrease is attributable to an increase in accounts receivable due to higher selling prices coupled with a reduction of payables.
     Investing activities. Cash used in investing activities totaled $3.9 million for the thirteen weeks ended August 27, 2006 as compared to $8.3 million for the thirteen weeks ended August 28, 2005. The decrease in cash used is primarily the result of lower capital expenditures.
     Financing activities. For the thirteen weeks ended August 27, 2006, cash used in financing activities was $16.9 million as compared to cash used in financing activities of $53.2 million for the thirteen weeks ended August 28, 2005. The decrease in cash used was the result of lower payments made on the outstanding revolver balance and the payment of a dividend in the thirteen weeks ended August 28, 2005 (Note 4 “Related Party Transactions,” of the consolidated financial statements contained in Part I. Item 1. of this Quarterly Report on Form 10-Q).
  External Sources of Liquidity
     Our primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue our business strategy. To finance our working capital needs, we utilize cash flow from operations and borrow from our existing revolving credit facility in addition to a combination of equity and long-term debt to finance non-current assets.
     We have in place a revolving credit facility (expiring in May 2010) of $550.0 million of which $254.0 million was available for borrowing as of August 27, 2006 with major domestic and international banks.
     At August 27, 2006, we had $824.2 million of total debt outstanding as compared to $826.8 million as of May 28, 2006.
     Our current revolving credit facility is secured by substantially all of our current assets, including cash, inventory, accounts receivable, and all of our property, plant, and equipment. As a result, our future liquidity is dependent on maintaining adequate cash flows from operations as well as maintaining the credit quality of our underlying accounts receivable balances. Although not anticipated by our management, deterioration of the credit quality of accounts receivable could reduce the availability under our revolving credit facility.
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

     We have hog purchase contracts which require the purchase of a minimum of approximately 39.5 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices.
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
     The agreement also contains customary events of default, including failure to perform or observe terms, covenants or agreements included in the agreement, payment of defaults on other indebtedness, defaults on other indebtedness if the effect is to permit acceleration, entry of unsatisfied judgments or orders against a loan party or its subsidiaries, failure of any collateral document to create or maintain a priority lien, change of control and certain sales of the Australian borrowers, and certain events related to bankruptcy and insolvency or environmental matters. If an event of default occurs, the lenders may, among other things, terminate their commitments, declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees, and exercise remedies under the collateral documents relating to the agreement.
  Recently Issued Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). This statement nullifies the FASB’s Derivatives Implementation Group Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the application of bifurcation requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). It also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and permits qualifying special-purpose entities to hold passive derivative financial instruments that pertain to beneficial interests that are, or contain, a derivative financial instrument. SFAS No. 155 further provides the following:
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
     In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 also requires expanded disclosure with respect to the uncertainty incumbent in calculating income taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, of FIN 48 on our financial position, results of operations, and cash flows.
     In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 effective the beginning of our fiscal 2007. The adoption of SAB No. 108 had no material impact on our financial position, results of operations, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations, or cash flows.
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
     The following table provides the fair value of our open derivative instruments (in thousands):

	August 28, 2005	May 28, 2006	August 27, 2006
Fair Value:
Cattle and hogs	$527	$1,782	$5,465
Energy	1,522	—	—
Foreign currency	(79)	192	513
Interest rate swap	(2,250)	(2,638)	(2,816)

Total	$(280)	$(664)	$3,162

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
     As of August 27, 2006, we had firm contracts to purchase approximately 45% of our anticipated need of cattle and hogs, and we had derivative positions for approximately less than 1% of our anticipated need for cattle and hogs.
  Energy
     We incur energy costs in our facilities and incur higher operating expenses as a result of increases in energy costs. We may take positions in commodities used in our operations to partially offset adverse price movements in energy costs, such as natural gas and electricity. When these positions are taken, we use exchange-traded derivative commodity instruments and non-exchange traded swaps and options. We monitor the amount of associated counterparty credit risk for non-exchange traded transactions.
     Due to continued world oil market volatility during fiscal year 2006, our natural gas positions failed correlation under SFAS No. 133 and were marked to market during the thirteen weeks ended August 28, 2005 and recognized as a component of cost of goods sold in the statement of earnings for that period. We held no positions for natural gas during the thirteen weeks ended and as of August 27, 2006. As of August 27, 2006, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel.
     During the thirteen weeks ended August 27, 2006, we entered into a series of fixed price gas supply contracts for up to 30% of our anticipated monthly needs at prices ranging from $5.52 to $8.52 per MMBTU in order to provide a degree of certainty with respect to our utility costs for the upcoming year.
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

     Gains and losses from foreign currency derivatives are recognized in the statements of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For the thirteen weeks ended August 28, 2005 and August 27, 2006, our foreign currency positions qualify for hedge accounting in accordance with SFAS No. 133. The ineffective components, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.
Interest Rate Risk
     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks. As of August 27, 2006 the fair value of our floating rate debt was $284.9 million. A 100 basis point change in short-term rates would result in increased or decreased interest expense of approximately $2.8 million on an annualized basis based on borrowings outstanding as of August 27, 2006.
     In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. An amount of $(0.1) million associated with the change in market value and cash interest expense for the thirteen weeks ended August 27, 2006 is recorded within interest expense in the statement of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.
Sensitivity Analysis
     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% decrease in the fair value of applicable commodity prices, foreign exchange rates, and interest rates and excludes the underlying items that are being hedged (in thousands):

	August 28, 2005	May 28, 2006	August 27, 2006
Fair Value
Cattle and hogs	$527	$1,782	$5,465
Energy	1,522	—	—
Foreign currency	(79)	192	513
Interest rate swap	(2,250)	(2,638)	(2,816)

Total	$(280)	$(664)	$3,162

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$(8,611)	$(14,562)	$7,455
Energy	(593)	—	—
Foreign currency	(19,309)	(18,183)	(19,121)
Interest rate swap	(1,442)	(2,041)	(1,895)

Total	$(29,955)	$(34,786)	$(13,561)

ITEM 4. CONTROLS AND PROCEDURES
     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this

Quarterly Report on Form 10-Q our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. During the most recently completed fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Securities and Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 5, “Legal Proceedings” to our consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
ITEM 1A. RISK FACTORS
     During the thirteen weeks ended August 27, 2006, there were no material changes to the Risk Factors disclosed in Swift Holdings’ Annual Report on Form 10-K for the fiscal year ended May 28, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
(A)	Exhibits
3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (1)

3.2	Bylaws of S&C Holdco 3, Inc. (2)

31.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Acting Chief Financial Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Furnished herewith

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

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

William G. Trupkiewicz
Senior Vice President, Corporate Controller,
Chief Accounting Officer and Acting Chief
Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: September 29, 2006