Form 10-Q
period 2006-11-26
S&C HOLDCO 3 INC
filed 2007-01-04
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2006
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
     Yes ☐ No ☑
     There is no market for the Registrant’s common stock. As of January 3, 2007, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM 10-Q
November 26, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	May 28, 2006	November 26, 2006
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$51,681	$66,502
Trade accounts receivable, net of allowance for doubtful accounts of $1,256 and $1,110, respectively	366,744	355,211
Inventories	503,426	515,387
Other current assets	40,938	53,010

Total current assets	962,789	990,110
Property, plant, and equipment, net	510,921	495,516
Goodwill	12,681	12,681
Other intangibles, net	22,370	21,166
Other assets	21,480	17,835

Total assets	$1,530,241	$1,537,308

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,802	$1,943
Accounts payable, including book overdrafts	254,681	267,064
Accounts payable to related parties	3,461	3,236
Accrued liabilities	212,577	204,166

Total current liabilities	472,521	476,409
Long-term debt, less current portion	824,984	816,029
Other non-current liabilities	40,801	47,395

Total liabilities	1,338,306	1,339,833
Commitments and contingencies (Notes 3 and 5)
Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 28, 2006 and November 26, 2006	—	—
Additional paid-in capital	263,083	263,319
Accumulated deficit	(119,263)	(119,280)
Accumulated other comprehensive income	48,115	53,436

Total stockholder’s equity	191,935	197,475

Total liabilities and stockholder’s equity	$1,530,241	$1,537,308

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2005	November 26, 2006	November 27, 2005	November 26, 2006
	(in thousands)		(in thousands)
Net sales	$2,312,533	$2,471,481	$4,712,848	$5,057,492
Cost of goods sold	2,292,131	2,424,792	4,646,522	4,937,881

Gross profit	20,402	46,689	66,326	119,611

Selling, general, and administrative	38,333	32,538	75,184	70,451
Translation (gains) losses	(4)	276	203	620
Interest expense, net	20,975	22,557	41,476	45,631

Total other expenses	59,304	55,371	116,863	116,702

Income (loss) before income taxes	(38,902)	(8,682)	(50,537)	2,909
Income tax expense (benefit)	(21,046)	3,308	(19,610)	2,926

Net loss	$(17,856)	$(11,990)	$(30,927)	$(17)

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-Six Weeks Ended
	November 27, 2005	November 26, 2006
	(in thousands)
Cash flows from operating activities:
Net loss	$(30,927)	$(17)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	38,600	36,271
Amortization of intangibles, debt issuance costs, and accretion of bond discount	5,418	5,335
Loss (gain) on sale of property, plant, and equipment	180	(1,637)
Deferred taxes	(17,729)	(1,809)
Deferred revenue	1,000	—
Stock-based compensation	307	486
Other noncash items	(1,744)	(29)
Change in assets and liabilities	6,797	21,779

Net cash flows provided by operating activities	1,902	60,379

Cash flows from investing activities:
Additions to property, plant, and equipment	(22,812)	(16,588)
Proceeds from sales of property, plant, and equipment	1,519	2,427
Notes receivable and other items	228	—

Net cash flows used in investing activities	(21,065)	(14,161)

Cash flows from financing activities:
Additions to (payments of) revolver, net	26,436	(16,846)
Payments of debt	(675)	(1,035)
Change in bank overdraft balances	(11,883)	(14,030)
Dividends paid	(7,293)	(250)

Net cash flows provided by (used in) financing activities	6,585	(32,161)

Effect of exchange rates on cash	(32)	764

Net change in cash and cash equivalents	(12,610)	14,821

Cash and cash equivalents, beginning of period	79,348	51,681

Cash and cash equivalents, end of period	$66,738	$66,502

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
     Swift Operating is one of the leading beef and pork processing companies in the world. Swift Operating processes, prepares, packages, and delivers fresh, further processed, and value-added beef and pork products for sale to customers in the United States (“US”) and international markets. Swift Operating also provides services to its customers designed to help them develop more comprehensive and profitable sales programs. Swift Operating sells its meat products to customers in the foodservice, international, further processor, and retail distribution channels. Swift Operating also produces and sells by-products that are derived from its meat processing operations such as hides and variety meats to customers in various industries.
     Swift Operating and its subsidiaries conduct its domestic beef and pork processing businesses through Swift Beef Company (“Swift Beef”) and Swift Pork Company (“Swift Pork”) and its Australian beef business through Australia Meat Holdings Pty. Ltd. (“Swift Australia”). Swift Operating operates four beef processing facilities, three pork processing facilities, one lamb slaughter facility, and one value-added facility in the US and four beef processing facilities and four feedlots in Australia. Swift Operating’s facilities are strategically located to access raw materials in a cost effective manner and to service its global customer base.
     On September 19, 2002, HMTF Rawhide, L.P. (the “Purchaser”), the partnership formed by Swift Holdings’ equity sponsors, acquired a 54% interest in the US beef, pork, and lamb processing business and the Australian beef business of ConAgra Foods Inc. (the “Transaction”) excluding (i) ConAgra Beef Company’s cattle feeding operations (the “domestic cattle feeding operations”) and (ii) Weld Insurance Company, Inc., Monfort Finance Company, Inc., and Monfort Construction Company. Subsequent to the Transaction, the Purchaser owned approximately 54% of Swift Foods Company, ConAgra Foods owned approximately 45%, and management of Swift Foods Company owned approximately 1%. In a related transaction, an indirect subsidiary of Swift Foods Company also acquired all of the common stock of the domestic cattle feeding operations, which are not part of the business of Swift Holdings and its subsidiaries.
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
  Adoption of New Accounting Pronouncements
     Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123(R)”), was issued in December 2004 and became effective for Swift Operating in the first quarter of fiscal 2007. In March 2005, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management issued SAB No. 107, Share-Based Payment (“SAB No. 107”), to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R). Swift Operating applied the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R) in the first quarter of fiscal year 2007. The effects on Swift Operating’s consolidated financial statements of adopting SFAS No. 123(R) and SAB No. 107 are discussed below under “Stock-Based Compensation.”
     In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which became effective for Swift Operating in fiscal year 2007. See below, “Recently Issued Accounting Pronouncements,” for discussion of SAB No. 108.
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
     During the thirteen weeks ended November 26, 2006, Swift Operating reduced accruals for workers compensation and employee medical costs based on receipt of updated actuarial reports as well as management incentive accruals based on management’s current assessment of the likelihood of a payout under the plan design by $12.8 million, of which $10.5 million was recorded as a reduction in cost of goods sold and $2.3 million was recorded as a reduction in selling, general, and administrative expenses in the statements of earnings.
     Swift Operating estimates its total income tax expense based on statutory tax rates and tax planning opportunities available to it in various jurisdictions in which it earns income. Federal income taxes include an estimate for taxes on earnings of foreign subsidiaries expected to be remitted to the United States and be taxable, but not for earnings considered indefinitely invested in the foreign subsidiary. The calculation of these tax liabilities involves uncertainties in the application of complex tax regulations across the tax jurisdictions in which Swift Operating operates. In addition, Swift Operating records tax liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes will be due. Swift Operating adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.
  Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation. Revolver activity on the statements of cash flows has been reclassified and shown separately from other debt payments and the dividend received from a subsidiary in the prior twenty-six weeks has been allocated between operating and investing activities in the statement of cash flows contained in Note 7. For the thirteen and twenty-six weeks ended November 27, 2005, Swift Holdings reduced sales and cost of goods sold of Swift Australia by $16.6 million and $33.2 million, respectively, in order to eliminate certain intercompany transactions consistent with the presentation for the fiscal year ended May 28, 2006 in Swift Holdings’ previously filed Annual Report on Form 10-K. These reclassifications had no impact on gross profit, income (loss) before income taxes, net income (loss), or cash flows for either the thirteen or twenty-six weeks ended November 27, 2005 or the full fiscal year ended May 28, 2006. Income tax balances have been reclassified in the May 28, 2006 balance sheet presented in Note 7 to reflect the tax asset and liability positions of the Issuer and Subsidiary Guarantors, along with an offsetting elimination for consolidation in order to present income tax balances in their net position by tax jurisdiction. No reclassification was necessary in the Total column as the consolidated balances reflected the income tax balances in their net position.
  Recently Issued Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This pronouncement will be effective for Swift Holdings for fiscal year 2008. Swift Holdings does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations, or cash flows.
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Swift Holdings is currently evaluating the impact, if any, of FIN 48 on its financial position, results of operations, and cash flows.
     In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108 that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for Swift Holdings in fiscal year 2007. Swift Holdings’ method is in line with the SEC’s view, therefore, the adoption of SAB No. 108 did not have a material impact on its financial position, results of operations, or cash flows.
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
  Inventories
     The components of inventories, net of reserves, are as follows (in thousands):

	May 28, 2006	November 26, 2006
Livestock	$100,931	$106,880
Product inventories:
Work in progress	39,380	42,370
Finished goods	323,606	326,170
Supplies	39,509	39,967

	$503,426	$515,387

  Property, Plant, and Equipment
     Property, plant, and equipment are comprised of the following (in thousands):

	May 28, 2006	November 26, 2006
Land	$10,510	$10,653
Buildings, machinery, and equipment	666,352	679,340
Property and equipment under capital lease	21,536	21,356
Furniture, fixtures, office equipment, and other	53,702	55,428
Construction in progress	9,548	15,729

	761,648	782,506
Less accumulated depreciation	(250,727)	(286,990)

	$510,921	$495,516

  Goodwill and Other Intangible Assets
     The following is a rollforward of goodwill for the twenty-six weeks ended November 26, 2006 (in thousands):

	May 28, 2006	Adjustments	November 26, 2006
Swift Pork	$12,681	$—	$12,681
     Other identifiable amortizing intangible assets as of May 28, 2006 and November 26, 2006 are as follows (in thousands):

	May 28, 2006			November 26, 2006
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount	Amount	Amortization	Net Carrying Amount
Amortizing intangible assets:
Patents	$3,782	$(1,519)	$2,263	$3,782	$(1,725)	$2,057
Preferred Supplier Agreement	27,912	(11,651)	16,261	28,105	(12,647)	15,458

Total amortizing intangibles	$31,694	$(13,170)	$18,524	$31,887	$(14,372)	$17,515

     For the thirteen and twenty-six weeks ended November 27, 2005 and November 26, 2006, Swift Operating recognized $0.7 million, $1.6 million, $0.6 million, and $1.2 million of amortization expense, respectively.
     Based on amortizing assets recognized in Swift Operating’s balance sheet as of November 26, 2006, amortization expense for each of the next five fiscal years is estimated as follows (in thousands):

2007 (remaining)	$1,125
2008	2,127
2009	1,974
2010	1,600
2011	1,482
     Other intangible assets that are not subject to amortization include Water Right Agreements with a total carrying amount of $3.9 million and $3.7 million as of May 28, 2006 and November 26, 2006, respectively.
  Other Current Assets
     Other current assets include notes receivable totaling $7.6 million at November 26, 2006, from the City of Cactus, Texas (the “City”). In December 2002, Swift Beef loaned $2.3 million to the City for use by the City to secure acreage for the construction of the City’s new wastewater treatment plant. Swift Operating owns a beef processing facility as well as a wet blue hide processing facility which will be served by the new treatment plant. The loan was for an original two-year term and accrued interest at 6%. The loan was amended in December 2004 to extend the maturity for up to one year and was extended for an additional year in December 2005 and again for an additional year in December 2006. An additional loan was made by Swift Beef to the City in the amount of $3.5 million in January 2005 to secure additional acreage and was amended in December 2005 and again in December 2006 to extend the maturity for up to one year. A final loan in the amount of $1.8 million was made to the City to secure final acreage in September 2005 and was amended in September 2006 to extend the maturity for up to one year. In August 2006, the State of Texas approved the issuance of a wastewater treatment permit which was issued on November 9, 2006. Swift Operating will evaluate the impact of FASB Emerging Issues Task Force (“EITF”) No. 01-08, Determining Whether an Arrangement Contains a Lease, as well as EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction, in order to determine whether, once capital investment is begun by the City, a written agreement is reached, Swift Operating may be required to reflect the wastewater treatment facility as a capital asset (similar to a capital leased asset) as Swift Operating will be the primary user of the wastewater facility based on projections of volume of throughput. Interest income on the notes is recognized as an offset to interest expense.
  Overdraft Balances
     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance. The change in the related balance is reflected in financing activities on the statements of cash flows. As of May 28, 2006 and November 26, 2006, book overdrafts included in trade accounts payable were $109.5 million and $95.5 million, respectively.
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
  Income Taxes
     Swift Holdings calculates its interim income tax provision in accordance with FIN 18, Accounting for Income Taxes in Interim Periods (“FIN 18”). In accordance with paragraph 22a of FIN 18, Swift Holdings recorded a federal tax benefit of $0.7 million on US losses for the thirteen and twenty-six weeks ended November 26, 2006. In addition, Swift Holdings recognized a tax benefit of $1.8 million related to an adjustment for tax contingencies. The tax expense recognized for the thirteen and twenty-six weeks ended November 26, 2006 relates to income and other tax expenses of our Australian subsidiary, foreign withholding tax, and certain state and local tax expenses in the US.
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

  Comprehensive Income
     The components of comprehensive income for the periods indicated below are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2005	November 26, 2006	November 27, 2005	November 26, 2006
Net loss	$(17,856)	$(11,990)	$(30,927)	$(17)
Other comprehensive income (loss):
Derivative adjustment, net of tax	(21)	3	(16)	(88)
Foreign currency translation adjustment, net of tax	(5,417)	5,447	(6,810)	5,409

Total comprehensive income (loss)	$(23,294)	$(6,540)	$(37,753)	$5,304

     The above derivative adjustments are net of tax of $(12) thousand and $(3) thousand for the thirteen weeks ended November 27, 2005 and November 26, 2006, respectively, and $(9) thousand and $(39) thousand for the twenty-six weeks ended November 27, 2005 and November 26, 2006, respectively. The above foreign currency translation adjustments are net of tax of $(2.8) million and $(4.3) million for the thirteen and twenty-six weeks ended November 27, 2005, and $2.8 million for the thirteen and twenty-six weeks ended November 26, 2006.
  Stock-Based Compensation
     On May 29, 2006, the beginning of its 2007 fiscal year, Swift Holdings adopted the provisions of SFAS No. 123(R) and SAB No. 107, and related interpretations, using the “prospective” method wherein compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after that date. The adoption of SFAS No. 123(R) did not have a material effect on Swift Holdings’ financial statements as Swift Holdings had previously elected to utilize the fair value method defined in SFAS No. 123 for all stock options granted on or after December 15, 1994. Under SFAS No. 123, Swift Holdings recognized compensation expense based on the fair value of the options using the Black-Scholes-Merton option pricing model.
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
     A total of 21.5 million shares of common stock of Swift Foods are available for grant under the Option Plan. Both incentive stock options and nonqualified stock options may be granted under the Option Plan. The board of directors of Swift Foods (or a committee thereof) will administer and interpret the Option Plan and will determine, in its discretion, the employees and eligible non-employees who will receive grants, the number of shares subject to each option granted, the exercise price, and the option period (which may not be more than ten years from the date the option is granted). Stock options generally vest 25% upon grant and 1/36th per month beginning on the last day of the month following the month in which the first annual anniversary of the grant date occurs so that upon the fourth anniversary of the grant date, all shares will be fully vested.

     Stock option activity for the twenty-six weeks ended November 26, 2006 was as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life
	Shares	Price	(in Years)
Options outstanding, May 28, 2006	18,224,988	$0.50
Granted	2,500,000	$1.01
Exercised	—	—

Options outstanding, November 26, 2006	20,724,988	$0.56	7.1

Exercisable	13,333,769	$0.32	6.2

Available for future grant	775,012

     During the thirteen and twenty-six weeks ended November 26, 2006, the Board of Directors of Swift Foods, the ultimate parent of Swift Holdings, granted 1,250,000 and 2,500,000 options to members of management, respectively. Stock based compensation expense recognized under SFAS No. 123(R) in the statements of earnings for the thirteen and twenty-six weeks ended November 26, 2006 totaled $0.2 million and $0.5 million, respectively. The fair value of options vested during the thirteen and twenty-six weeks ended November 26, 2006 was $0.2 million and $0.5 million, respectively.
     Stock based compensation expense recognized under SFAS No. 123 in the statements of earnings for the thirteen and twenty-six weeks ended November 27, 2005 totaled $0.1 million with a $52 thousand related tax benefit and $0.3 million with a $0.1 million related tax benefit, respectively.
     As allowed for entities with no publicly traded equity securities, Swift Holdings used a zero volatility factor in estimating the value of Swift Foods’ stock options for the twenty-six weeks ended November 27, 2005. Risk free interest rates are based on the Treasury bond rate over the option’s expected term. Swift Holdings calculates the fair value of Swift Foods’ stock options using the Black-Scholes-Merton option pricing model. Since Swift Foods is not a publicly traded company, it is unable to calculate the historical volatility of its common stock. Beginning May 29, 2006, Swift Holdings evaluated the historical volatility of companies within the protein industry. The average volatility of the common stock of these companies was used for the volatility assumption of Swift Foods. Weighted average assumptions used in the fair value calculation are outlined in the table below.

	Twenty-Six Weeks Ended
	November 27, 2005	November 26, 2006
	Under SFAS No. 123	Under SFAS No. 123(R)
Weighted average expected lives of options	3.3 years	4 years
Weighted average risk-free interest rate	3.8%	4.8%
Range of risk-free interest rates (i)	3.7% - 4.1%	4.7% - 4.8%
Weighted average expected volatility	0.0%	32.0% - 33.0%
Range of expected volatility	0.0%	23.5% - 43.7%
Expected dividend yield	0.0%	0.0%

(i)	Stock options were granted on two different dates during both of the twenty-six weeks ended November 27, 2005 and November 26, 2006.
     As of November 26, 2006, Swift Holdings had $1.3 million of total unrecognized compensation cost related to stock option grants that will be recognized over a weighted average period of 1.1 years.
     The weighted average per share fair value of options granted during the twenty-six weeks ended November 27, 2005 and November 26, 2006 was $0.12 and $0.33, respectively.
     Plant Closure
     In August 2005, Swift Operating announced the immediate closure of its Nampa, Idaho non-fed cattle processing facility. Swift Operating recognized costs associated with the closure of $3.1 million consisting of $2.5 million one-time severance and $0.6 million plant closure costs. Management completed an analysis under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which indicated no impairment of the asset group’s long-lived assets as of November 27, 2005. These assets were subsequently sold to XL Foods, Inc. (“XL Foods”) on May 26, 2006, the end of Swift Operating’s fiscal year 2006. In connection with the sale, Swift Operating agreed to reimburse XL Foods for costs associated with re-commissioning the former Nampa facility, up to a certain threshold. Swift Operating was notified in November 2006 of XL Foods’ intent to re-commission the Nampa facility, therefore Swift Operating has recognized $0.7 million of expenses in the statements of earnings for the thirteen and twenty-six weeks ended November 26, 2006. Swift Operating also recognized $0.8 million for a liability to the multi-employer pension plan associated with certain former employees of the Nampa facility upon receipt of notice that the plan was underfunded.
     Settlement Received
     In October 2005, Swift Operating received a $2.3 million full and final settlement from a suit against linerboard manufacturers who were alleged to have violated anti-trust laws related to price fixing. Linerboard is the material from which corrugated boxes are made and in which Swift Operating ships the majority of its finished goods. These proceeds were reflected as a reduction of cost of goods sold during the thirteen and twenty-six weeks ended November 27, 2005 since the amount represented a reimbursement of excess costs previously charged against cost of goods sold.
  NOTE 2. DERIVATIVE FINANCIAL INSTRUMENTS
     Swift Operating is exposed to market risk such as changes in commodity prices, foreign currency exchange rates, and interest rate risk. To manage volatility associated with these exposures, Swift Operating may enter into various derivative transactions pursuant to established company policies. Derivatives that qualify and are designated for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), are measured at fair value and reported as a component of other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Hedges that do not qualify, or are not designated for hedge accounting, are measured at fair value and the gain or loss is recognized currently into earnings. Gains and losses from energy and livestock derivatives are recognized in the statement of earnings as a component of cost of goods sold upon change in fair value. Gains and losses from foreign currency derivatives are recognized in the statement of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value.
     The fair value of derivative assets is recognized within other current assets while the fair value of derivative liabilities is recognized within accrued liabilities. Cash flows from derivative transactions are classified according to the nature of the risk being hedged. At May 28, 2006 and November 26, 2006, the fair value of derivatives recognized within other current assets was $4.9 million and $10.8 million, respectively. The fair value of derivatives recognized within accrued liabilities was $5.6 million and $6.6 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The mix of fixed rate and variable rate debt is continuously monitored by management to achieve the fixed/floating rate target. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the thirteen weeks ended November 27, 2005 and November 26, 2006, Swift Operating recognized, in interest expense, amounts of $0.9 million and $(0.1) million, respectively, related to the swap. For the twenty-six weeks ended November 27, 2005 and November 26, 2006, Swift Operating recognized, in interest expense, amounts of $1.5 million and $(0.2) million, respectively, related to the swap. At May 28, 2006 and November 26, 2006, the fair value of the interest rate swap recognized within accrued liabilities was $2.6 million and $1.6 million, respectively.
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
     As of May 28, 2006 and November 26, 2006, the net deferred amount of derivative gains and losses recognized in accumulated other comprehensive income was $0.1 million net of tax gain and $0.1 million net of tax loss, respectively. Swift Operating anticipates losses of $0.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

     Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond its control, such as economic and political conditions, supply and demand, weather, governmental regulation, and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of November 26, 2006, Swift Operating had derivative positions in place covering approximately 1% of its anticipated need for livestock through November 2008. As of November 26, 2006, Swift Operating had contracts to purchase 100% of its anticipated need for natural gas and diesel fuel through November 2007.
NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS
     The major components of debt are as follows (in thousands):

	May 28, 2006	November 26, 2006
Current portion of long-term debt:
Current portion of installment notes payable	$209	$468
Current portion of capital lease obligations	1,593	1,475

Current portion of long-term debt	1,802	1,943

Long-term debt:
Revolving credit facility	276,295	260,506
Senior notes due 2009, net of unaccreted discount	259,745	260,990
Senior notes due 2010, net of unaccreted discount	111,101	117,805
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	11,359	10,949
Long-term capital lease obligations	16,484	15,779

Long-term debt, less current portion	824,984	816,029

Total debt	$826,786	$817,972

     As of November 26, 2006, Swift Operating had approximately $260.5 million of secured debt outstanding, approximately $23.3 million of outstanding letters of credit, and approximately $266.2 million of availability under its revolving credit facility.

     A summary of the components of interest expense is presented below (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2005	November 26, 2006	November 27, 2005	November 26, 2006
Interest on:
Revolving credit facility (approximately 6.3%, 7.4%, 5.8%, and 7.4%)	$3,653	$5,471	$6,738	$11,416
Senior notes due 2009 (10.125% rate)	6,778	6,778	13,525	13,525
Senior notes due 2010 (11.0%, 12.0%, 11.0%, and 12.0% rate) (i)	2,677	3,375	5,781	6,678
Senior subordinated notes (12.5% rate)	4,686	4,686	9,348	9,348
Capital lease interest	411	384	830	777
Other miscellaneous interest charges	229	241	386	523
Interest rate swap	869	(139)	1,455	(200)
Amortization of deferred financing costs	1,464	1,474	3,062	2,944
Accretion of original issue discount	635	635	1,270	1,270
Less: Capitalized interest	(122)	(63)	(229)	(137)
Interest income	(305)	(285)	(690)	(513)

Total interest expense, net	$20,975	$22,557	$41,476	$45,631

(i)	The senior notes due 2010 are issued by Swift Holdings and guaranteed by Swift Foods. This guarantee expired on September 11, 2006.
     Guarantee of Debt of Indirect Parent — On March 11, 2005, Swift Foods issued $75.0 million of 10.25% convertible senior subordinated notes. The convertible notes are guaranteed by Swift Holdings.
     Financial Covenants - Swift Operating’s senior credit facilities and the indentures governing the notes issued by Swift Holdings and Swift Operating contain financial covenants that limit the ability of Swift Holdings and its subsidiaries to incur additional indebtedness, sell or dispose of assets, pay certain dividends, and prepay or amend certain indebtedness among other matters. As of November 26, 2006, Swift Holdings and its subsidiaries were in compliance with all financial covenants.
NOTE 4. RELATED PARTY TRANSACTIONS
     Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of HM Capital Partners, LLC (formerly known as Hicks, Muse, Tate & Furst, Incorporated) (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing monitoring and oversight and services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly. Selling, general, and administrative expenses for the thirteen and twenty-six weeks ended November 27, 2005 and November 26, 2006 include $0.6 million, $1.2 million, $0.5 million, and $1.0 million, respectively, related to this agreement.
     Indemnity Side Letter — In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction, and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs, and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. At November 26, 2006, Swift Operating had a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represents additional claims from customers who received reimbursement for recall related costs from Swift Operating.
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
     During the thirteen weeks ended November 26, 2006, Swift Operating paid a dividend of $250 thousand to Swift Foods to fund the repurchase of Swift Foods’ common stock from a former executive of Swift Foods and its subsidiaries, including Swift Holdings.
     Guarantee – In connection with Swift Holdings’ issuance of $105.0 million of senior notes due March 2010, on March 11, 2005, Swift Foods, an indirect parent of Swift Holdings, issued a guarantee of the senior notes (see Note 3). If Swift Holdings is unable to perform under the senior notes indenture, Swift Foods would be required to satisfy the obligation. This guarantee expired on September 11, 2006.
     Guarantee of Debt of Indirect Parent — On March 11, 2005, Swift Foods issued $75.0 million of 10.25% convertible senior subordinated notes. The convertible notes are guaranteed by Swift Holdings. The maximum potential amount of future payments that Swift Holdings would be required to make under the guarantee of Swift Foods’ convertible notes totaled $128.9 million at May 28, 2006 and November 26, 2006. The likelihood of material payments under this guarantee is not considered probable.
     Surety Guarantee – On December 16, 2005, Swift Foods and Swift Holdings issued a parental guarantee to certain surety insurance carriers related to the livestock surety bonds of their subsidiary Swift Operating. The livestock bonds are required by the Packers & Stockyards Administration of the US Department of Agriculture under the Packers and Stockyards Act of 1921 and would be triggered only in the event that Swift Operating failed to properly pay livestock producers for animals delivered to its plants.
     Payables and Receivables with Parent – In connection with the issuance of Swift Holdings’ $105.0 million of senior notes due March 2010 in fiscal 2005, Swift Foods, an indirect parent of Swift Holdings, paid certain debt issuance costs on behalf of Swift Holdings. These costs are reflected as a payable to related party in the May 28, 2006 and November 26, 2006 consolidated balance sheets.
   Transactions with Affiliated Companies
     During the thirteen and twenty-six weeks ended November 27, 2005 and November 26, 2006, Swift Operating purchased $0.1 million, $0.2 million, $1.0 million and $1.9 million of cattle hides, respectively, and $25 thousand, $0.1 million, $0.1 million and $0.2 million of commodity product, respectively, from Coleman Natural Meats (“Coleman”), an independent meat packing company controlled by the chairman of the board of Swift Foods and its subsidiaries. In addition, it provided certain further processing capabilities to Coleman in the amount of $0.1 million and $0.1 million during the thirteen and twenty-six weeks ended November 27, 2005, respectively. There was no further processing provided to Coleman in the thirteen and twenty-six weeks ended November 26, 2006. Such services were performed on a cost reimbursement basis.
     In September 2005, Swift Foods purchased a claim of Snow Ball Foods, LLC (“Snow Ball”) against an unrelated third party. Booth Creek Management, an affiliate of George N. Gillett, Jr., the chairman of the board of Swift Foods and its subsidiaries, owns an indirect equity interest in both Snow Ball and Swift Foods. Swift Foods paid Snow Ball $0.2 million in September 2005 and issued a promissory note for an additional $0.2 million which was paid to Snow Ball in October 2006. Swift Operating, an indirect subsidiary of Swift Foods, agreed to reimburse Swift Foods for these amounts and recognized an expense of $0.4 million which is included in Swift Holdings’ results of operations for the thirteen and twenty-six weeks ended November 27, 2005.
     During the thirteen and twenty-six weeks ended November 26, 2006, Swift Operating paid commissions totaling $118 thousand and $146 thousand, respectively, to Swett & Crawford, an intermediary insurance broker owned by HMSC Investments, L.P., an affiliate of Hicks Muse Partners, one of Swift Operating’s equity sponsors. The commissions were earned by Swett & Crawford for placing insurance coverage with third-party carriers at market rates.
NOTE 5. LEGAL PROCEEDINGS
     On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the businesses acquired in the Transaction and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company, and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek an estimated $9.2 million in actual damages against Swift Beef under various causes of action, including restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. On April 12, 2006, the jury returned a verdict against three of the four defendants, including a $2.3 million verdict against Swift Beef. A judgment has not been entered on the verdict and Swift Beef has filed its notice of appeal. The Court of Appeals dismissed Swift Beef’s notice of appeal as premature and remanded the case to the trial court for further proceedings. Swift Beef plans to appeal at the appropriate time any adverse judgment that is eventually entered. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the businesses acquired in the Transaction, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the businesses acquired in the Transaction prior to the acquisition of these entities to the extent such damages together with any other indemnifiable claims under the acquisition agreement entered into to effect the Transaction exceed a minimum threshold of $7.5 million. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers.
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
     Swift Australia — The majority of Swift Australia’s revenues are generated by the meat processing division from the sale of fresh meat, which includes chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. The foods division produces value-added meat products including toppings for pizzas. The wholesale trading division trades in boxed meat products to brokers and retailers who resell those products to end customers.
     Corporate and Other — Includes certain revenues and expenses not directly attributable to the primary segments, as well as eliminations resulting from the consolidation process.
The following table presents segment results for the thirteen and twenty-six weeks ended November 27, 2005 and November 26, 2006 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 27, 2005	November 26, 2006	November 27, 2005	November 26, 2006
Net sales
Swift Beef	$1,342,244	$1,427,245	$2,746,176	$2,993,418
Swift Pork	541,294	544,437	1,063,966	1,090,780
Swift Australia	441,191	511,268	926,366	993,578
Corporate and Other	(12,196)	(11,469)	(23,660)	(20,284)

Total	$2,312,533	$2,471,481	$4,712,848	$5,057,492

Depreciation and amortization
Swift Beef	$11,150	$9,752	$22,248	$19,685
Swift Pork	4,861	4,466	9,820	8,976
Swift Australia	3,997	4,398	8,131	8,731
Corporate and Other	—	—	—	—

Total	$20,008	$18,616	$40,199	$37,392

EBITDA
Swift Beef	$(29,703)	$(17,590)	$(25,632)	$18,447
Swift Pork	25,756	25,517	41,818	37,627
Swift Australia	6,028	24,564	14,952	29,858
Corporate and Other	—	—	—	—

Total	2,081	32,491	31,138	85,932
Interest expense, net.	(20,975)	(22,557)	(41,476)	(45,631)
Depreciation and amortization	(20,008)	(18,616)	(40,199)	(37,392)

Total income (loss) before income taxes	$(38,902)	$(8,682)	$(50,537)	$2,909

     Total assets by segment are as follows (in thousands):

	May 28, 2006	November 26, 2006
Total assets
Swift Beef	$759,300	$732,416
Swift Pork	291,745	275,141
Swift Australia	525,597	558,927
Corporate and Other	383,727	414,628
Eliminations	(430,128)	(443,804)

Total	$1,530,241	$1,537,308

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
     The following condensed financial statements set forth Swift Operating’s balance sheets as of May 28, 2006 and November 26, 2006, statements of earnings for the thirteen and twenty-six weeks ended November 27, 2005 and November 26, 2006 and statements of cash flows for the twenty-six weeks ended November 27, 2005 and November 26, 2006. Effective with the date of the Transaction, Swift Operating’s senior notes due 2009 and senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information is presented under the following column headings: Parent Guarantor, Issuer, Subsidiary Guarantors, and Subsidiary Non-Guarantors. “Subsidiary Non-Guarantors” include only the foreign subsidiaries of Swift Operating, which include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan, and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.
     All of the Subsidiary Guarantors are wholly-owned subsidiaries of Swift Operating and their guarantees are full and unconditional, and joint and several. There are no provisions in the indentures governing the senior notes or senior subordinated notes or other existing agreements that would prevent holders of guaranteed obligations from taking immediate action against the Parent Guarantor or any Subsidiary Guarantor in the event of default. The ability of the Subsidiary Guarantors to pay dividends or make loans or other payments to Swift Operating depends on their earnings, capital requirements, and general financial condition. The senior credit facilities and the indentures governing the senior notes due 2009 and the senior subordinated notes limit the ability of Swift Operating and its subsidiaries to restrict the ability of the Subsidiary Guarantors to pay dividends or make loans or other advances to Swift Operating, subject to applicable laws and regulations and future agreements to which the Subsidiary Guarantors may be a party. The Parent Guarantor is a holding company with no operations of its own, and its assets consist of financing costs associated with, and the capital stock of, Swift Operating. Consequently, its ability to pay amounts under its guarantee depends on the earnings and cash flows of Swift Operating and its subsidiaries and the ability of these entities to pay dividends or advance funds to the Parent Guarantor.
     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction described in Note 1, for the thirteen weeks ended November 27, 2005 and November 26, 2006, amounts of $2.6 million and for the twenty-six weeks ended November 27, 2005 and November 26, 2006, amounts of $5.2 million were reflected as interest expense of the Subsidiary Non-Guarantors. Corresponding interest income of $2.6 million for the thirteen weeks ended November 27, 2005 and November 26, 2006 and $5.2 million for the twenty-six weeks ended November 27, 2005 and November 26, 2006 were reflected for the Subsidiary Guarantors, in the accompanying statements of earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
BALANCE SHEET
MAY 28, 2006
(in thousands)

	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,074	$1,429	$6,178	$—	$51,681
Accounts receivable, net	—	3,761	283,825	80,800	(1,642)	366,744
Inventories	—	—	312,014	191,412	—	503,426
Other current assets	—	7,628	82,461	8,562	(57,713)	40,938

Total current assets	—	55,463	679,729	286,952	(59,355)	962,789
Property, plant, and equipment, net	—	—	340,138	170,783	—	510,921
Intercompany receivable	15,492	846,581	—	—	(862,073)	—
Goodwill	—	—	12,681	—	—	12,681
Other intangibles, net	—	—	16,695	5,675	—	22,370
Other assets	2,727	173,705	705	4,048	(159,705)	21,480
Net investment and advances in subsidiaries	289,294	54,210	—	—	(343,504)	—

Total assets	$307,513	$1,129,959	$1,049,948	$467,458	$(1,424,637)	$1,530,241

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of long-term debt	$—	$209	$1,593	$—	$—	$1,802
Accounts payable	3,461	8,218	173,945	72,518	—	258,142
Intercompany payable	—	—	836,436	25,637	(862,073)	—
Accrued liabilities	1,016	134,265	82,818	53,833	(59,355)	212,577

Total current liabilities	4,477	142,692	1,094,792	151,988	(921,428)	472,521
Long-term debt, less current portion	111,101	656,104	16,484	126,219	(84,924)	824,984
Other non-current liabilities	—	41,869	65,654	8,059	(74,781)	40,801

Total liabilities	115,578	840,665	1,176,930	286,266	(1,081,133)	1,338,306

Commitments and contingencies (Notes 3 and 5)
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	263,083	360,442	—	—	(360,442)	263,083
Retained earnings (accumulated deficit)	(119,263)	(119,263)	(126,992)	42,176	204,079	(119,263)
Accumulated other comprehensive income	48,115	48,115	8	64,016	(112,139)	48,115

Total stockholder’s equity	191,935	289,294	(126,982)	181,192	(343,504)	191,935

Total liabilities and stockholder’s equity	$307,513	$1,129,959	$1,049,948	$467,458	$(1,424,637)	$1,530,241

S&C HOLDCO 3, INC. AND SUBSIDIARIES
BALANCE SHEET
November 26, 2006
(in thousands)
(unaudited)

	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$56,382	$1,887	$8,233	$—	$66,502
Accounts receivable, net	—	3,675	245,224	107,926	(1,614)	355,211
Inventories	—	—	319,352	196,035	—	515,387
Other current assets	—	15,724	94,187	7,302	(64,203)	53,010

Total current assets	—	75,781	660,650	319,496	(65,817)	990,110
Property, plant, and equipment, net	—	—	322,554	172,962	—	495,516
Intercompany receivable	22,331	805,781	—	—	(828,112)	—
Goodwill	—	—	12,681	—	—	12,681
Other intangibles, net	—	—	15,597	5,569	—	21,166
Other assets	2,368	171,601	663	2,910	(159,707)	17,835
Net investment and advances in subsidiaries	294,834	62,372	—	—	(357,206)	—

Total assets	$319,533	$1,115,535	$1,012,145	$500,937	$(1,410,842)	$1,537,308

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$468	$1,475	$—	$—	$1,943
Accounts payable	3,236	7,403	185,847	73,814	—	270,300
Intercompany payable	—	—	794,588	33,524	(828,112)	—
Accrued liabilities	1,017	122,656	79,425	66,885	(65,817)	204,166

Total current liabilities	4,253	130,527	1,061,335	174,223	(893,929)	476,409
Long-term debt, less current portion	117,805	641,939	15,779	125,430	(84,924)	816,029
Other non-current liabilities	—	48,235	65,454	8,489	(74,783)	47,395

Total liabilities	122,058	820,701	1,142,568	308,142	(1,053,636)	1,339,833

Commitments and contingencies (Notes 3 and 5)
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	263,319	360,678	—	—	(360,678)	263,319
Retained earnings (accumulated deficit)	(119,280)	(119,280)	(130,425)	45,592	204,113	(119,280)
Accumulated other comprehensive income	53,436	53,436	—	72,203	(125,639)	53,436

Total stockholder’s equity	197,475	294,834	(130,423)	192,795	(357,206)	197,475

Total liabilities and stockholder’s equity	$319,533	$1,115,535	$1,012,145	$500,937	$(1,410,842)	$1,537,308

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Thirteen Weeks Ended November 27, 2005
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$1,969,122	$343,411	$—	$2,312,533
Cost of goods sold	—	—	1,957,541	334,590	—	2,292,131

Gross profit	—	—	11,581	8,821	—	20,402

Selling, general, and administrative	—	—	32,136	6,197	—	38,333
Translation (gains) losses	—	—	2	(6)	—	(4)
Interest expense, net	—	—	14,966	6,009	—	20,975

	—	—	47,104	12,200	—	59,304

Loss before income taxes	—	—	(35,523)	(3,379)	—	(38,902)
Income tax benefit	—	—	(20,032)	(1,014)	—	(21,046)

Loss before equity in earnings of unconsolidated subsidiaries	—	—	(15,491)	(2,365)	—	(17,856)
Equity in losses of unconsolidated subsidiaries	(17,856)	(17,856)	—	—	35,712	—

Net loss	$(17,856)	$(17,856)	$(15,491)	$(2,365)	$35,712	$(17,856)

	Twenty-Six Weeks Ended November 27, 2005
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$3,996,513	$716,335	$—	$4,712,848
Cost of goods sold	—	—	3,948,187	698,335	—	4,646,522

Gross profit	—	—	48,326	18,000	—	66,326

Selling, general, and administrative	—	—	63,072	12,112	—	75,184
Translation losses	—	—	6	197	—	203
Interest expense, net	—	—	29,520	11,956	—	41,476

	—	—	92,598	24,265	—	116,863

Loss before income taxes	—	—	(44,272)	(6,265)	—	(50,537)
Income tax benefit	—	—	(17,730)	(1,880)	—	(19,610)

Loss before equity in earnings of unconsolidated subsidiaries	—	—	(26,542)	(4,385)	—	(30,927)
Equity in losses of unconsolidated subsidiaries	(30,927)	(30,927)	—	—	61,854	—

Net loss	$(30,927)	$(30,927)	$(26,542)	$(4,385)	$61,854	$(30,927)

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Thirteen Weeks Ended November 26, 2006
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$2,044,331	$427,150	$—	$2,471,481
Cost of goods sold	—	—	2,023,962	400,830	—	2,424,792

Gross profit	—	—	20,369	26,320	—	46,689

Selling, general, and administrative	—	—	25,670	6,868	—	32,538
Translation (gains) losses	—	—	(2)	278	—	276
Interest expense, net	—	—	15,552	7,005	—	22,557

	—	—	41,220	14,151	—	55,371

Income (loss) before income taxes	—	—	(20,851)	12,169	—	(8,682)
Income tax expense	—	—	(343)	3,651	—	3,308

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	—	(20,508)	8,518	—	(11,990)
Equity in losses of unconsolidated subsidiaries	(11,990)	(11,990)	—	—	23,980	—

Net income (loss)	$(11,990)	$(11,990)	$(20,508)	$8,518	$23,980	$(11,990)

	Twenty-Six Weeks Ended November 26, 2006
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$4,228,209	$829,283	$—	$5,057,492
Cost of goods sold	—	—	4,141,931	795,950	—	4,937,881

Gross profit	—	—	86,278	33,333	—	119,611

Selling, general, and administrative	—	—	57,053	13,398	—	70,451
Translation (gains) losses	—	—	(12)	632	—	620
Interest expense, net	—	—	31,208	14,423	—	45,631

	—	—	88,249	28,453	—	116,702

Income (loss) before income taxes	—	—	(1,971)	4,880	—	2,909
Income tax expense	—	—	1,462	1,464	—	2,926

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	—	(3,433)	3,416	—	(17)
Equity in losses of unconsolidated subsidiaries	(17)	(17)	—	—	34	—

Net income (loss)	$(17)	$(17)	$(3,433)	$3,416	$34	$(17)

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended November 27, 2005
	Swift
	Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$(1,598)	$(900)	$11,717	$(1,235)	$(6,082)	$1,902

Cash flows from investing activities:
Additions to property, plant, and equipment	—	—	(10,648)	(12,164)	—	(22,812)
Proceeds from sales of property, plant, and equipment	—	—	1,469	50	—	1,519
Investment activity with subsidiaries	—	19,003	—	—	(19,003)	—
Notes receivable and other items	—	228	—	—	—	228

Net cash flows provided by (used in) investing activities	—	19,231	(9,179)	(12,114)	(19,003)	(21,065)

Cash flows from financing activities:
Additions to (payments of) revolver, net	—	(3,000)	—	29,436	—	26,436
Payments of debt	—	(121)	(554)	—	—	(675)
Change in bank overdraft balances	—	(470)	(9,216)	(2,197)	—	(11,883)
Dividends paid	—	(7,293)	—	(25,085)	25,085	(7,293)
Net investments and advances/(distributions)	1,598	(18,466)	7,251	9,617	—	—

Net cash flows provided by (used in) financing activities	1,598	(29,350)	(2,519)	11,771	25,085	6,585

Effect of exchange rates on cash	—	—	—	(32)	—	(32)

Net change in cash and cash equivalents	—	(11,019)	19	(1,610)	—	(12,610)

Cash and cash equivalents, beginning of period	—	68,473	1,592	9,283	—	79,348

Cash and cash equivalents, end of period	$—	$57,454	$1,611	$7,673	$—	$66,738

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended November 26, 2006
	Swift
	Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$6,454	$(18,690)	$69,469	$3,146	$—	$60,379

Cash flows from investing activities:
Additions to property, plant, and equipment	—	—	(10,460)	(6,128)	—	(16,588)
Proceeds from sales of property, plant, and equipment	—	—	2,089	338	—	2,427

Net cash flows used in investing activities	—	—	(8,371)	(5,790)	—	(14,161)

Cash flows from financing activities:
Payments of revolver, net	—	(15,000)	—	(1,846)	—	(16,846)
Payments of debt	—	(212)	(823)	—	—	(1,035)
Change in bank overdraft balances	—	(814)	(12,292)	(924)	—	(14,030)
Dividend paid	—	(250)	—	—	—	(250)
Net investments and advances/(distributions)	(6,454)	47,274	(47,525)	6,705	—	—

Net cash flows provided by (used in) financing activities	(6,454)	30,998	(60,640)	3,935	—	(32,161)

Effect of exchange rates on cash	—	—	—	764	—	764

Net change in cash and cash equivalents	—	12,308	458	2,055	—	14,821

Cash and cash equivalents, beginning of period	—	44,074	1,429	6,178	—	51,681

Cash and cash equivalents, end of period	$—	$56,382	$1,887	$8,233	$—	$66,502

  NOTE 8. SUBSEQUENT EVENT
     On December 12, 2006, as previously reported on Form 8-K filed with the SEC by Swift Holdings on December 13, 2006, agents from the US Department of Homeland Security’s Immigration and Customs Enforcement (“ICE”) division and other law enforcement agencies conducted on-site employee interviews at all of Swift Operating’s domestic production facilities except Louisville, KY and Santa Fe Springs, CA in connection with an investigation of the immigration status of an unspecified number of Swift Operating’s workers. Approximately 1,300 individuals were detained by ICE and removed from Swift Operating’s domestic labor force. No civil or criminal charges have been filed by the government against Swift Operating or any of its current or former management employees. On December 12, 2006, after a six to seven hour suspension of operations due to the employee interview process, Swift Operating resumed production at all facilities but at reduced output levels. Output levels are expected to be below historical levels over the near term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
     This report contains “forward-looking” statements within the meaning of the federal securities laws. The forward-looking statements include statements concerning our outlook for the future, as well as other statements of beliefs, future plans, and strategies or anticipated events, and similar statements concerning matters that are not historical facts. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include the availability and prices of live cattle, hogs, raw materials and supplies, food safety, livestock disease, the competitive environment and related market conditions, hedging risk, operating efficiencies, changes in interest rate and foreign currency exchange rates, compliance with covenants of loan agreements, the cost of compliance with environmental and health standards, adverse results from on-going litigation, and the actions of domestic and foreign governments. Reference is hereby made to the disclosures contained under the heading “Item 1A. Risk Factors” of Swift Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 18, 2006 and in this Form 10-Q and which should be read in conjunction with this report.
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
     Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123(R)”), was issued in December 2004 and became effective for us in the first quarter of fiscal 2007. In March 2005, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R). We applied the principles of SAB No. 107 in conjunction with our adoption of SFAS No. 123(R) in the first quarter of fiscal year 2007. The effects on our consolidated financial statements of adopting SFAS No. 123(R) and SAB No. 107 are discussed in Note 1, “Description of Business and Basis of Presentation” under the section titled “Stock-Based Compensation,” of the consolidated financial statements contained in Part I. Item 1. of this Form 10-Q.
     In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which became effective for us in fiscal year 2007. See “Recently Issued Accounting Pronouncements,” for discussion of SAB No. 108.

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
Recent Developments
     United States BSE Outbreak — On December 23, 2003, the United States Department of Agriculture (“USDA”) reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or “BSE”) in the United States after performing preliminary tests on a cow slaughtered in Washington. Additional testing of the samples performed in the United Kingdom confirmed the findings on December 25, 2003. Following the announcement, the USDA recalled approximately 10,000 pounds of beef that originated from the Washington slaughter facility, and a number of countries, including Japan, Mexico, South Korea, Australia, Singapore, Malaysia, Russia, and China, temporarily banned the import of US beef. Japan, Mexico, and South Korea historically are the top three importers of US beef by volume according to the USDA. During fiscal 2003 and the six months ended November 23, 2003, periods prior to the import bans, these three countries collectively accounted for approximately 85% and 87%, respectively, of Swift Operating’s US beef exports, representing 11% and 14% of total worldwide beef sales for these periods, respectively.
     Taiwan, Hong Kong, and Singapore have subsequently opened their markets to US beef for import of boneless beef from cattle 30 months of age or younger. Mexico approved the imports of bone-in beef during the third quarter of fiscal 2006.
     On December 12, 2005, Japan reopened its market to US and Canadian beef for import of cattle 20 months of age or younger. On January 20, 2006, Japan reinstituted its ban on imports of all beef products produced in the United States following their discovery that a single packing plant had violated the terms of the agreement reached between the US and Japan governing product specifications. At the end of July 2006, Japan reopened its market to US beef for import of cattle 20 months of age or younger. Although Japanese consumer demand for US beef is higher than expected, the age restriction continues to keep import volumes low. South Korea reopened its market to US beef for import of cattle 30 months of age or younger on September 8, 2006; however, recent shipments by other meatpackers have been rejected by South Korea due to the inclusion of small bone or cartilage fragments as the agreement stipulates all shipments must be boneless. These actions have effectively closed the market to US Beef. We have not made any shipments of beef to South Korea since the announcement of the reopening of the market. The US continues to negotiate with South Korea regarding the standards for shipments of US beef.
     We cannot anticipate the duration of remaining beef import bans or whether additional countries may impose similar restrictions. In addition, we cannot presently assess any further economic impact of this occurrence on the US beef industry or on our operations. Our revenues and net income may continue to be materially adversely affected in the event previously announced import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect, or domestic consumer demand for beef declines substantially.
     On December 12, 2006, as previously reported on our Form 8-K filed with the SEC on December 13, 2006, agents from the US Department of Homeland Security’s Immigration and Customs Enforcement (“ICE”) division and other law enforcement agencies conducted on-site employee interviews at all of our domestic production facilities except Louisville, KY and Santa Fe Springs, CA in connection with an investigation of the immigration status of an unspecified number of our workers. Approximately 1,300 individuals were detained by ICE and removed from our domestic labor force. No civil or criminal charges have been filed by the government against us or any of our current or former management employees. On December 12, 2006, after a six to seven hour suspension of operations due to the employee interview process, we resumed production at all facilities but at reduced output levels. Output levels are expected to be below historical levels over the near term. While we are still evaluating the financial impact, our preliminary estimate of the one-time impact on our full year ended May 27, 2007 is expected to be approximately $20 million resulting primarily from lost operating efficiency as new employees are retrained, plus up to an additional $10 million expected for employee retention and hiring incentives required to restaff the facilities with production employees. We do not believe there will be a continuing effect on our business, financial condition, results of operations, and cash flows beyond the current fiscal year.
Supplemental Financial Data
     The following supplemental financial data is provided to assist in understanding our operating results. EBITDA represents earnings before interest, income taxes, depreciation, and amortization. EBITDA is not intended to represent cash from operations as defined by accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as an alternative to cash flow or operating income as measured by GAAP. We believe EBITDA provides investors and analysts in the meat processing industry useful information with which to analyze and compare our results on a comparable basis with other companies on the basis of operating performance, leverage, and liquidity. However, since EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the meat processing industry. Last twelve months (“LTM”) represents the last twelve months ending on the most recent balance sheet date. It is not defined by GAAP and should not be considered an alternative to actual fiscal year information. LTM is used by management and our lenders in evaluating the business due to its use in our debt covenants.
     The following table sets forth the reconciliation of EBITDA to total income (loss) before income taxes for the periods presented, including the last twelve months (“LTM”) ended November 26, 2006 (in thousands):

	Twenty-Six		Twenty-Six
	Weeks Ended	Fiscal Year	Weeks Ended	LTM Ended
	November 27,	Ended	November 26,	November 26,
	2005	May 28, 2006	2006	2006 (a)
EBITDA
Swift Beef	$(25,632)	$(97,082)	$18,447	$(53,003)
Swift Pork	41,818	73,336	37,627	69,145
Swift Australia	14,952	29,465	29,858	44,371

Total	31,138	5,719	85,932	60,513
Depreciation, amortization, and goodwill impairment charges (b)	(40,199)	(101,127)	(37,392)	(98,320)
Interest expense, net	(41,476)	(87,538)	(45,631)	(91,693)

Total income (loss) before income taxes	$(50,537)	$(182,946)	$2,909	$(129,500)

(a)	This column is derived by deducting the twenty-six weeks ended November 27, 2005 from the fiscal year ended May 28, 2006, and adding the twenty-six weeks ended November 26, 2006.

(b)	The fiscal year ended May 28, 2006 includes a goodwill impairment charge of $21.1 million related to the Swift Australia segment.
Results of Operations
     Twenty-six weeks ended November 26, 2006 compared to twenty-six weeks ended November 27, 2005
     Net Sales. Net sales for the twenty-six weeks ended November 26, 2006 increased $344.6 million, or 7.3%, as compared to the twenty-six weeks ended November 27, 2005, primarily reflecting a 5.0% increase in beef volume coupled with a 3.8% increase in beef prices, a 7.0% increase in volumes on nominally flat prices for Swift Australia and a 1.3% increase in volume for Swift Pork coupled with a 1.2% increase in pork prices. The US dollar to Australian dollar exchange rate decrease of approximately 0.1% had a minimally unfavorable impact on net sales.

     Cost of Goods Sold. Cost of goods sold increased $291.4 million, or 6.3%, for the twenty-six weeks ended November 26, 2006 as compared to the twenty-six weeks ended November 27, 2005 primarily due to higher volumes in all segments as noted above, coupled with 0.4% higher overall raw material prices. Cost of goods sold in the current year was also impacted by increases in freight costs due to higher fuel surcharges from common carriers coupled with higher packaging costs which were partially offset by lower utility and insurance related costs. Medical and workers compensation expenses were reduced based on receipt of updated actuarial reports. Additionally, for the twenty-six weeks ended November 26, 2006 and November 27, 2005, the realized and unrealized net gains related to our forward futures contracts for live cattle and hog purchases were $13.9 million and $1.4 million, respectively. The US dollar to Australian dollar exchange rate decrease of approximately 0.1% minimally impacted cost of goods sold in the current twenty-six weeks as compared to the same twenty-six week period of the prior fiscal year.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 2.4% for the twenty-six weeks ended November 26, 2006 as compared to 1.4% for the twenty-six weeks ended November 27, 2005. Gross margin percentage increases in Swift Beef and Swift Australia were partially offset by declines in Swift Pork. Swift Beef gross margin increases were attributable to higher selling prices that more than offset higher raw material and operating costs while Swift Pork gross margin percentage declines were attributable to higher sales prices more than offset by higher raw material and operating costs. Swift Australia gross margin percentage increases were attributable to nominally flat sales prices offset by lower livestock prices, primarily in the grass-fed operations.
     Selling, General, and Administrative. Selling, general, and administrative expenses were $70.5 million for the twenty-six weeks ended November 26, 2006 as compared to $75.2 million for the twenty-six weeks ended November 27, 2005. These expenses decreased by $4.8 million, or 6.3%, primarily related to reductions in overall professional fees and consulting costs coupled with reductions in employee related costs and legal fees.
     Interest Expense, Net. Interest expense for the twenty-six weeks ended November 26, 2006 was $45.6 million as compared to $41.5 million for the twenty-six weeks ended November 27, 2005. The interest expense increase of $4.1 million related to increased borrowings under our credit agreement driven by operational declines in the prior fiscal year and higher interest rates in the current period.
     Income Taxes. For the twenty-six weeks ended November 26, 2006, our effective tax rate was approximately 100.6%. We calculate our interim income tax provision in accordance with FASB Interpretation Number (“FIN”) 18, Accounting for Income Taxes in Interim Periods (“FIN 18”). In accordance with paragraph 22a of FIN 18 we recognized a federal tax benefit of $0.7 million on US losses for the twenty-six weeks ended November 26, 2006. In addition, we recognized a tax benefit of $1.8 million related to an adjustment for tax contingencies. The tax expense recognized for the twenty-six weeks ended November 26, 2006 relates to income and other tax expenses of our Australian subsidiary, foreign withholding tax, and certain state and local tax expenses in the US.
     Thirteen weeks ended November 26, 2006 compared to thirteen weeks ended November 27, 2005
     Net Sales. Net sales for the thirteen weeks ended November 26, 2006 increased $158.9 million, or 6.9%, as compared to the thirteen weeks ended November 27, 2005, primarily reflecting an 1.1% increase in beef volume coupled with a 5.2% increase in beef prices, a 15.5% increase in volumes on nominally flat prices for Swift Australia and a 0.8% decrease in volume for Swift Pork more than offset by a 1.4% increase in pork prices. The US dollar to Australian dollar exchange rate increase of approximately 1.0% favorably impacted net sales.
     Cost of Goods Sold. Cost of goods sold increased $132.7 million, or 5.8%, for the thirteen weeks ended November 26, 2006 as compared to the thirteen weeks ended November 27, 2005 primarily due to higher volumes in Swift Beef and Swift Australia as noted above, partially offset by nominally lower volumes in Swift Pork coupled with 0.7% higher overall raw material prices. Cost of goods sold in the current year was also impacted by increases in freight costs coupled with higher packaging costs which were partially offset by lower utility and insurance related costs. Medical and workers compensation expenses were reduced based on receipt of updated actuarial reports. Additionally, for the thirteen weeks ended November 26, 2006 and November 27, 2005, the realized and unrealized net gains related to our forward futures contracts for live cattle and hog purchases were $5.5 million and $3.3 million, respectively. The US dollar to Australian dollar exchange rate increase of approximately 1.0% negatively impacted cost of goods sold in the current thirteen weeks as compared to the same thirteen week period of the prior fiscal year.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 1.9% for the thirteen weeks ended November 26, 2006 as compared to 0.9% for the thirteen weeks ended November 27, 2005. Gross margin percentage increases in Swift Beef and Swift Australia were partially offset by declines in Swift Pork. Swift Beef gross margin increases were attributable to higher selling prices which more than offset the increase in cost of goods sold while Swift Pork gross margin percentage declines were attributable to higher sales prices more than offset by higher raw material costs. Swift Australia gross margin percentage increases were attributable to nominally flat sales prices offset by lower livestock prices, primarily in the grass-fed operations.
     Selling, General, and Administrative. Selling, general, and administrative expenses were $32.5 million for the thirteen weeks ended November 26, 2006 as compared to $38.3 million for the thirteen weeks ended November 27, 2005. These expenses decreased by $5.8 million, or 15.1%, primarily related to reductions in management incentive accruals based on managements’ current assessment of the likelihood of a payout under the plan design, coupled with reductions in overall professional fees and consulting costs.
     Interest Expense, Net. Interest expense for the thirteen weeks ended November 26, 2006 was $22.5 million as compared to $21.0 million for the thirteen weeks ended November 27, 2005. The interest expense increase of $1.5 million related to increased borrowings under our credit agreement driven by operational declines in the prior fiscal year and higher interest rates in the current period.
     Income Taxes. For the thirteen weeks ended November 26, 2006, our effective tax rate was approximately (38.1)%. We calculate our interim income tax provision in accordance with FIN 18. In accordance with paragraph 22a of FIN 18 we recognized a $0.7 million tax benefit on US losses for the thirteen weeks ended November 26, 2006. In addition, we recognized a $1.8 million tax benefit related to an adjustment for tax contingencies. The tax expense recognized for the thirteen weeks ended November 26, 2006 relates to income and other tax expenses of our Australian subsidiary, foreign withholding tax, and certain state and local tax expenses in the US.
Segment Results
     The following table presents segment results for the twenty-six weeks ended November 27, 2005 and November 26, 2006 (in thousands):

	Twenty-Six Weeks Ended				Average
	November 27,	November 26,	Sales	Volume	Sales Price
	2005	2006	Change	Change	Change
Net sales
Swift Beef	$2,746,176	$2,993,418	$247,242	5.0%	3.8%
Swift Pork	1,063,966	1,090,780	26,814	1.3%	1.2%
Swift Australia	926,366	993,578	67,212	7.0%	0.2%
Corporate and Other	(23,660)	(20,284)	3,376	N/A	N/A

Total	$4,712,848	$5,057,492	$344,644	2.8%	1.9%

Depreciation and amortization
Swift Beef	$22,248	$19,685
Swift Pork	9,820	8,976
Swift Australia	8,131	8,731

Total	$40,199	$37,392

EBITDA
Swift Beef	$(25,632)	$18,447
Swift Pork	41,818	37,627
Swift Australia	14,952	29,858

Total	31,138	85,932

Depreciation and amortization	(40,199)	(37,392)
Interest expense, net	(41,476)	(45,631)

Total income (loss) before income taxes	$(50,537)	$2,909

Twenty-six weeks ended November 26, 2006 compared to twenty-six weeks ended November 27, 2005
Swift Beef
     Net Sales. Net sales of Swift Beef were $2,993.4 million for the twenty-six weeks ended November 26, 2006 as compared to $2,746.2 million for the twenty-six weeks ended November 27, 2005. The sales increase of $247.2 million, or 9.0%, reflects 3.8% higher selling prices on 5.0% higher volumes.
     Depreciation and Amortization. Depreciation and amortization of Swift Beef was $19.7 million for the twenty-six weeks ended November 26, 2006 as compared to $22.2 million for the twenty-six weeks ended November 27, 2005. The decrease of $2.6 million, or 11.5%, was related to the disposition, in May 2006, of the Omaha and Nampa facilities (see Note 6 “Business Segments,” of the consolidated financial statements contained in Part I. Item 1. of this Form 10-Q).
     EBITDA. EBITDA of Swift Beef was $18.4 million for the twenty-six weeks ended November 26, 2006 as compared to $(25.6) million for the twenty-six weeks ended November 27, 2005. The increase in EBITDA of $44.1 million reflected a 9.0% increase in net sales comprised of selling price and volume increases noted above, more than offsetting the increases in raw material prices. EBITDA in the current year was also impacted by increases in freight and packaging costs which were partially offset by reductions in workers compensation expenses based on receipt of updated actuarial reports, as well as reductions in utility costs. Additionally, EBITDA was impacted favorably by the disposition of the Omaha and Nampa facilities, in May 2006 as the facilities had incurred EBITDA losses of $8.1 million through the twenty-six weeks ended November 27, 2005 (see Note 6 “Business Segments,” of the consolidated financial statements contained in Part I. of this Form 10-Q). Selling, general, and administrative costs were lower year over year principally driven by professional fees and a reduction in employee related costs.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 1.0% for the twenty-six weeks ended November 26, 2006 as compared to (0.3) % for the twenty-six weeks ended November 27, 2005. The improved gross margins reflect the above mentioned improvement in sales price as a result of the continued focus on customer facing initiatives, more than offsetting the higher raw material prices.
Swift Pork
     Net Sales. Net sales of Swift Pork were $1,090.8 million for the twenty-six weeks ended November 26, 2006 as compared to $1,064.0 million for the twenty-six weeks ended November 27, 2005. The increase of $26.8 million, or 2.5%, reflects 1.2% higher selling prices on 1.3% higher volumes.
     Depreciation and Amortization. Depreciation and amortization of Swift Pork was $9.0 million for the twenty-six weeks ended November 26, 2006 as compared to $9.8 million for the twenty-six weeks ended November 27, 2005. The decrease of $0.8 million, or 8.6%, resulted primarily from the depreciation recorded on assets placed in service, more than offset by the impact of assets fully depreciated during the period.
     EBITDA. EBITDA of Swift Pork was $37.6 million for the twenty-six weeks ended November 26, 2006 as compared to $41.8 million for the twenty-six weeks ended November 27, 2005. The decrease of $4.2 million, or 10.0%, resulted from a 1.3% increase in sales volume more than offset by increases in raw material prices, transportation and packaging costs coupled with certain one time professional and consulting costs related to strategic initiatives which were incurred in the current year, partially offset by reductions in workers compensation expenses based on receipt of updated actuarial reports.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 4.8% for the twenty-six weeks ended November 26, 2006 and 5.1% for the twenty-six weeks ended November 27, 2005. The decrease in gross margin percentage reflected an increase in sales price more than offset by increases in raw material and plant operating costs.
Swift Australia
     Net Sales. Net sales of Swift Australia were $993.6 million for the twenty-six weeks ended November 26, 2006 as compared to $926.4 million for the twenty-six weeks ended November 27, 2005. The increase in net sales of $67.2 million, or 7.3%, reflects nominally flat sales prices on a 7.0% increase in volume. Sales prices were nominally impacted by a 0.1% decrease in the US dollar to Australian dollar exchange rate between the two periods. The increase in net sales was primarily driven by the significant increase in volume processed in both the grain and grass-fed businesses due to improved livestock availability at favorable prices.
     Depreciation and Amortization. Depreciation and amortization of Swift Australia was $8.7 million for the twenty-six weeks ended November 26, 2006 as compared to $8.1 million for the twenty-six weeks ended November 27, 2005. The increase of $0.6 million resulted from additions to property, plant, and equipment.
     EBITDA. EBITDA of Swift Australia was $29.9 million for the twenty-six weeks ended November 26, 2006 as compared to $15.0 million for the twenty-six weeks ended November 27, 2005. The increase of $14.9 million, or 99.7%, was a result of improved gross margins principally in the grass-fed business due to decreases in livestock costs coupled with higher sales volumes and nominally flat sales prices partially offset by higher hourly labor, packaging, and utility costs and certain one-time professional fees and consulting costs related to ongoing strategic initiatives which were incurred in the current year.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) increased to 3.6% in the twenty-six weeks ended November 26, 2006 from 2.0% for the twenty-six weeks ended November 27, 2005 due to decreases in livestock costs primarily in the grass-fed business and nominally flat sales prices for the two periods.
     The following table presents segment results for the thirteen weeks ended November 27, 2005 and November 26, 2006 (in thousands):

	Thirteen Weeks Ended				Average
	November 27,	November 26,	Sales	Volume	Sales Price
	2005	2006	Change	Change	Change
Net sales
Swift Beef	$1,342,244	$1,427,245	$85,001	1.1%	5.2%
Swift Pork	541,294	544,437	3,143	(0.8)%	1.4%
Swift Australia	441,191	511,268	70,077	15.5%	0.4%
Corporate and Other	(12,196)	(11,469)	727	N/A	N/A

Total	$2,312,533	$2,471,481	$158,948	0.9%	2.6%

Depreciation and amortization
Swift Beef	$11,150	$9,752
Swift Pork	4,861	4,466
Swift Australia	3,997	4,398

Total	$20,008	$18,616

EBITDA
Swift Beef	$(29,703)	$(17,590)
Swift Pork	25,756	25,517
Swift Australia	6,028	24,564

Total	2,081	32,491

Depreciation and amortization	(20,008)	(18,616)
Interest expense, net	(20,975)	(22,557)

Total loss before income taxes	$(38,902)	$(8,682)

  Thirteen weeks ended November 26, 2006 compared to thirteen weeks ended November 27, 2005
  Swift Beef
     Net Sales. Net sales of Swift Beef were $1,427.2 million for the thirteen weeks ended November 26, 2006 as compared to $1,342.2 million for the thirteen weeks ended November 27, 2005. The sales increase of $85.0 million, or 6.3%, reflects 5.2% higher selling prices on 1.1% higher volumes.

     Depreciation and Amortization. Depreciation and amortization of Swift Beef was $9.8 million for the thirteen weeks ended November 26, 2006 as compared to $11.2 million for the thirteen weeks ended November 27, 2005. The decrease of $1.4 million, or 12.5%, was related to the disposition, in May 2006, of the Omaha and Nampa facilities (see Note 6 “Business Segments,” of the consolidated financial statements contained in Part I. Item 1. of this Form 10-Q).
     EBITDA. EBITDA of Swift Beef was ($17.6) million for the thirteen weeks ended November 26, 2006 as compared to ($29.7) million for the thirteen weeks ended November 27, 2005. The increase in EBITDA of $12.1 million, or 40.8% was a result of an increase in net sales made up of selling price and volume increases noted above, more than offsetting higher raw material costs. EBITDA in the current year was also impacted by increases in freight costs coupled with higher packaging costs which were more than offset by reductions in workers compensation and employee medical expenses based on receipt of updated actuarial reports, as well as reductions in management incentive accruals tied to managements’ assessment of the likelihood of a payout under the plan design, and lower utility costs. Selling, general, and administrative costs were lower year over year principally driven by reduced professional fees and management incentive accruals.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were (0.9)% for the thirteen weeks ended November 26, 2006 as compared to (1.5) % for the thirteen weeks ended November 27, 2005. The improved gross margins reflect the above mentioned improvements in sales price as a result of the continued focus on customer facing initiatives, more than offsetting the increase in raw material prices.
Swift Pork
     Net Sales. Net sales of Swift Pork were $544.4 million for the thirteen weeks ended November 26, 2006 as compared to $541.3 million for the thirteen weeks ended November 27, 2005. The increase of $3.1 million, or 0.6%, reflects 1.4% higher selling prices on 0.8% lower volumes.
     Depreciation and Amortization. Depreciation and amortization of Swift Pork was $4.5 million for the thirteen weeks ended November 26, 2006 as compared to $4.9 million for the thirteen weeks ended November 27, 2005. The decrease of $0.4 million, or 8.1%, resulted primarily from the depreciation recorded on assets placed in service, more than offset by the impact of assets fully depreciated during the period.
     EBITDA. EBITDA of Swift Pork was $25.5 million for the thirteen weeks ended November 26, 2006 as compared to $25.8 million for the thirteen weeks ended November 27, 2005. The decrease of $0.2 million, or 0.9%, resulted from a 0.8% decrease in sales volume coupled with increases in transportation and packaging costs, more than offset by reductions in workers compensation and employee medical expenses based on receipt of updated actuarial reports, as well as reductions in management incentive accruals tied to managements’ assessment of the likelihood of a payout under the plan design, and lower utility costs. Selling, general, and administrative costs were lower year over year principally driven by certain one time professional and consulting costs more than offset by a reduction in management incentive accruals.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 5.8% for the thirteen weeks ended November 26, 2006 and 6.0% for the thirteen weeks ended November 27, 2005. The decrease in gross margin percentage reflected a slight increase in cost of goods sold as compared to net sales, primarily driven by a reduction in the margin realized between selling prices for finished goods and raw material prices.
Swift Australia
     Net Sales. Net sales of Swift Australia were $511.3 million for the thirteen weeks ended November 26, 2006 as compared to $441.2 million for the thirteen weeks ended November 27, 2005. The increase in net sales of $70.1 million, or 15.9%, reflects nominally flat sales prices on a 15.5% increase in volume. Sales prices were positively impacted by a 1.0% increase in the US dollar to Australian dollar exchange rate between the two periods. The increase in net sales was mainly the result of volume increases in both the grass-fed and grain-fed business due to increased cattle availability and customer demand, respectively.
     Depreciation and Amortization. Depreciation and amortization of Swift Australia was $4.4 million for the thirteen weeks ended November 26, 2006 as compared to $4.0 million for the thirteen weeks ended November 27, 2005. The increase of $0.4 million resulted from additions to property, plant, and equipment coupled with the effect of foreign exchange rate differences. The US dollar to Australian dollar exchange rate increased an average of 1.0% between the two periods.

     EBITDA. EBITDA of Swift Australia was $24.6 million for the thirteen weeks ended November 26, 2006 as compared to $6.0 million for the thirteen weeks ended November 27, 2005. The increase of $18.6 million, or 307.5%, was a result of increased gross margins principally in the grass-fed business due to increases in livestock availability at favorable prices coupled with higher volumes and nominally flat sales prices partially offset by higher hourly labor, packaging, and utility costs and certain one-time professional fees and consulting costs related to ongoing strategic initiatives which were incurred in the current year.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) increased to 5.4% in the thirteen weeks ended November 26, 2006 from 1.8% for the thirteen weeks ended November 27, 2005 due to decreases in livestock costs primarily in the grass-fed business and nominally flat sales prices for the two periods.
Liquidity and Capital Resources
Internal Sources of Liquidity
     Our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business, and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our revolving credit facility. As of November 26, 2006, we had working capital of $513.7 million compared to $490.3 million at May 28, 2006. The increase is primarily the result of additional cash on hand resulting from the timing of period end cash receipts.
     We believe that cash on hand, cash flows from operations, and availability under our revolving credit facility will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt, and fund capital expenditures. At November 26, 2006, we had capital projects in progress that will require approximately $34.9 million to complete. Capital spending for fiscal 2007 is expected to approximate $50.0 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities.
     Operating activities. Net cash provided by operating activities increased $58.5 million for the twenty-six weeks ended November 26, 2006 as compared to the twenty-six weeks ended November 27, 2005. The increase is attributable to improved margins in the current year which are the result of an overall increase in prices and relatively flat raw material costs.
     On December 12, 2006, as previously reported on our Form 8-K filed with the SEC on December 13, 2006, agents from the US Department of Homeland Security’s Immigration and Customs Enforcement (“ICE”) division and other law enforcement agencies conducted on-site employee interviews at all of our domestic production facilities except Louisville, KY and Santa Fe Springs, CA in connection with an investigation of the immigration status of an unspecified number of our workers. Approximately 1,300 individuals were detained by ICE and removed from our domestic labor force. No civil or criminal charges have been filed by the government against us or any of our current or former management employees. On December 12, 2006, after a six to seven hour suspension of operations due to the employee interview process, we resumed production at all facilities but at reduced output levels. Output levels are expected to be below historical levels over the near term. While we are still evaluating the financial impact our preliminary estimate of the one-time impact on our full year ended May 27, 2007 is expected to be approximately $20 million resulting primarily from lost operating efficiency as new employees are retrained, plus up to an additional $10 million expected for employee retention and hiring incentives required to restaff the facilities with production employees. We do not believe there will be a continuing effect on our business, financial condition, results of operations, and cash flows beyond the current fiscal year.
     Investing activities. Cash used in investing activities totaled $14.2 million for the twenty-six weeks ended November 26, 2006 as compared to $21.1 million for the twenty-six weeks ended November 27, 2005. The decrease in cash used is the result of lower capital expenditures planned overall as well as the timing of projects in the current year as compared to the prior year.
     Financing activities. For the twenty-six weeks ended November 26, 2006, cash used in financing activities was $32.2 million as compared to cash provided by financing activities of $6.6 million for the twenty-six weeks ended November 27, 2005. The increase in cash used is due to a reduction in the outstanding revolver balance based on increased operating cash flows resulting from improved margins in the current year. This was partially offset by a larger dividend payment in the prior year than in the current year (see Note 4, “Related Party Transactions,” of the consolidated financial statements contained in Part I. Item 1. of this Quarterly Report on Form 10-Q).

External Sources of Liquidity
     Our primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue our business strategy. To finance our working capital needs, we utilize cash flow from operations and borrow from our existing revolving credit facility in addition to a combination of equity and long-term debt to finance non-current assets.
     We have in place a revolving credit facility (expiring in May 2010) of $550.0 million of which $266.2 million was available for borrowing as of November 26, 2006 with major domestic and international banks.
     At November 26, 2006, we had $818.0 million of total debt outstanding as compared to $826.8 million as of May 28, 2006.
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
     We have hog purchase contracts which require the purchase of a minimum of approximately 38.2 million hogs through 2014. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices. As part of the Transaction, ConAgra Foods has guaranteed the performance under certain hog purchase contracts which require us to purchase a minimum of approximately 1.2 million hogs annually through 2014. These contracts stipulate minimum price commitments, based in part on market prices, and in certain circumstances, also includes price adjustments based on certain inputs.
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
  Recently Issued Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This pronouncement will be effective for us for fiscal year 2008. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operations, or cash flows.
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed to be “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are            currently evaluating the impact, if any, of FIN 48 on our financial position, results of operations, and cash flows.
     In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for our fiscal year 2007. Our method is in line with the SEC’s view, therefore, the adoption of SAB No. 108 had no material impact on our financial position, results of operations, or cash flows.
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

     The following table provides the fair value of our open derivative instruments (in thousands):

	November 27, 2005	May 28, 2006	November 26, 2006
Fair Value:
Cattle and hogs	$653	$1,782	$5,048
Energy	707	—	—
Foreign currency	(114)	192	792
Interest rate swap	(2,376)	(2,638)	(1,617)

Total	$(1,130)	$(664)	$4,223

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
     As of November 26, 2006, we had firm contracts to purchase approximately 45% of our anticipated need of cattle and hogs, and we had derivative positions for approximately 1% of our anticipated need for cattle and hogs.
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
     Due to continued world oil market volatility during fiscal year 2006, our natural gas positions failed correlation under SFAS No. 133 and were marked to market during the twenty-six weeks ended November 27, 2005 and recognized as a component of cost of goods sold in the statement of earnings for that period. We held no positions for natural gas during the twenty-six weeks ended November 26, 2006. As of November 26, 2006, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel.

     During the twenty-six weeks ended November 26, 2006, we entered into a series of fixed price gas supply contracts for approximately 30% of our anticipated monthly needs at prices ranging from $5.57 to $9.93 per MMBTU in order to provide a degree of certainty with respect to our utility costs for the upcoming year.
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
     Gains and losses from foreign currency derivatives are recognized in the statements of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For the thirteen and twenty-six weeks ended November 27, 2005 and November 26, 2006, our foreign currency positions qualify for hedge accounting in accordance with SFAS No. 133. The ineffective components, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically, the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.
Interest Rate Risk
     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks. As of November 26, 2006, the fair value of our floating rate debt was $271.9 million. A 100 basis point change in short-term rates would result in increased or decreased interest expense of approximately $2.7 million on an annualized basis based on borrowings outstanding as of November 26, 2006.
     In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. An amount of $(0.2) million associated with the change in market value and cash interest expense for the twenty-six weeks ended November 26, 2006 is recorded within interest expense in the statement of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.

Sensitivity Analysis
     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% decrease in the fair value of applicable commodity prices, foreign exchange rates, and interest rates and excludes the underlying items that are being hedged (in thousands):

	November 27, 2005	May 28, 2006	November 26, 2006
Fair Value
Cattle and hogs	$653	$1,782	$5,048
Energy	707	—	—
Foreign currency	(114)	192	792
Interest rate swap	(2,376)	(2,638)	(1,617)

Total	$(1,130)	$(664)	$4,223

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$1,036	$(14,562)	$3,675
Energy	491	—	—
Foreign currency	(16,025)	(18,183)	(15,757)
Interest rate swap	(1,507)	(2,041)	(1,129)

Total	$(16,005)	$(34,786)	$(13,211)

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 5, “Legal Proceedings” and Note 8, “Subsequent Event,” to our consolidated financial statements included in Part I. Item 1. of this Form 10-Q.
ITEM 1A. RISK FACTORS
     Swift Holdings’ Annual Report on Form 10-K for the fiscal year ended May 28, 2006 discloses certain risk factors related to our business. Below is an update to those risk factors in the Form 10-K.
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
     On December 12, 2006, as previously reported on our Form 8-K filed with the Securities and Exchange Commission on December 13, 2006, agents from the US Department of Homeland Security’s Immigration and Customs Enforcement (“ICE”) division and other law enforcement agencies conducted on-site employee interviews at all of our domestic production facilities except Louisville, KY and Santa Fe Springs, CA in connection with an investigation of the immigration status of an unspecified number of our workers. Approximately 1,300 individuals were detained by ICE and removed from our domestic labor force. No civil or criminal charges have been filed by the government against us or any of our current or former management employees. On December 12, 2006, after a six to seven hour suspension of operations due to the employee interview process, we resumed production at all facilities but at reduced output levels. Output levels are expected to be below historical levels over the near term. While we are still evaluating the financial impact our preliminary estimate of the one-time impact on our full year ended May 27, 2007 is expected to be approximately $20 million resulting primarily from lost operating efficiency as new employees are retrained, plus up to an additional $10 million expected for employee retention and hiring incentives required to restaff the facilities with production employees. We do not believe there will be a continuing effect on our business, financial condition, results of operations, and cash flows beyond the current fiscal year.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (1)

3.2	Bylaws of S&C Holdco 3, Inc. (2)

31.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Furnished herewith

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S & C HOLDCO 3, INC.
By:	/s/ SAM B. ROVIT
Sam B. Rovit
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ RAYMOND P. SILCOCK
Raymond P. Silcock
Chief Financial Officer, Executive Vice President - Finance & Controls (Principal Financial Officer)

Date: January 3, 2007