Form 10-Q
period 2007-02-25
S&C HOLDCO 3 INC
filed 2007-04-09
CIK 1199114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 25, 2007
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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     There is no market for the Registrant’s common stock. As of April 4, 2007, 1,000 shares of the Registrant’s common stock were outstanding.

QUARTERLY REPORT ON FORM 10-Q
February 25, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	May 28, 2006	February 25, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,681	$46,687
Trade accounts receivable, net of allowance for doubtful accounts of $1,256 and $970, respectively	366,744	319,565
Inventories	503,426	460,993
Other current assets	40,938	39,812

Total current assets	962,789	867,057
Property, plant, and equipment, net	510,921	493,759
Goodwill	12,681	12,681
Other intangibles, net	22,370	17,362
Other assets	21,480	24,744

Total assets	$1,530,241	$1,415,603

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,802	$1,963
Accounts payable, including book overdrafts	254,681	204,367
Accounts payable to related parties	3,461	3,187
Accrued liabilities	212,577	203,631

Total current liabilities	472,521	413,148
Long-term debt, less current portion	824,984	803,825
Other non-current liabilities	40,801	46,143

Total liabilities	1,338,306	1,263,116
Commitments and contingencies (Notes 3 and 5)
Stockholder’s equity:
Common stock, par value $0.01, 1,000 shares authorized, issued and outstanding at May 28, 2006 and February 25, 2007	—	—
Additional paid-in capital	263,083	263,444
Accumulated deficit	(119,263)	(167,850)
Accumulated other comprehensive income	48,115	56,893

Total stockholder’s equity	191,935	152,487

Total liabilities and stockholder’s equity	$1,530,241	$1,415,603

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2006	February 25, 2007	February 26, 2006	February 25, 2007
	(in thousands)		(in thousands)
Net sales	$2,244,252	$2,090,367	$6,957,100	$7,147,859
Cost of goods sold	2,255,783	2,084,091	6,902,305	7,021,972

Gross profit (loss)	(11,531)	6,276	54,795	125,887

Selling, general, and administrative	38,379	34,682	113,563	105,133
Translation (gains) losses	22	(737)	225	(117)
Interest expense, net	22,319	22,265	63,794	67,896

Total other expenses	60,720	56,210	177,582	172,912

Loss before income taxes	(72,251)	(49,934)	(122,787)	(47,025)
Income tax expense (benefit)	(22,900)	(1,364)	(42,509)	1,562

Net loss	$(49,351)	$(48,570)	$(80,278)	$(48,587)

The accompanying notes are an integral part of these financial statements.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-Nine Weeks Ended
	February 26, 2006	February 25, 2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(80,278)	$(48,587)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	58,182	54,387
Amortization of intangibles, debt issuance costs, and accretion of bond discount	8,088	8,003
Loss (gain) on sale of property, plant, and equipment and intangible asset	166	(1,634)
Deferred taxes	(39,274)	(3,465)
Deferred revenue	1,000	—
Stock-based compensation	445	611
Other noncash items (includes paid in kind interest on senior notes due 2010)	1,602	10,172
Change in assets and liabilities	39,160	46,435

Net cash flows (used in) provided by operating activities	(10,909)	65,922

Cash flows from investing activities:
Additions to property, plant, and equipment	(36,452)	(30,165)
Proceeds from sales of property, plant, and equipment	1,842	4,478
Proceeds from sale of intangible asset (water rights)	—	2,872
Notes receivable and other items	344	—

Net cash flows used in investing activities	(34,266)	(22,815)

Cash flows from financing activities:
Additions to (payments of) revolver, net	49,501	(29,176)
Payments of debt	(1,009)	(1,497)
Change in bank overdraft balances	(25,609)	(17,441)
Dividends paid	(7,293)	(250)

Net cash flows provided by (used in) financing activities	15,590	(48,364)

Effect of exchange rates on cash	(16)	263

Net change in cash and cash equivalents balances	(29,601)	(4,994)

Cash and cash equivalents, beginning of period	79,348	51,681

Cash and cash equivalents, end of period	$49,747	$46,687

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
     After giving effect to these transactions, Swift Foods is owned 82% by HM Capital Partners, LP, 17% by Booth Creek Management, and 1% by management.

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
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation. Revolver activity on the statements of cash flows has been reclassified and shown separately from other debt payments. Noncash interest expense has been reclassified from changes in asset and liabilities on the statements of cash flows and shown as noncash items in the reconciliation of net income to cash flows from operations. In Note 7, cash flows from operations for the Parent Guarantor have been reclassified in this Form 10-Q to the Subsidiary Guarantor and Subsidiary Non-Guarantor columns to reflect the reconciliation of net income to cash flows from operations for noncash items in the column that originally recognized the item in net income, this had no impact on consolidated cash flows from operations. For the thirteen and thirty-nine weeks ended February 26, 2006, Swift Holdings reduced sales and cost of goods sold of Swift Australia by $12.2 million and $45.5 million, respectively, in order to eliminate certain intercompany transactions consistent with the presentation for the fiscal year ended May 28, 2006 in Swift Holdings’ previously filed

Annual Report on Form 10-K. These reclassifications had no impact on gross profit, income (loss) before income taxes, net income (loss), or cash flows for either the thirteen or thirty-nine weeks ended February 26, 2006 or the full fiscal year ended May 28, 2006. Income tax balances have been reclassified in the May 28, 2006 balance sheet presented in Note 7 to reflect the tax asset and liability positions of the Issuer and Subsidiary Guarantors, along with an offsetting elimination for consolidation in order to present income tax balances in their net position by tax jurisdiction. No reclassification was necessary in the Total column as the consolidated balances reflected the income tax balances in their net position.
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
     In July 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 will be effective for Swift Holdings as of the beginning of fiscal year 2008. Swift Holdings is currently evaluating the impact, if any, of FIN 48 on its financial position, results of operations, and cash flows.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. This Statement is effective for Swift Holdings for fiscal year 2009. Swift Holdings does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS No. 159 requires additional disclosures related to fair value measurements included in the entity’s financial statements. This Statement is effective for Swift Holdings as of the beginning of fiscal year 2009. Swift Holdings has not determined if it will elect to adopt the fair value measurement provisions of this Statement and what impact such adoption may have on its financial position, results of operations, or cash flows.

Inventories
     The components of inventories, net of reserves, are as follows (in thousands):

	May 28, 2006	February 25, 2007
Livestock	$100,931	$106,785
Product inventories:
Work in progress	39,380	35,008
Finished goods	323,606	276,143
Supplies	39,509	43,057

	$503,426	$460,993

Property, Plant, and Equipment
     Property, plant, and equipment are comprised of the following (in thousands):

	May 28, 2006	February 25, 2007
Land	$10,510	$10,737
Buildings, machinery, and equipment	666,352	684,962
Property and equipment under capital lease	21,536	21,130
Furniture, fixtures, office equipment, and other	53,702	56,438
Construction in progress	9,548	25,399

	761,648	798,666
Less accumulated depreciation	(250,727)	(304,907)

	$510,921	$493,759

Goodwill and Other Intangible Assets
     The following is a rollforward of goodwill for the thirty-nine weeks ended February 25, 2007 (in thousands):

	May 28, 2006	Adjustments	February 25, 2007
Swift Pork	$12,681	$—	$12,681
     Other identifiable amortizing intangible assets as of May 28, 2006 and February 25, 2007 are as follows (in thousands):

	May 28, 2006			February 25, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Patents	$3,782	$(1,519)	$2,263	$3,782	$(1,828)	$1,954
Preferred Supplier Agreement	27,912	(11,651)	16,261	28,221	(13,138)	15,083

Total amortizing intangibles	$31,694	$(13,170)	$18,524	$32,003	$(14,966)	$17,037

     For the thirteen and thirty-nine weeks ended February 26, 2006 and February 25, 2007, Swift Operating recognized $0.6 million, $2.2 million, $0.6 million, and $1.7 million of amortization expense, respectively.

     Based on amortizing assets recognized in Swift Operating’s balance sheet as of February 25, 2007, amortization expense for each of the next five fiscal years is estimated as follows (in thousands):

2007 (remaining)	$564
2008	2,133
2009	1,980
2010	1,606
2011	1,488
     Other intangible assets that are not subject to amortization include Water Right Agreements with a total carrying amount of $3.9 million and $0.3 million as of May 28, 2006 and February 25, 2007, respectively. During the thirteen weeks ended February 25, 2007, Swift Holdings divested certain water rights with a net book value of $3.3 million for proceeds of $2.9 million.
Other Assets
     Other assets include notes receivable totaling $7.6 million at February 25, 2007, from the City of Cactus, Texas (the “City”). In December 2002, Swift Beef loaned $2.3 million to the City for use by the City to secure acreage for the construction of the City’s new wastewater treatment plant. Swift Operating owns a beef processing facility as well as a wet blue hide processing facility which will be served by the new treatment plant. The loan was for an original two-year term and accrued interest at 6%. The loan was amended in December 2004 to extend the maturity for up to one year and was extended for an additional year in December 2005 and again for an additional year in December 2006. An additional loan was made by Swift Beef to the City in the amount of $3.5 million in January 2005 to secure additional acreage and was amended in December 2005 and again in December 2006 to extend the maturity for up to one year. A final loan in the amount of $1.8 million was made to the City to secure final acreage in September 2005 and was amended in September 2006 to extend the maturity for up to one year. In March 2007, the maturity dates of the notes receivable were amended to be on the demand of Swift Beef to the extent that debt securities have been issued by the City in amounts sufficient to repay the loans but in no event later than December 31, 2012. In August 2006, the State of Texas approved the issuance of a wastewater treatment permit which was issued on November 9, 2006. Swift Operating will evaluate the impact of FASB Emerging Issues Task Force (“EITF”) No. 01-08, Determining Whether an Arrangement Contains a Lease, as well as EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction, in order to determine whether, once capital investment is begun by the City, and a written agreement is reached, Swift Operating may be required to reflect the wastewater treatment facility as a capital asset (similar to a capital leased asset) as Swift Operating will be the primary user of the wastewater facility based on projections of volume of throughput. Interest income on the notes is recognized as an offset to interest expense and is payable upon maturity of the notes.
Overdraft Balances
     The majority of Swift Holding’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable balance. The change in the related balance is reflected in financing activities on the statements of cash flows. As of May 28, 2006 and February 25, 2007, book overdrafts included in trade accounts payable were $109.5 million and $92.2 million, respectively.
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
Income Taxes
     Swift Holdings calculates its interim income tax provision in accordance with FIN 18, Accounting for Income Taxes in Interim Periods (“FIN 18”). In accordance with paragraph 22a of FIN 18 and paragraph 140 of SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”), Swift Holdings recorded a federal tax benefit of $3.5 million and $4.2 million on US losses for the thirteen and thirty-nine weeks ended February 25, 2007, respectively. In addition, Swift Holdings recognized a tax benefit of $1.8 million related to an adjustment for tax contingencies during the thirty-nine weeks ended February 25, 2007. The remaining tax expense recognized for the thirteen and thirty-nine weeks ended February 25, 2007 relates to income and other tax expenses of our Australian subsidiary, foreign withholding tax, and certain state and local tax expenses in the US.
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
Comprehensive Income
     The components of comprehensive income for the periods indicated below are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2006	February 25, 2007	February 26, 2006	February 25, 2007
Net loss	$(49,351)	$(48,570)	$(80,278)	$(48,587)
Other comprehensive income (loss):
Derivative adjustment, net of tax	28	244	12	156
Foreign currency translation adjustment, net of tax	328	3,213	(6,482)	8,622

Total comprehensive loss	$(48,995)	$(45,113)	$(86,748)	$(39,809)

     The above derivative adjustments are net of tax of $(16) thousand and $(108) thousand for the thirteen weeks ended February 26, 2006 and February 25, 2007, respectively, and $(7) thousand and $(69) thousand for the thirty-nine weeks ended February 26, 2006 and February 25, 2007, respectively. The above foreign currency translation adjustments are net of tax of $(1.2) million and $3.1 million for the thirteen and thirty-nine weeks ended February 26, 2006, and $(1.9) million and $(4.7) million for the thirteen and thirty-nine weeks ended February 25, 2007, respectively.
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
     Stock option activity for the thirty-nine weeks ended February 25, 2007 was as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life
	Shares	Price	(in Years)
Options outstanding, May 28, 2006	18,224,988	$0.50
Granted	2,500,000	$1.01
Exercised	—	—

Options outstanding, February 25, 2007	20,724,988	$0.56	6.9

Exercisable	13,984,280	$0.35	6.0

Available for future grant	775,012

     During the thirteen and thirty-nine weeks ended February 25, 2007, the Board of Directors of Swift Foods, the ultimate parent of Swift Holdings, granted no options and 2,500,000 options to members of management, respectively. Stock based compensation expense recognized under SFAS No. 123(R) in the statements of earnings for the thirteen and thirty-nine weeks ended February 25, 2007 totaled $0.1 million and $0.6 million, respectively. The fair value of options vested during the thirteen and thirty-nine weeks ended February 25, 2007 was $0.1 million and $0.6 million, respectively.
     Stock based compensation expense recognized under SFAS No. 123 in the statements of earnings for the thirteen and thirty-nine weeks ended February 26, 2006 totaled $0.1 million with a $52 thousand related tax benefit and $0.4 million with a $0.2 million related tax benefit, respectively.
     As allowed for entities with no publicly traded equity securities, Swift Holdings used a zero volatility factor in estimating the value of Swift Foods’ stock options for the thirty-nine weeks ended February 26, 2006. Risk free interest rates are based on the Treasury bond rate over the option’s expected term. Swift Holdings calculates the fair value of Swift Foods’ stock options using the Black-Scholes-Merton option pricing model. Since Swift Foods is not a publicly traded company, it is unable to calculate the historical volatility of its common stock. Beginning May 29, 2006, Swift Holdings evaluated the historical volatility of companies within the protein industry. The average volatility of the common stock of these companies was used for the volatility assumption of Swift Foods. Weighted average assumptions used in the fair value calculation are outlined in the table below.

	Thirty-Nine Weeks Ended
	February 26, 2006	February 25, 2007
	Under SFAS No. 123	Under SFAS No. 123(R)
Weighted average expected lives of options	3.3 years	4 years
Weighted average risk-free interest rate	3.8%	4.8%
Range of risk-free interest rates (i)	3.7% - 4.1%	4.7% - 4.8%
Weighted average expected volatility	0.0%	32.0% - 33.0%
Range of expected volatility	0.0%	23.5% - 43.7%
Expected dividend yield	0.0	0.0%

(i)	Stock options were granted on two different dates during both the thirty-nine weeks ended February 26, 2006 and February 25, 2007.

     As of February 25, 2007, Swift Holdings had $1.1 million of total unrecognized compensation cost related to stock option grants that will be recognized over a weighted average period of 2.2 years.
     The weighted average per share fair value of options granted during the thirty-nine weeks ended February 26, 2006 and February 25, 2007 was $0.12 and $0.33, respectively.
Plant Closure
     In August 2005, Swift Operating announced the immediate closure of its Nampa, Idaho non-fed cattle processing facility. Swift Operating recognized costs associated with the closure of $3.1 million consisting of $2.5 million one-time severance and $0.6 million plant closure costs during the thirty-nine weeks ended February 26, 2006. These assets were subsequently sold to XL Foods, Inc. (“XL Foods”) on May 26, 2006, the end of Swift Operating’s fiscal year 2006. In connection with the sale, Swift Operating agreed to reimburse XL Foods for costs associated with re-commissioning the former Nampa facility, up to a certain threshold. Swift Operating was notified in November 2006 of XL Foods’ intent to re-commission the Nampa facility, therefore Swift Operating has recognized $0.7 million of expense in the statement of earnings for the thirty-nine weeks ended February 25, 2007. Swift Operating also recognized $0.8 million for a liability to the multi-employer pension plan associated with certain former employees of the Nampa facility upon receipt of notice that the plan was underfunded.
Settlement Received
     In October 2005, Swift Operating received a $2.3 million full and final settlement from a suit against linerboard manufacturers who were alleged to have violated anti-trust laws related to price fixing. Linerboard is the material from which corrugated boxes are made and in which Swift Operating ships the majority of its finished goods. These proceeds were reflected as a reduction of cost of goods sold during the thirty-nine weeks ended February 26, 2006 since the amount represented a reimbursement of excess costs previously charged against cost of goods sold.
NOTE 2. DERIVATIVE FINANCIAL INSTRUMENTS
     Swift Operating is exposed to market risk such as changes in commodity prices, foreign currency exchange rates, and interest rate risk. To manage volatility associated with these exposures, Swift Operating may enter into various derivative transactions pursuant to established company policies. Derivatives that qualify and are designated for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), are measured at fair value and reported as a component of other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Hedges that do not qualify, or are not designated, for hedge accounting are measured at fair value and the gain or loss is recognized currently into earnings. Gains and losses from energy and livestock derivatives are recognized in the statement of earnings as a component of cost of goods sold upon change in fair value. Gains and losses from foreign currency derivatives are recognized in the statement of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value.
     The fair value of derivative assets is recognized within other current assets while the fair value of derivative liabilities is recognized within accrued liabilities. Cash flows from derivative transactions are classified according to the nature of the risk being hedged. At May 28, 2006 and February 25, 2007, the fair value of derivatives recognized within other current assets was $4.9 million and $8.3 million, respectively. The fair value of derivatives recognized within accrued liabilities was $5.6 million and $4.9 million, respectively. In the first quarter of fiscal 2004, Swift Operating entered into a $100.0 million notional amount interest rate swap to change the characteristics of a portion of its senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for the business. The mix of fixed rate and variable rate debt is continuously monitored by management to achieve the fixed/floating rate target. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. The fair value of the interest rate swap can change dramatically based on a number of variables, including significant change in the shape of the yield curve and the passage of time. The interest rate swap does not qualify for hedge accounting. For the thirteen weeks ended February 26, 2006 and February 25, 2007, Swift Operating recognized, in interest expense, amounts of $0.8 million and $0.3 million, respectively, related to the swap. For the thirty-nine weeks ended February 26, 2006 and February 25, 2007, Swift Operating recognized, in interest expense, amounts of $2.2 million and $0.1 million, respectively, related to the swap. At May 28, 2006 and February 25, 2007, the fair value of the interest rate swap recognized within accrued liabilities was $2.6 million and $2.0 million, respectively.
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
     As of May 28, 2006 and February 25, 2007, the net deferred amount of derivative gains and losses recognized in accumulated other comprehensive income was $0.1 million net of tax gain and $0.2 million net of tax gain, respectively. Swift Operating anticipates gains of $0.2 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.
     Swift Operating requires various raw materials in its operations, including cattle, hogs and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. Swift Operating considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond its control, such as economic and political conditions, supply and demand, weather, governmental regulation, and other circumstances. Generally, Swift Operating hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. Swift Operating may enter into longer-term derivatives on particular commodities if deemed appropriate. As of February 25, 2007, Swift Operating had derivative positions in place covering approximately 1% of its anticipated need for livestock and 12% of its anticipated need for diesel fuel through February 2008. As of February 25, 2007, Swift Operating had contracts to purchase 100% of its anticipated need for natural gas and diesel fuel through February 2008.
NOTE 3. LONG-TERM DEBT AND LOAN AGREEMENTS
     The major components of debt are as follows (in thousands):

	May 28, 2006	February 25, 2007
Current portion of long-term debt:
Current portion of installment notes payable	$209	$468
Current portion of capital lease obligations	1,593	1,495

Current portion of long-term debt	1,802	1,963

Long-term debt:
Revolving credit facility	276,295	248,148
Senior notes due 2009, net of unaccreted discount	259,745	261,612
Senior notes due 2010, net of unaccreted discount	111,101	117,819
Senior subordinated notes	150,000	150,000
Long-term portion of installment notes payable	11,359	10,832
Long-term capital lease obligations	16,484	15,414

Long-term debt, less current portion	824,984	803,825

Total debt	$826,786	$805,788

     As of February 25, 2007, Swift Operating had approximately $248.1 million of secured debt outstanding, approximately $24.7 million of outstanding letters of credit, and approximately $277.2 million of availability under its revolving credit facility.

     A summary of the components of interest expense is presented below (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2006	February 25, 2007	February 26, 2006	February 25, 2007
Interest on:

Revolving credit facility (approximately 6.8%, 7.5%, 6.2%, and 7.4%)	$4,611	$4,696	$11,349	$16,112
Senior notes due 2009 (10.125% rate)	6,784	6,784	20,309	20,309
Senior notes due 2010 (12.0%,12.0%, 11.4%, and 12.0% rate) (i)	3,167	3,559	8,948	10,237
Senior subordinated notes (12.5% rate)	4,687	4,688	14,035	14,036
Capital lease interest	406	375	1,235	1,152
Other miscellaneous interest charges	160	259	546	782
Interest rate swap	767	347	2,222	147
Amortization of deferred financing costs	1,406	1,485	4,468	4,429
Accretion of original issue discount	635	635	1,905	1,905
Less: Capitalized interest	(86)	(172)	(315)	(309)
Interest income	(218)	(391)	(908)	(904)

Total interest expense, net	$22,319	$22,265	$63,794	$67,896

(i)	The senior notes due 2010 are issued by Swift Holdings and guaranteed by Swift Foods. This guarantee expired on September 11, 2006.
     Guarantee of Debt of Indirect Parent — On March 11, 2005, Swift Foods issued $75.0 million of 10.25% convertible senior subordinated notes. The convertible notes are guaranteed by Swift Holdings.
     Financial Covenants - Swift Operating’s senior credit facilities and the indentures governing the notes issued by Swift Holdings and Swift Operating contain financial covenants that limit the ability of Swift Holdings and its subsidiaries to incur additional indebtedness, sell or dispose of assets, pay certain dividends, and prepay or amend certain indebtedness among other matters. As of February 25, 2007, Swift Holdings and its subsidiaries were in compliance with all financial covenants.
NOTE 4. RELATED PARTY TRANSACTIONS
     Monitoring and Oversight Agreement — In connection with the Transaction, Swift Operating and certain of its direct and indirect parents and subsidiaries entered into a ten-year agreement with an affiliate of HM Capital Partners, LLC (formerly known as Hicks, Muse, Tate & Furst, Incorporated) (“Hicks Muse Partners”) pursuant to which Swift Operating will pay Hicks Muse Partners an annual fee for ongoing monitoring and oversight and services provided to it. The annual fee will be adjusted at the beginning of each fiscal year to an amount equal to the greater of (a) $2 million or (b) 1% of the budgeted consolidated annual EBITDA of Swift Foods and its subsidiaries. The annual fee will also be adjusted in the event that Swift Foods or any of its subsidiaries acquires another entity or business during the term of the agreement. This expense is paid in advance quarterly. Selling, general, and administrative expenses for the thirteen and thirty-nine weeks ended February 26, 2006 and February 25, 2007 include $0.6 million, $1.8 million, $0.5 million, and $1.5 million, respectively, related to this agreement.
     Indemnity Side Letter — In connection with the closing of the Transaction, ConAgra Foods agreed to reimburse Swift Operating to the extent recall costs incurred after the Transaction exceed the accrual made for estimated recall costs pursuant to the purchase agreement relating to the Transaction, and Swift Operating agreed to reimburse ConAgra Foods to the extent the accrual exceeds the recall costs. ConAgra Foods has further agreed to indemnify Swift Operating for liabilities, costs, and expenses that it may incur with respect to third parties in connection with product liability claims or personal injury causes of action arising from the consumption of the products subject to the recall. At February 25, 2007, Swift Operating had a $1.6 million receivable from ConAgra Foods for reimbursement of amounts in excess of the accrual which represents additional claims from customers who received reimbursement for recall related costs from Swift Operating.
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
     Guarantee of Debt of Indirect Parent — On March 11, 2005, Swift Foods issued $75.0 million of 10.25% convertible senior subordinated notes. The convertible notes are guaranteed by Swift Holdings. The maximum potential amount of future payments that Swift Holdings would be required to make under the guarantee of Swift Foods’ convertible notes totaled $128.9 million at May 28, 2006 and February 25, 2007. The likelihood of material payments under this guarantee is not considered probable.
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
     Payables and Receivables with Parent – In connection with the issuance of Swift Holdings’ $105.0 million of senior notes due March 2010 in fiscal 2005, Swift Foods, an indirect parent of Swift Holdings, paid certain debt issuance costs on behalf of Swift Holdings. These costs are reflected as a payable to related party in the May 28, 2006 and February 25, 2007 consolidated balance sheets.
Transactions with Affiliated Companies
     During the thirteen and thirty-nine weeks ended February 26, 2006 and February 25, 2007, Swift Operating purchased $1.0 million, $1.2 million, $1.0 million and $2.9 million of cattle hides, respectively, and $41 thousand, $0.1 million, $0.1 million and $0.3 million of commodity product, respectively, from Coleman Natural Meats (“Coleman”), an independent meat packing company controlled by the chairman of the board of Swift Foods and its subsidiaries. In addition, it provided certain further processing capabilities to Coleman in the amount of $0.1 million and $0.2 million during the thirteen and thirty-nine weeks ended February 26, 2006, respectively. Such services were performed on a cost reimbursement basis. There was no further processing provided to Coleman in the thirteen and thirty-nine weeks ended February 25, 2007.
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
     During the thirty-nine weeks ended February 25, 2007, Swift Operating paid commissions totaling $146 thousand to Swett & Crawford, an intermediary insurance broker owned by HMSC Investments, L.P., an affiliate of Hicks Muse Partners, one of Swift

Operating’s equity sponsors. The commissions were earned by Swett & Crawford for placing insurance coverage with third-party carriers at market rates. No commissions were earned and paid to Swett & Crawford in the thirteen weeks ended February 25, 2007.
NOTE 5. LEGAL PROCEEDINGS
     On July 1, 2002, a lawsuit was filed against ConAgra Beef Company (which was part of the businesses acquired in the Transaction and renamed Swift Beef Company), Tyson Foods, Inc., Excel Company, and Farmland National Beef Packing Company, L.P. in the United States District Court of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the United States Department of Agriculture to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek an estimated $9.2 million in actual damages against Swift Beef under various causes of action, including restitution based on equitable principles of unjust enrichment. The plaintiffs also seek attorneys’ fees and expenses. On April 12, 2006, the jury returned a verdict against three of the four defendants, including a $2.3 million verdict against Swift Beef. The court issued a final order of judgment on February 14, 2007. Although Swift Beef has begun the process of appealing this judgment, a liability for the amount of the verdict was recorded during the final thirteen weeks of the fiscal year ended May 28, 2006. ConAgra Foods will indemnify Swift Operating against any judgments for monetary damages or settlements arising out of this litigation or any future litigation filed against ConAgra Foods, the businesses acquired in the Transaction, Swift Operating or certain of its affiliates that is based primarily on the substantive facts of this litigation to the extent that the litigation seeks damages resulting from the activities of ConAgra Foods or the businesses acquired in the Transaction prior to the acquisition of these entities to the extent such damages together with any other indemnifiable claims under the acquisition agreement entered into to effect the Transaction exceed a minimum threshold of $7.5 million. Swift Operating believes that Swift Beef Company has acted properly and lawfully in its dealings with cattle producers.
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
     The following table presents segment results for the thirteen and thirty-nine weeks ended February 26, 2006 and February 25, 2007 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	February 26, 2006	February 25, 2007	February 26, 2006	February 25, 2007
Net sales
Swift Beef	$1,383,301	$1,164,779	$4,129,477	$4,158,197
Swift Pork	496,639	511,045	1,560,605	1,601,825
Swift Australia	373,565	425,692	1,299,931	1,419,270
Corporate and Other	(9,253)	(11,149)	(32,913)	(31,433)

Total	$2,244,252	$2,090,367	$6,957,100	$7,147,859

Depreciation and amortization
Swift Beef	$11,169	$9,586	$33,417	$29,271
Swift Pork	4,899	4,392	14,719	13,368
Swift Australia	4,082	4,685	12,213	13,416
Corporate and Other	—	—	—	—

Total	$20,150	$18,663	$60,349	$56,055

EBITDA
Swift Beef	$(52,554)	$(29,032)	$(78,186)	$(10,585)
Swift Pork	16,354	7,605	58,172	45,232
Swift Australia	6,418	12,421	21,370	42,279
Corporate and Other	—	—	—	—

Total	(29,782)	(9,006)	1,356	76,926
Interest expense, net	(22,319)	(22,265)	(63,794)	(67,896)
Depreciation and amortization	(20,150)	(18,663)	(60,349)	(56,055)

Total loss before income taxes	$(72,251)	$(49,934)	$(122,787)	$(47,025)

     Total assets by segment are as follows (in thousands):

	May 28, 2006	February 25, 2007
Total assets
Swift Beef	$759,300	$676,973
Swift Pork	291,745	273,552
Swift Australia	525,597	513,789
Corporate and Other	383,727	464,366
Eliminations	(430,128)	(513,077)

Total	$1,530,241	$1,415,603

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
     The following condensed financial statements set forth Swift Operating’s balance sheets as of May 28, 2006 and February 25, 2007, statements of earnings for the thirteen and thirty-nine weeks ended February 26, 2006 and February 25, 2007 and statements of cash flows for the thirty-nine weeks ended February 26, 2006 and February 25, 2007. Effective with the date of the Transaction, Swift Operating’s senior notes due 2009 and senior subordinated notes have been guaranteed by Swift Holdings (the “Parent Guarantor”) and each of Swift Operating’s domestic subsidiaries (the “Subsidiary Guarantors”). The financial information is presented under the following column headings: Parent Guarantor, Issuer, Subsidiary Guarantors, and Subsidiary Non-Guarantors. “Subsidiary Non-Guarantors” include only the foreign subsidiaries of Swift Operating, which include Swift Refrigerated Foods S.A. de C.V., Kabushiki Kaisha SAC Japan, and Australia Meat Holdings Pty. Ltd. Investments in Swift Operating’s subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Guarantor, Swift Operating, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of Swift Operating and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of Swift Operating or the Subsidiary Guarantors.
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
     As a portion of the financing related to the acquisition of the Australian operations in conjunction with the Transaction described in Note 1, for the thirteen weeks ended February 26, 2006 and February 25, 2007, amounts of $2.6 million and for the thirty-nine weeks ended February 26, 2006 and February 25, 2007, amounts of $7.7 million were reflected as interest expense of the Subsidiary Non-Guarantors. Corresponding interest income of $2.6 million for the thirteen weeks ended February 26, 2006 and February 25, 2007 and $7.7 million for the thirty-nine weeks ended February 26, 2006 and February 25, 2007 were reflected for the Subsidiary Guarantors, in the accompanying statements of earnings.

S&C HOLDCO 3, INC. AND SUBSIDIARIES
BALANCE SHEET
MAY 28, 2006
(in thousands)

	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,074	$1,429	$6,178	$—	$51,681
Accounts receivable, net	—	3,761	283,825	80,800	(1,642)	366,744
Inventories	—	—	312,014	191,412	—	503,426
Other current assets	—	11,005	82,461	8,562	(61,090)	40,938

Total current assets	—	58,840	679,729	286,952	(62,732)	962,789
Property, plant, and equipment, net	—	—	340,138	170,783	—	510,921
Intercompany receivable	15,492	846,581	—	—	(862,073)	—
Goodwill	—	—	12,681	—	—	12,681
Other intangibles, net	—	—	16,695	5,675	—	22,370
Other assets	2,727	133,144	705	4,048	(119,144)	21,480
Net investment and advances in subsidiaries	289,294	54,210	—	—	(343,504)	—

Total assets	$307,513	$1,092,775	$1,049,948	$467,458	$(1,387,453)	$1,530,241

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$209	$1,593	$—	$—	$1,802
Accounts payable	3,461	8,218	173,945	72,518	—	258,142
Intercompany payable	—	—	836,436	25,637	(862,073)	—
Accrued liabilities	1,016	137,642	82,818	53,833	(62,732)	212,577

Total current liabilities	4,477	146,069	1,094,792	151,988	(924,805)	472,521
Long-term debt, less current portion	111,101	656,104	16,484	126,219	(84,924)	824,984
Other non-current liabilities	—	1,308	65,654	8,059	(34,220)	40,801

Total liabilities	115,578	803,481	1,176,930	286,266	(1,043,949)	1,338,306

Commitments and contingencies (Notes 3 and 5)
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	263,083	360,442	—	—	(360,442)	263,083
Retained earnings (accumulated deficit)	(119,263)	(119,263)	(126,992)	42,176	204,079	(119,263)
Accumulated other comprehensive income	48,115	48,115	8	64,016	(112,139)	48,115

Total stockholder’s equity	191,935	289,294	(126,982)	181,192	(343,504)	191,935

Total liabilities and stockholder’s equity	$307,513	$1,092,775	$1,049,948	$467,458	$(1,387,453)	$1,530,241

S&C HOLDCO 3, INC. AND SUBSIDIARIES
BALANCE SHEET
February 25, 2007
(in thousands)
(unaudited)

	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,059	$1,137	$6,491	$—	$46,687
Accounts receivable, net	—	6,583	225,955	91,217	(4,190)	319,565
Inventories	—	—	268,363	192,630	—	460,993
Other current assets	—	17,911	85,236	4,245	(67,580)	39,812

Total current assets	—	63,553	580,691	294,583	(71,770)	867,057
Property, plant, and equipment, net	—	—	319,054	174,705	—	493,759
Intercompany receivable	26,034	831,757	—	—	(857,791)	—
Goodwill	—	—	12,681	—	—	12,681
Other intangibles, net	—	—	11,842	5,520	—	17,362
Other assets	2,189	129,479	9,376	2,344	(118,644)	24,744
Net investment and advances in subsidiaries	249,846	19,141	—	—	(268,987)	—

Total assets	$278,069	$1,043,930	$933,644	$477,152	$(1,317,192)	$1,415,603

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$468	$1,495	$—	$—	$1,963
Accounts payable	3,187	8,129	135,834	60,404	—	207,554
Intercompany payable	—	—	819,905	37,886	(857,791)	—
Accrued liabilities	4,577	133,556	74,597	62,671	(71,770)	203,631

Total current liabilities	7,764	142,153	1,031,831	160,961	(929,561)	413,148
Long-term debt, less current portion	117,818	646,444	15,414	109,073	(84,924)	803,825
Other non-current liabilities	—	5,487	65,704	8,672	(33,720)	46,143

Total liabilities	125,582	794,084	1,112,949	278,706	(1,048,205)	1,263,116

Commitments and contingencies (Notes 3 and 5)
Common stock	—	—	2	75,000	(75,002)	—
Additional paid-in capital	263,444	360,803	—	—	(360,803)	263,444
Retained earnings (accumulated deficit)	(167,850)	(167,850)	(179,328)	45,925	301,253	(167,850)
Accumulated other comprehensive income	56,893	56,893	21	77,521	(134,435)	56,893

Total stockholder’s equity	152,487	249,846	(179,305)	198,446	(268,987)	152,487

Total liabilities and stockholder’s equity	$278,069	$1,043,930	$933,644	$477,152	$(1,317,192)	$1,415,603

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS (LOSSES)
(in thousands)
(unaudited)

	Thirteen Weeks Ended February 26, 2006
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$1,955,876	$288,376	$—	$2,244,252
Cost of goods sold	—	—	1,975,571	280,212	—	2,255,783

Gross profit (loss)	—	—	(19,695)	8,164	—	(11,531)

Selling, general, and administrative	—	—	32,340	6,039	—	38,379

Translation (gains) losses	—	—	(1)	23	—	22
Interest expense, net	—	—	15,697	6,622	—	22,319

Total other expenses	—	—	48,036	12,684	—	60,720

Loss before income taxes	—	—	(67,731)	(4,520)	—	(72,251)
Income tax benefit	—	—	(21,544)	(1,356)	—	(22,900)

Loss before equity in earnings of unconsolidated subsidiaries	—	—	(46,187)	(3,164)	—	(49,351)

Equity in losses of unconsolidated subsidiaries	(49,351)	(49,351)	—	—	98,702	—

Net loss	$(49,351)	$(49,351)	$(46,187)	$(3,164)	$98,702	$(49,351)

	Thirty-Nine Weeks Ended February 26, 2006
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$5,952,389	$1,004,711	$—	$6,957,100
Cost of goods sold	—	—	5,923,758	978,547	—	6,902,305

Gross profit	—	—	28,631	26,164	—	54,795

Selling, general, and administrative	—	—	95,412	18,151	—	113,563
Translation losses	—	—	5	220	—	225
Interest expense, net	—	—	45,217	18,577	—	63,794

Total other expenses	—	—	140,634	36,948	—	177,582

Loss before income taxes	—	—	(112,003)	(10,784)	—	(122,787)
Income tax benefit	—	—	(39,274)	(3,235)	—	(42,509)

Loss before equity in earnings of unconsolidated subsidiaries	—	—	(72,729)	(7,549)	—	(80,278)
Equity in losses of unconsolidated subsidiaries	(80,278)	(80,278)	—	—	160,556	—

Net loss	$(80,278)	$(80,278)	$(72,729)	$(7,549)	$160,556	$(80,278)

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF EARNINGS (LOSSES)
(in thousands)
(unaudited)

	Thirteen Weeks Ended February 25, 2007
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$1,730,535	$359,832	$—	$2,090,367
Cost of goods sold	—	—	1,739,275	344,816	—	2,084,091

Gross profit (loss)	—	—	(8,740)	15,016	—	6,276

Selling, general, and administrative	—	—	26,856	7,826	—	34,682
Translation (gains) losses	—	—	4	(741)	—	(737)
Interest expense, net	—	—	14,810	7,455	—	22,265

Total other expenses	—	—	41,670	14,540	—	56,210

Income (loss) before income taxes	—	—	(50,410)	476	—	(49,934)
Income tax expense (benefit)	—	—	(1,507)	143	—	(1,364)

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	—	(48,903)	333	—	(48,570)
Equity in losses of unconsolidated subsidiaries	(48,570)	(48,570)	—	—	97,140	—

Net income (loss)	$(48,570)	$(48,570)	$(48,903)	$333	$97,140	$(48,570)

	Thirty-Nine Weeks Ended February 25, 2007
	Swift Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net sales	$—	$—	$5,958,744	$1,189,115	$—	$7,147,859
Cost of goods sold	—	—	5,881,206	1,140,766	—	7,021,972

Gross profit	—	—	77,538	48,349	—	125,887

Selling, general, and administrative	—	—	83,909	21,224	—	105,133
Translation (gains) losses	—	—	(8)	(109)	—	(117)
Interest expense, net	—	—	46,018	21,878	—	67,896

Total other expenses	—	—	129,919	42,993	—	172,912

Income (loss) before income taxes	—	—	(52,381)	5,356	—	(47,025)
Income tax expense (benefit)	—	—	(45)	1,607	—	1,562

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	—	(52,336)	3,749	—	(48,587)
Equity in losses of unconsolidated subsidiaries	(48,587)	(48,587)	—	—	97,174	—

Net income (loss)	$(48,587)	$(48,587)	$(52,336)	$3,749	$97,174	$(48,587)

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended February 26, 2006
	Swift
	Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$(1,598)	$12,573	$(23,460)	$7,658	$(6,082)	$(10,909)

Cash flows from investing activities:
Additions to property, plant, and equipment	—	—	(19,221)	(17,231)	—	(36,452)
Proceeds from sales of property, plant, and equipment	—	—	1,781	61	—	1,842
Investment activity with subsidiaries	—	19,003	—	—	(19,003)	—
Notes receivable and other items	—	344	—	—	—	344

Net cash flows provided by (used in) investing activities	—	19,347	(17,440)	(17,170)	(19,003)	(34,266)

Cash flows from financing activities:
Additions to revolver, net	—	30,000	—	19,501	—	49,501
Payments of debt	—	(169)	(840)	—	—	(1,009)
Change in bank overdraft balances	—	89	(21,567)	(4,131)	—	(25,609)
Dividends paid	—	(7,293)	—	(25,085)	25,085	(7,293)
Net investments and advances/(distributions)	1,598	(78,691)	62,751	14,342	—	—

Net cash flows provided by (used in) financing activities	1,598	(56,064)	40,344	4,627	25,085	15,590

Effect of exchange rates on cash	—	—	—	(16)	—	(16)

Net change in cash and cash equivalents	—	(24,144)	(556)	(4,901)	—	(29,601)

Cash and cash equivalents, beginning of period	—	68,473	1,592	9,283	—	79,348

Cash and cash equivalents, end of period	$—	$44,329	$1,036	$4,382	$—	$49,747

S&C HOLDCO 3, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended February 25, 2007
	Swift
	Holdings	Swift		Subsidiary
	Parent	Operating	Subsidiary	Non-	Eliminations/
	Guarantor	Issuer	Guarantors	Guarantors	Adjustments	Total
Net cash flows provided by (used in) operating activities	$—	$(12,636)	$58,463	$20,095	$—	$65,922

Cash flows from investing activities:
Additions to property, plant, and equipment	—	—	(20,534)	(9,631)	—	(30,165)
Proceeds from sales of property, plant, and equipment	—	—	4,105	373	—	4,478
Proceeds from sale of intangible asset	—	—	2,872	—	—	2,872

Net cash flows used in investing activities	—	—	(13,557)	(9,258)	—	(22,815)

Cash flows from financing activities:
Payments of revolver, net	—	(11,000)	—	(18,176)	—	(29,176)
Payments of debt	—	(329)	(1,168)	—	—	(1,497)
Change in bank overdraft balances	—	(90)	(15,946)	(1,405)	—	(17,441)
Dividend paid	—	(250)	—	—	—	(250)
Net investments and advances/(distributions)	—	19,290	(28,084)	8,794	—	—

Net cash flows provided by (used in) financing activities	—	7,621	(45,198)	(10,787)	—	(48,364)

Effect of exchange rates on cash	—	—	—	263	—	263

Net change in cash and cash equivalents	—	(5,015)	(292)	313	—	(4,994)

Cash and cash equivalents, beginning of period	—	44,074	1,429	6,178	—	51,681

Cash and cash equivalents, end of period	$—	$39,059	$1,137	$6,491	$—	$46,687

NOTE 8. SUBSEQUENT EVENT
     On March 23, 2007, the State of Nebraska environmental regulatory agency notified Swift Operating that it has determined that groundwater remediation is necessary at Swift Operating’s former Grand Island Platte River By-Products site. The State has ranked this site as Remedial Action Class I, based on the neighboring home using a well in the area of contamination and is requiring Swift Operating, as the property owner, to submit a remedial action plan by June 29, 2007. The estimated cost of remediation is between $70 thousand and $1.1 million. It is unknown if the groundwater contamination is attributable to National By-Products, LLC (the company to whom Swift Operating leased the land) or ConAgra Foods when it was operating the facility. Darling International, Inc. (who acquired National By-Products, LLC) and/or ConAgra Foods may be liable for a portion of the preparation and implementation of any remedial action plan for the site.

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
Overview
     S&C Holdco 3, Inc. is the operating company owned by Swift Foods Company (“Swift Foods”). Swift Foods owns the red meat business formerly known as The ConAgra Red Meat Business which was acquired by Swift Foods in a series of transactions between September 18, 2002 and September 23, 2004. See Note 1 “Description of Business and Basis of Presentation,” of the consolidated financial statements contained in Part I. Item 1. of this Form 10-Q. Swift Foods is owned 82% by HM Capital Partners, LP, 17% by Booth Creek Management, and 1% by management.
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
     In Australia, seasonal demand does not fluctuate as significantly as it does in the US. There is a slight increase in demand from October through February due to increased demand domestically and in Japan, one of Australia’s primary markets. During the current fiscal year, outside factors, including a prolonged drought and the decision by a competitor to close a plant, have resulted in improved livestock supply at favorable prices following a non-seasonal pattern.
Recent Developments
     On December 23, 2003, the United States Department of Agriculture (“USDA”) reported the first apparent case of bovine spongiform encephalopathy (commonly referred to as “mad cow disease” or “BSE”) in the United States. Following the announcement, a number of countries, including Japan, Mexico, South Korea, Australia, Singapore, Malaysia, Russia, and China, temporarily banned the import of US beef. Japan, Mexico, and South Korea historically are the top three importers of US beef by volume according to the USDA. During fiscal 2003 and the six months ended November 23, 2003, periods prior to the import bans, these three countries collectively accounted for approximately 85% and 87%, respectively, of Swift Operating’s US beef exports, representing 11% and 14% of total worldwide beef sales for these periods, respectively.
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
     On December 12, 2006, as previously reported on our Form 8-K filed with the SEC on December 13, 2006, agents from the US Department of Homeland Security’s Immigration and Customs Enforcement (“ICE”) division and other law enforcement agencies conducted on-site employee interviews at all of our domestic production facilities except Louisville, KY and Santa Fe Springs, CA in connection with an investigation of the immigration status of an unspecified number of our workers. Approximately 1,300 individuals were detained by ICE and removed from our domestic labor force. No civil or criminal charges have been filed by the government against us or any of our current or former management employees. On December 12, 2006, after a six to seven hour suspension of operations due to the employee interview process, we resumed production at all facilities but at reduced output levels. Production throughput for the pork operations has returned to pre-ICE event levels and production throughput for substantially all of the beef operations is expected to return to pre-ICE event levels by fiscal year end. While we are still recovering from the financial impact, our preliminary estimate of the one-time impact on our full year ended May 27, 2007 of approximately $20 million resulting primarily from lost operating efficiency as new employees are retrained, plus up to an additional $10 million expected for employee retention and hiring incentives required to restaff the facilities with production employees, continues to appear reasonable. We do not believe there will be a continuing effect on our business, financial condition, results of operations, and cash flows beyond the current fiscal year.
     In January 2007, we implemented an overhead cost reduction program which resulted in the elimination of 70 filled and unfilled corporate positions. This program is expected to result in approximately $10 million to $15 million of annualized savings by the end of fiscal year 2008.
     In our Form 8-K filed with the SEC on January 23, 2007, we announced that our Board of Directors has engaged JPMorgan to assist in a review of strategic and financial alternatives. In the review process, the Board will consider a full range of possibilities including merger, possible sale, refinancing, or public equity offering. No decision has been made as to which alternative to pursue and it is possible that ultimately there may be no change from the current structure.
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
     The following table sets forth the reconciliation of EBITDA to total income (loss) before income taxes for the periods presented, including the last twelve months (“LTM”) ended February 25, 2007 (in thousands):

	Thirty-Nine		Thirty-Nine
	Weeks Ended	Fiscal Year	Weeks Ended	LTM Ended
	February 26,	Ended	February 25,	February 25,
	2006	May 28, 2006	2007	2007 (a)
EBITDA
Swift Beef	$(78,186)	$(97,082)	$(10,585)	$(29,481)
Swift Pork	58,172	73,336	45,232	60,396
Swift Australia	21,370	29,465	42,279	50,374

Total	1,356	5,719	76,926	81,289
Depreciation, amortization, and goodwill impairment charges (b)	(60,349)	(101,127)	(56,055)	(96,833)
Interest expense, net	(63,794)	(87,538)	(67,896)	(91,640)

Total loss before income taxes	$(122,787)	$(182,946)	$(47,025)	$(107,184)

(a)	This column is derived by deducting the thirty-nine weeks ended February 26, 2006 from the fiscal year ended May 28, 2006, and adding the thirty-nine weeks ended February 25, 2007.

(b)	The fiscal year ended May 28, 2006 includes a goodwill impairment charge of $21.1 million related to the Swift Australia segment.

Results of Operations
     Thirty-nine weeks ended February 25, 2007 compared to thirty-nine weeks ended February 26, 2006
     Net Sales. Net sales for the thirty-nine weeks ended February 25, 2007 increased $190.8 million, or 2.7%, as compared to the thirty-nine weeks ended February 26, 2006, primarily reflecting a 2.5% decrease in beef volume caused, at least in part, by the impact of the December ICE event, offset by a 3.3% increase in beef prices, a 0.6% decrease in pork volumes caused, at least in part, by the impact of the December ICE event, more than offset by a 3.2% increase in pork prices, and an 8.1% increase in volume for Swift Australia coupled with a 1.0% increase in prices. The US dollar to Australian dollar exchange rate increase of approximately 1.6% had a favorable impact on net sales.
     Cost of Goods Sold. Cost of goods sold increased $119.7 million, or 1.7%, for the thirty-nine weeks ended February 25, 2007 as compared to the thirty-nine weeks ended February 26, 2006 primarily due to 0.3% higher overall raw material prices partially offset by reduced overall volumes of 0.5%. Cost of goods sold in the current year was also impacted by increases in freight costs due to higher fuel surcharges from common carriers coupled with higher hourly labor and packaging costs which were partially offset by lower utility and insurance related costs. Additionally, for the thirty-nine weeks ended February 25, 2007, the realized and unrealized net gains related to our forward futures contracts for live cattle and hog purchases were $18.4 million as compared to losses of $1.7 million for the thirty-nine weeks ended February 26, 2006. The US dollar to Australian dollar exchange rate increase of approximately 1.6% unfavorably impacted cost of goods sold in the current thirty-nine weeks as compared to the same thirty-nine week period of the prior fiscal year.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 1.8% for the thirty-nine weeks ended February 25, 2007 as compared to 0.8% for the thirty-nine weeks ended February 26, 2006. Gross margin percentage increases in Swift Beef and Swift Australia were partially offset by declines in Swift Pork. Swift Beef gross margin increases were attributable to higher selling prices that more than offset higher raw material and operating costs while Swift Pork gross margin percentage declines were attributable to higher sales prices more than offset by higher raw material and operating costs. Swift Australia gross margin percentage increases were attributable to higher sales prices and lower livestock prices, primarily in the grass-fed operations.
     Selling, General, and Administrative. Selling, general, and administrative expenses were $105.1 million for the thirty-nine weeks ended February 25, 2007 as compared to $113.6 million for the thirty-nine weeks ended February 26, 2006. These expenses decreased by $8.4 million, or 7.4%, primarily related to reductions in overall professional fees and consulting costs coupled with reductions in employee related costs.
     Interest Expense, Net. Interest expense for the thirty-nine weeks ended February 25, 2007 was $67.9 million as compared to $63.8 million for the thirty-nine weeks ended February 26, 2006. The interest expense increase of $4.1 million related to increased borrowings under our credit agreement driven by operational declines in the prior fiscal year and higher interest rates in the current period.
     Income Taxes. For the thirty-nine weeks ended February 25, 2007, our effective tax rate was approximately (3.3)%. We calculate our interim income tax provision in accordance with FASB Interpretation Number (“FIN”) 18, Accounting for Income Taxes in Interim Periods (“FIN 18”). In accordance with paragraph 22a of FIN 18 and paragraph 140 of SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”) we recognized a federal tax benefit of $4.2 million on US losses for the thirty-nine weeks ended February 25, 2007. In addition, we recognized a tax benefit of $1.8 million related to an adjustment for tax contingencies. The remaining tax expense recognized for the thirty-nine weeks ended February 25, 2007 relates to income and other tax expenses of our Australian subsidiary, foreign withholding tax, and certain state and local tax expenses in the US.
     Thirteen weeks ended February 25, 2007 compared to thirteen weeks ended February 26, 2006
     Net Sales. Net sales for the thirteen weeks ended February 25, 2007 decreased $153.9 million, or 6.9%, as compared to the thirteen weeks ended February 26, 2006, primarily reflecting an 18.1% decrease in beef volume caused, at least in part, by the impact of the December ICE event, offset by a 2.9% increase in beef prices, a 4.1% decrease in pork volumes caused, at least in part, by the impact of the December ICE event more than offset by a 7.3% increase in pork prices coupled with an 11.5% increase in volume for Swift Australia coupled with a 2.2% increase in sales prices. The US dollar to Australian dollar exchange rate increase of approximately 5.3% favorably impacted net sales.
     Cost of Goods Sold. Cost of goods sold decreased $171.7 million, or 7.6%, for the thirteen weeks ended February 25, 2007 as compared to the thirteen weeks ended February 26, 2006 primarily due to lower volumes in Swift Beef and Swift Pork as noted above, partially offset by higher volumes in Swift Australia coupled with 0.3% higher overall raw material prices. Cost of goods sold in the current year was negatively impacted by higher hourly labor costs, packaging, and supplies, as a result of the operational recovery associated with the December ICE event. Additionally, for the thirteen weeks ended February 25, 2007 the realized and unrealized net gains related to our forward futures contracts for live cattle and hog purchases were $4.4 million as compared to losses of $3.1 million for the thirteen weeks ended February 26, 2006. The US dollar to Australian dollar exchange rate increase of approximately 5.3% negatively impacted cost of goods sold in the current thirteen weeks as compared to the same thirteen week period of the prior fiscal year.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 0.3% for the thirteen weeks ended February 25, 2007 as compared to (0.5%) for the thirteen weeks ended February 26, 2006. Gross margin percentage increases in Swift Beef and Swift Australia were partially offset by declines in Swift Pork. Swift Beef gross margin increases were attributable to higher selling prices which more than offset the increase in cost of goods sold while Swift Pork gross margin percentage declines were attributable to higher sales prices more than offset by higher raw material costs. Swift Australia gross margin percentage increases were attributable to higher sales prices coupled with lower raw material costs which more than offset higher other cost of goods sold.
     Selling, General, and Administrative. Selling, general, and administrative expenses were $34.7 million for the thirteen weeks ended February 25, 2007 as compared to $38.4 million for the thirteen weeks ended February 26, 2006. These expenses decreased by $3.7 million, or 9.6%, primarily related to reductions in overall professional fees and consulting costs coupled with reductions in employee related costs.
     Interest Expense, Net. Interest expense for the thirteen weeks ended February 25, 2007 was $22.3 million as compared to $22.3 million for the thirteen weeks ended February 26, 2006.
     Income Taxes. For the thirteen weeks ended February 25, 2007, our effective tax rate was approximately 2.7%. We calculate our interim income tax provision in accordance with FIN 18. In accordance with paragraph 22a of FIN 18 and paragraph 140 of SFAS No. 109 we recognized a $3.5 million tax benefit on US losses for the thirteen weeks ended February 25, 2007. The remaining tax expense recognized for the thirteen weeks ended February 25, 2007 relates to income and other tax expenses of our Australian subsidiary, foreign withholding tax, and certain state and local tax expenses in the US.

Segment Results
     The following table presents segment results for the thirty-nine weeks ended February 26, 2006 and February 25, 2007 (in thousands):

	Thirty-Nine Weeks Ended				Average
	February 26,	February 25,	Sales	Volume	Sales Price
	2006	2007	Change	Change	Change
Net sales
Swift Beef	$4,129,477	$4,158,197	$28,720	(2.5)%	3.3%
Swift Pork	1,560,605	1,601,825	41,220	(0.6)%	3.2%
Swift Australia	1,299,931	1,419,270	119,339	8.1%	1.0%
Corporate and Other	(32,913)	(31,433)	1,480	N/A	N/A

Total	$6,957,100	$7,147,859	$190,759	(0.5)%	2.1%

Depreciation and amortization
Swift Beef	$33,417	$29,271
Swift Pork	14,719	13,368
Swift Australia	12,213	13,416

Total	$60,349	$56,055

EBITDA
Swift Beef	$(78,186)	$(10,585)
Swift Pork	58,172	45,232
Swift Australia	21,370	42,279

Total	1,356	76,926

Depreciation and amortization	(60,349)	(56,055)
Interest expense, net	(63,794)	(67,896)

Total loss before income taxes	$(122,787)	$(47,025)

  Thirty-nine weeks ended February 25, 2007 compared to thirty-nine weeks ended February 26, 2006
  Swift Beef
     Net Sales. Net sales of Swift Beef were $4,158.2 million for the thirty-nine weeks ended February 25, 2007 as compared to $4,129.5 million for the thirty-nine weeks ended February 26, 2006. The sales increase of $28.7 million, or 0.7%, reflects 3.3% higher selling prices on 2.5% lower volumes due in part to the impact of the December ICE event.
     Depreciation and Amortization. Depreciation and amortization of Swift Beef was $29.3 million for the thirty-nine weeks ended February 25, 2007 as compared to $33.4 million for the thirty-nine weeks ended February 26, 2006. The decrease of $4.1 million, or 12.4%, was related to the disposition, in May 2006, of the Omaha and Nampa facilities (see Note 6 “Business Segments,” of the consolidated financial statements contained in Part I. Item 1. of this Form 10-Q).
     EBITDA. EBITDA of Swift Beef was $(10.6) million for the thirty-nine weeks ended February 25, 2007 as compared to $(78.2) million for the thirty-nine weeks ended February 26, 2006. The increase in EBITDA of $67.6 million reflected a 3.3% increase in sales prices more than offsetting the 1.6% increase in raw material prices. EBITDA in the current year was also impacted by increases in freight, packaging, and hourly labor costs due to the impact of the December ICE event which were offset by reductions in salary labor, utility, insurance and workers compensation expenses. Additionally, EBITDA was impacted favorably by the disposition of the Omaha and Nampa facilities, in May 2006 as the facilities had incurred EBITDA losses of $9.0 million through the thirty-nine weeks ended February 26, 2006 (see Note 6 “Business Segments,” of the consolidated financial statements contained in Part I. of this Form 10-Q). Selling, general, and administrative costs were lower year over year principally driven by professional fees and a reduction in employee related costs.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 0.2% for the thirty-nine weeks ended February 25, 2007 as compared to (1.2)% for the thirty-nine weeks ended February 26, 2006. The improved gross margins reflect the above mentioned improvement in sales price as a result of the continued focus on customer facing initiatives, more than offsetting the higher raw material prices.
  Swift Pork
     Net Sales. Net sales of Swift Pork were $1,601.8 million for the thirty-nine weeks ended February 25, 2007 as compared to $1,560.6 million for the thirty-nine weeks ended February 26, 2006. The increase of $41.2 million, or 2.6%, reflects 3.2% higher selling prices on 0.6% lower volumes due in part to the impact of the December ICE event.
     Depreciation and Amortization. Depreciation and amortization of Swift Pork was $13.4 million for the thirty-nine weeks ended February 25, 2007 as compared to $14.7 million for the thirty-nine weeks ended February 26, 2006. The decrease of $1.3 million, or 9.2%, resulted primarily from the depreciation recorded on assets placed in service, more than offset by the impact of assets fully depreciated during the period.
     EBITDA. EBITDA of Swift Pork was $45.2 million for the thirty-nine weeks ended February 25, 2007 as compared to $58.2 million for the thirty-nine weeks ended February 26, 2006. The decrease of $13.0 million, or 22.2%, resulted from a 0.6% decrease in volumes due to the impact of the December ICE event coupled with increases in raw material prices, transportation, hourly wages, and packaging costs and certain one time professional and consulting costs related to strategic initiatives which were incurred in the current year.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 4.2% for the thirty-nine weeks ended February 25, 2007 and 5.0% for the thirty-nine weeks ended February 26, 2006. The decrease in gross margin percentage reflected an increase in sales price more than offset by increases in raw material and plant operating costs.
  Swift Australia
     Net Sales. Net sales of Swift Australia were $1,419.3 million for the thirty-nine weeks ended February 25, 2007 as compared to $1,299.9 million for the thirty-nine weeks ended February 26, 2006. The increase in net sales of $119.3 million, or 9.2%, reflects a 1.0% increase on sales price coupled with a 8.1% increase in volume. Sales prices were favorably impacted by a 1.6% increase in the US dollar to Australian dollar exchange rate between the two periods. The increase in net sales was primarily driven by the significant increase in volume processed in both the grain and grass-fed businesses due to improved livestock availability at favorable prices.
     Depreciation and Amortization. Depreciation and amortization of Swift Australia was $13.4 million for the thirty-nine weeks ended February 25, 2007 as compared to $12.2 million for the thirty-nine weeks ended February 26, 2006. The increase of $1.2 million resulted from additions to property, plant, and equipment.
     EBITDA. EBITDA of Swift Australia was $42.3 million for the thirty-nine weeks ended February 25, 2007 as compared to $21.4 million for the thirty-nine weeks ended February 26, 2006. The increase of $20.9 million, or 97.8%, was the result of improved gross margins principally in the grass-fed business due to decreases in livestock costs coupled with higher volumes and increased sales prices partially offset by higher hourly labor, packaging, and certain one-time professional fees and consulting costs related to ongoing strategic initiatives which were incurred in the current year. In addition, a significant competitor closed a plant which was competing with Swift Australia for livestock. The closure increased livestock availability for Swift Australia.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) increased to 3.6% in the thirty-nine weeks ended February 25, 2007 from 2.1% for the thirty-nine weeks ended February 26, 2006 due to decreases in livestock costs primarily in the grass-fed business and higher sales prices.

     The following table presents segment results for the thirteen weeks ended February 26, 2006 and February 25, 2007 (in thousands):

	Thirteen Weeks Ended				Average
	February 26,	February 25,	Sales	Volume	Sales Price
	2006	2007	Change	Change	Change
Net sales
Swift Beef	$1,383,301	$1,164,779	$(218,522)	(18.1)%	2.9%
Swift Pork	496,639	511,045	14,406	(4.1)%	7.3%
Swift Australia	373,565	425,692	52,127	11.5%	2.2%
Corporate and Other	(9,253)	(11,149)	(1,896)	N/A	N/A

Total	$2,244,252	$2,090,367	$(153,885)	(7.0)%	2.7%

Depreciation and amortization
Swift Beef	$11,169	$9,586
Swift Pork	4,899	4,392
Swift Australia	4,082	4,685

Total	$20,150	$18,663

EBITDA
Swift Beef	$(52,554)	$(29,032)
Swift Pork	16,354	7,605
Swift Australia	6,418	12,421

Total	(29,782)	(9,006)

Depreciation and amortization	(20,150)	(18,663)
Interest expense, net	(22,319)	(22,265)

Total loss before income taxes	$(72,251)	$(49,934)

  Thirteen weeks ended February 25, 2007 compared to thirteen weeks ended February 26, 2006
  Swift Beef
     Net Sales. Net sales of Swift Beef were $1,164.8 million for the thirteen weeks ended February 25, 2007 as compared to $1,383.3 million for the thirteen weeks ended February 26, 2006. The sales decrease of $218.5 million, or 15.8%, reflects 2.9% higher selling prices on 18.1% lower volumes due in part to the impact of the December ICE event.
     Depreciation and Amortization. Depreciation and amortization of Swift Beef was $9.6 million for the thirteen weeks ended February 25, 2007 as compared to $11.2 million for the thirteen weeks ended February 26, 2006. The decrease of $1.6 million, or 14.2%, was related to the disposition, in May 2006, of the Omaha and Nampa facilities (see Note 6 “Business Segments,” of the consolidated financial statements contained in Part I. Item 1. of this Form 10-Q).
     EBITDA. EBITDA of Swift Beef was ($29.0) million for the thirteen weeks ended February 25, 2007 as compared to ($52.6) million for the thirteen weeks ended February 26, 2006. The increase in EBITDA of $23.5 million, or 44.8% was a result of the 2.9% increase in selling prices coupled with a nominal decrease in raw material costs. EBITDA in the current year was also impacted by higher hourly labor costs more than offset by reductions in freight costs, packaging and utility costs, a direct result of the reduced volumes associated with the operational recovery related to the December ICE event coupled with reductions in selling, general, and administrative expenses.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were (2.0)% for the thirteen weeks ended February 25, 2007 as compared to (3.1)% for the thirteen weeks ended February 26, 2006. The improved gross margins reflect higher sales prices coupled with nominally lower raw material prices.

  Swift Pork
     Net Sales. Net sales of Swift Pork were $511.0 million for the thirteen weeks ended February 25, 2007 as compared to $496.6 million for the thirteen weeks ended February 26, 2006. The increase of $14.4 million, or 2.9%, reflects 7.3% higher selling prices on 4.1% lower volumes due in part to the impact of the December ICE event.
     Depreciation and Amortization. Depreciation and amortization of Swift Pork was $4.4 million for the thirteen weeks ended February 25, 2007 as compared to $4.9 million for the thirteen weeks ended February 26, 2006. The decrease of $0.5 million, or 10.3%, resulted primarily from the depreciation recorded on assets placed in service, more than offset by the impact of assets fully depreciated during the period.
     EBITDA. EBITDA of Swift Pork was $7.6 million for the thirteen weeks ended February 25, 2007 as compared to $16.4 million for the thirteen weeks ended February 26, 2006. The decrease of $8.8 million, or 53.5%, resulted from a 4.1% decrease in volume coupled with a 7.3% increase in sales prices more than offset by an 11.0% increase in livestock prices. EBITDA in the current year was also impacted by higher hourly labor costs directly attributable to the impact of the December ICE event as well as higher repair and maintenance costs partially offset by reductions in selling, general and administrative expenses.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) were 2.7% for the thirteen weeks ended February 25, 2007 and 4.6% for the thirteen weeks ended February 26, 2006. The decrease in gross margin percentage reflected an increase in net sales prices more than offset by the increase in raw material prices.
  Swift Australia
     Net Sales. Net sales of Swift Australia were $425.7 million for the thirteen weeks ended February 25, 2007 as compared to $373.6 million for the thirteen weeks ended February 26, 2006. The increase in net sales of $52.1 million, or 14.0%, reflects a 2.2% increase in sales prices on an 11.5% increase in volume. Sales prices were positively impacted by a 5.3% increase in the US dollar to Australian dollar exchange rate between the two periods. The increase in net sales was mainly the result of volume increases in both the grass-fed and grain-fed business due to increased cattle availability and customer demand, respectively.
     Depreciation and Amortization. Depreciation and amortization of Swift Australia was $4.7 million for the thirteen weeks ended February 25, 2007 as compared to $4.1 million for the thirteen weeks ended February 26, 2006. The increase of $0.6 million resulted from additions to property, plant, and equipment coupled with the effect of foreign exchange rate differences. The US dollar to Australian dollar exchange rate increased an average of 5.3% between the two periods.
     EBITDA. EBITDA of Swift Australia was $12.4 million for the thirteen weeks ended February 25, 2007 as compared to $6.4 million for the thirteen weeks ended February 26, 2006. The increase of $6.0 million, or 93.5%, was a result of increased gross margins principally in the grass-fed business due to increases in livestock availability at favorable prices coupled with higher volumes and higher sales prices partially offset by higher hourly labor and employee related expenses, coupled with increases in packaging costs and contract services partially offset by reduced freight expenses. In addition, a significant competitor closed a plant which was competing with Swift Australia for livestock. The closure increased livestock availability for Swift Australia.
     Gross Margin Percentages. Gross margin percentages (gross profit as a percent of net sales) increased to 3.5% in the thirteen weeks ended February 25, 2007 from 2.2% for the thirteen weeks ended February 26, 2006 due to increases in net sales prices coupled with decreases in livestock costs primarily in the grass-fed business. Sales prices were positively impacted by a 5.3% increase in the US dollar to Australian dollar exchange rate between the two periods.
Liquidity and Capital Resources
  Internal Sources of Liquidity
     Our ongoing operations require the availability of funds to service debt, fund working capital, invest in our business, and pay our liabilities. We currently finance and expect to continue to finance these activities through cash flow from operations and from amounts available under our revolving credit facility. As of February 25, 2007, we had working capital of $453.9 million compared to $490.3 million at May 28, 2006. Decreased volumes as a result of the impact of the December ICE event resulted in lower receivables and inventory, somewhat offset by reductions in trade payables and other accrued expenses, which resulted in the net decrease in working capital.

     We believe that cash on hand, cash flows from operations, and availability under our revolving credit facility will be sufficient to meet ongoing operating requirements, make scheduled principal and interest payments on debt, and fund capital expenditures. At February 25, 2007, we had capital projects in progress that will require approximately $24.2 million to complete. Capital spending for fiscal 2007 is expected to approximate $51.0 million. These expenditures are primarily for major renewals and improvements and the development of new processing capabilities.
     Operating activities. Net cash provided by operating activities increased $76.8 million for the thirty-nine weeks ended February 25, 2007 as compared to the thirty-nine weeks ended February 26, 2006. The increase is attributable to improved margins in the current year which are the result of an overall increase in prices and relatively flat raw material costs coupled with a reduction in selling, general, and administrative expenses.
     On December 12, 2006, as previously reported on our Form 8-K filed with the SEC on December 13, 2006, agents from the US Department of Homeland Security’s Immigration and Customs Enforcement (“ICE”) division and other law enforcement agencies conducted on-site employee interviews at all of our domestic production facilities except Louisville, KY and Santa Fe Springs, CA in connection with an investigation of the immigration status of an unspecified number of our workers. Approximately 1,300 individuals were detained by ICE and removed from our domestic labor force. No civil or criminal charges have been filed by the government against us or any of our current or former management employees. On December 12, 2006, after a six to seven hour suspension of operations due to the employee interview process, we resumed production at all facilities but at reduced output levels. Production throughput for the pork operations has returned to pre-ICE event levels and production throughput for substantially all of the beef operations is expected to return to pre-ICE event levels by fiscal year end. We continue to believe that our preliminary estimate of the one-time impact on our full year ended May 27, 2007 of approximately $20 million resulting primarily from lost operating efficiency as new employees are retrained, plus up to an additional $10 million expected for employee retention and hiring incentives required to restaff the facilities with production employees is reasonable. We do not believe there will be a continuing effect on our business, financial condition, results of operations, and cash flows beyond the current fiscal year.
     In January 2007, we implemented an overhead cost reduction program which resulted in the elimination of 70 filled and unfilled corporate positions. This program is expected to result in approximately $10 million to $15 million of annualized savings by the end of fiscal year 2008.
     On March 23, 2007, the State of Nebraska environmental regulatory agency notified us that it has determined that groundwater remediation is necessary at our former Grand Island Platte River By-Products site. The State has ranked this site as Remedial Action Class I, based on the neighboring home using a well in the area of contamination and is requiring us, as the property owner, to submit a remedial action plan by June 29, 2007. The estimated cost of remediation is between $70 thousand and $1.1 million. It is unknown if the groundwater contamination is attributable to National By-Products, LLC (the company to whom we leased the land) or ConAgra Foods when it was operating the facility. Darling International, Inc. (who acquired National By-Products, LLC) and/or ConAgra Foods may be liable for a portion of the preparation and implementation of any remedial action plan for the site.
     Investing activities. Cash used in investing activities totaled $22.8 million for the thirty-nine weeks ended February 25, 2007 as compared to $34.3 million for the thirty-nine weeks ended February 26, 2006. The decrease in cash used is the result of lower capital expenditures planned overall coupled with the timing of expenditures in the current year as compared to the prior year and increased cash received from the sale of non-core assets.
     Financing activities. For the thirty-nine weeks ended February 25, 2007, cash used in financing activities was $48.4 million as compared to cash provided by financing activities of $15.6 million for the thirty-nine weeks ended February 26, 2006. Cash used increased due to a reduction in the outstanding revolver balance based on increased operating cash flows resulting from improved margins in the current year as compared to borrowings from the revolver in the prior year. This was partially offset by a larger dividend payment in the prior year than in the current year (see Note 4, “Related Party Transactions,” of the consolidated financial statements contained in Part I. Item 1. of this Quarterly Report on Form 10-Q).
  External Sources of Liquidity
     Our primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue our business strategy. To finance our working capital needs, we utilize cash flow from operations and borrow from our existing revolving credit facility in addition to a combination of equity and long-term debt to finance non-current assets.
     We have in place a revolving credit facility (expiring in May 2010) of $550.0 million of which $277.2 million was available for borrowing as of February 25, 2007 with major domestic and international banks.

     At February 25, 2007, we had $805.8 million of total debt outstanding as compared to $826.8 million as of May 28, 2006.
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
     We have hog purchase contracts which require the purchase of a minimum of approximately 40.0 million hogs through 2015. Such contracts vary in nature and stipulate minimum and maximum price commitments, based in part on market prices and in certain circumstances also include price adjustments based on corn prices. As part of the Transaction, ConAgra Foods has guaranteed the performance under certain hog purchase contracts which require us to purchase a minimum of approximately 1.2 million hogs annually through 2014. These contracts stipulate minimum price commitments, based in part on market prices, and in certain circumstances, also include price adjustments based on certain inputs.
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
     The agreement also contains customary events of default, including failure to perform or observe terms, covenants or agreements included in the agreement, payment of defaults on other indebtedness, defaults on other indebtedness if the effect is to permit acceleration, entry of unsatisfied judgments or orders against a loan party or its subsidiaries, failure of any collateral document to create or maintain a priority lien, change of control and certain sales of the Australian borrowers, and certain events related to bankruptcy and insolvency or environmental matters. If an event of default occurs, the lenders may, among other things, terminate their commitments, declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees, and exercise remedies under the collateral documents relating to the agreement. As of February 25, 2007, we were in compliance with all terms, covenants, and agreements.
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
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed to be “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 will be effective for us as of the beginning of fiscal year 2008. We are currently evaluating the impact, if any, of FIN 48 on our financial position, results of operations, and cash flows.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. This pronouncement is effective for us for fiscal year 2009. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS No. 159 requires additional disclosures related to fair value measurements included in the entity’s financial statements. This Statement is effective for us as of the beginning of fiscal year 2009. We have not determined if we will elect to adopt the fair value measurement provisions of this Statement and what impact such adoption may have on our financial position, results of operations, or cash flows.

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
     The following table provides the fair value of our open derivative instruments (in thousands):

	February 26, 2006	May 28, 2006	February 25, 2007
Fair Value:
Cattle and hogs	$(3,448)	$1,782	$5,092
Energy	—	—	98
Foreign currency	(139)	192	177
Interest rate swap	(3,319)	(2,638)	(1,964)

Total	$(6,906)	$(664)	$3,403

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
     As of February 25, 2007, we had firm contracts to purchase approximately 48% of our anticipated need of cattle and hogs, and we had derivative positions for approximately 1% of our anticipated need for cattle and hogs.
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
     Due to continued world oil market volatility during fiscal year 2006, our natural gas positions failed correlation under SFAS No. 133 and were marked to market during the thirty-nine weeks ended February 26, 2006 and recognized as a component of cost of goods sold in the statement of earnings for that period. We held no positions for natural gas during the thirty-nine weeks ended February 25, 2007. As of February 25, 2007, we had derivative positions for approximately 12% of our anticipated need for diesel fuel. As of February 25, 2007, we had contracts to purchase 100% of our anticipated annual need for natural gas and diesel fuel.
     During the thirty-nine weeks ended February 25, 2007, we entered into a series of fixed price gas supply contracts for approximately 30% of our anticipated monthly needs at prices ranging from $5.57 to $9.93 per MMBTU in order to provide a degree of certainty with respect to our utility costs for the upcoming year.
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
     Gains and losses from foreign currency derivatives are recognized in the statements of earnings as a component of net sales or as a component of other comprehensive income upon change in fair value. For the thirteen and thirty-nine weeks ended February 26, 2006 and February 25, 2007, our foreign currency positions qualify for hedge accounting in accordance with SFAS No. 133. The ineffective components, generally related to changes in actual foreign currency sales compared to estimated foreign currency sales or due to cancellations of committed customer sales, were not significant. Gains and losses from these contracts are recognized in the period in which the hedged transaction affects earnings. We principally use non-exchange-traded contracts to affect this coverage. Typically, the maximum length of time over which we hedge exposure to foreign currency risk is three months or less.
Interest Rate Risk
     We are exposed to interest rate movements on our floating rate debt. This risk is managed by monitoring our percentage mix of fixed rate and variable rate debt and reviewing other business and financial risks. As of February 25, 2007, the fair value of our floating rate debt was $259.4 million. A 100 basis point change in short-term rates would result in increased or decreased interest expense of approximately $2.6 million on an annualized basis based on borrowings outstanding as of February 25, 2007.
     In July 2003, we entered into a $100.0 million notional amount interest rate swap related to our fixed rate senior debt in order to change the characteristics of a portion of our senior debt from fixed rate debt to variable rate debt. This action was taken in order to achieve a fixed/floating rate debt target deemed appropriate for our business. The maturity date of the interest rate swap is October 2007 and the floating rate is calculated based on the six-month USD LIBOR set on the last day of each calculation period plus a fixed spread. This interest rate swap does not qualify for hedge accounting and therefore changes in the market value of these contracts are recognized immediately as unrealized income or expense in the statements of earnings. An amount of $0.1 million associated with the change in market value and cash interest expense for the thirty-nine weeks ended February 25, 2007 is recorded within interest expense in the statement of earnings. We cannot provide any assurance that we will not incur additional expenses related to changes in the fair value of the interest rate swap.

Sensitivity Analysis
     The following sensitivity analysis estimates our exposure to market risk of commodity prices, foreign exchange rates, and interest rates. The sensitivity analysis reflects the impact of a hypothetical 10% decrease in the fair value of applicable commodity prices, foreign exchange rates, and interest rates and excludes the underlying items that are being hedged (in thousands):

	February 26, 2006	May 28, 2006	February 25, 2007
Fair Value
Cattle and hogs	$(3,448)	$1,782	$5,092
Energy	—	—	98
Foreign currency	(139)	192	177
Interest rate swap	(3,319)	(2,638)	(1,964)

Total	$(6,906)	$(664)	$3,403

Estimated Fair Value Volatility (-10%)
Cattle and hogs	$(14,946)	$(14,562)	$8,286
Energy	—	—	6
Foreign currency	(17,946)	(18,183)	(16,519)
Interest rate swap	(2,168)	(2,041)	(1,706)

Total	$(35,060)	$(34,786)	$(9,933)

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
     We have approximately 18,600 employees worldwide. Approximately 10,900 employees at our United States facilities are represented by labor organizations and collective bargaining agreements. Approximately 4,500 employees at our Australian facilities are parties to Awards of Enterprise or Certified Agreements between various labor organizations and Swift Australia. Any significant increase in labor costs, deterioration of employee relations, slowdowns, or work stoppages at any of our locations, whether due to union activities, employee turnover, changes in availability of qualified production workers or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
     On December 12, 2006, as previously reported in our Form 8-K filed with the Securities and Exchange Commission on December 13, 2006, agents from the US Department of Homeland Security’s Immigration and Customs Enforcement (“ICE”) division and other law enforcement agencies conducted on-site employee interviews at all of our domestic production facilities except Louisville, KY and Santa Fe Springs, CA in connection with an investigation of the immigration status of an unspecified number of our workers. Approximately 1,300 individuals were detained by ICE and removed from our domestic labor force. No civil or criminal charges have been filed by the government against us or any of our current or former management employees. On December 12, 2006, after a six to seven hour suspension of operations due to the employee interview process, we resumed production at all facilities but at reduced output levels. Production throughput for the pork operations has returned to pre-ICE event levels and production throughput for substantially all of the beef operations is expected to return to pre-ICE event levels by fiscal year end. We continue to believe that our preliminary estimate of the one-time impact on our full year ended May 27, 2007 of approximately $20 million resulting primarily from lost operating efficiency as new employees are retrained, plus up to an additional $10 million expected for employee retention and hiring incentives required to restaff the facilities with production employees is reasonable. We do not believe there will be a continuing effect on our business, financial condition, results of operations, and cash flows beyond the current fiscal year.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of S&C Holdco 3, Inc. (1)

3.2	Bylaws of S&C Holdco 3, Inc. (2)

31.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer of S&C Holdco 3, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement, dated December 27, 2006, among Swift & Company, Australia Meat Holdings Pty. Limited, and John Keir

*	Furnished herewith

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year-ended May 25, 2003 of S&C Holdco 3, Inc. filed with the Securities and Exchange Commission on August 22, 2003. (File Number 333-100717)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S & C HOLDCO 3, INC.
By:	/s/ SAM B. ROVIT
Sam B. Rovit
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ RAYMOND P. SILCOCK
Raymond P. Silcock
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: April 6, 2007